Form 10QSB
period 1996-06-30
M T FINANCIAL GROUP INC
filed 1996-08-14
CIK 761237

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                     FORM 10-QSB

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the quarterly period ended June 30, 1996

                            Commission File Number 0-95440

                              M T FINANCIAL GROUP, INC.
                (Exact name of registrant as specified in its charter)

                NEVADA                              36-4010347
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

                        875 NORTH MICHIGAN AVENUE, SUITE 2930
                                  CHICAGO, IL 60611
                 (Address of principal executive offices) (Zip Code)

                                    (312) 850-8256
                 (Registrant's telephone number including area code)


    Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                   YES:/X/             NO:/ /

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,211,026 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE, ISSUED AND OUTSTANDING AS OF JUNE 30, 1996. NO SHARES OF PREFERRED STOCK, $.01 PAR VALUE PER SHARE, WERE ISSUED OR OUTSTANDING AS OF THAT DATE.

    Transitional Small Business Disclosure Format:

                   YES:/ /             NO:/X/


- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                        INDEX


                                                                            PAGE
PART I - FINANCIAL INFORMATION

    ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)................................1

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION.....5

PART II - OTHER INFORMATION...................................................5

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K................................5

                            PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                              M T FINANCIAL GROUP, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED BALANCE SHEETS


ASSETS
                                       JUNE 30, 1996
CURRENT ASSETS                         (UNAUDITED)         DECEMBER 31, 1995
- - --------------                         -------------       -----------------

    Cash and cash equivalents          $   53,041          $  193,266

    Interest receivable                    30,052              29,219
                                       ----------          ----------
         Total current assets              83,093             222,485

    United States Treasury Notes,
    total face value $1,100,000         1,098,957           1,033,634
    (as of June 30, 1996) and          ----------          ----------
    $1,000,000 (as of December 31,
    1995), at market

         TOTAL ASSETS                  $1,182,050          $1,256,119
                                       ----------          ----------
                                       ----------          ----------


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES-ACCOUNTS PAYABLE           $      492          $   20,278
- - ----------------------------           ----------          ----------

SHAREHOLDERS' EQUITY
- - --------------------

    Preferred stock, par value $.01        ---                 ---
    per share, 5,000,000 shares
    authorized, none issued

    Common stock, par value $.001          29,211              29,211
    per share, 150,000,000 shares
    authorized; 29,211,026 shares
    issued and outstanding

    Additional paid-in Capital          2,269,652           2,269,652

    Deficit accumulated during the
    development stage                  (1,138,377)         (1,120,417)

    Unrealized holding gain                21,072              57,395
                                       ----------          ----------

    TOTAL SHAREHOLDERS' EQUITY          1,181,558           1,235,841
                                       ----------          ----------
         TOTAL LIABILITIES AND         $1,182,050          $1,256,119
         SHAREHOLDERS' EQUITY          ----------          ----------
                                       ----------          ----------



                     SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                              M T FINANCIAL GROUP, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)





                         THREE MONTHS                   SIX MONTHS                   CUMULATIVE
                        ENDED JUNE 30,                ENDED JUNE 30,                AMOUNTS FROM
    REVENUES         1996           1995              1996        1995              APRIL 1, 1989
    --------         ----           ----              ----        ----              -------------
Investment Income   $   18,926  $   15,374         $   37,448    $  36,338              $ 124,536

EXPENSES

General and
   administrative
   and state
   income taxes        36,071       40,089             55,408      120,581                340,741
                   ----------   ----------         ----------    ---------              ---------

Net Loss           $  (17,145)  $  (24,715)         $  (17,960)  $ (84,243)             $(216,205)
                   ----------   ----------         ----------    ---------              ---------

Net Loss Per            ---          ---                ---          ---
Common Share       ----------   ----------         ----------    ---------


Weighted Average
   Number Of       29,211,026   29,211,019         29,211,026   29,211,019
   Common Shares   ----------   ----------         ----------   ----------
   Outstanding




                     SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                              M T FINANCIAL GROUP, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                  THREE MONTHS ENDED       SIX MONTHS ENDED               CUMULATIVE
                                       JUNE 30,                 JUNE 30,                 AMOUNTS FROM
OPERATING ACTIVITIES:            1996           1995        1996           1995          APRIL 1, 1989
                                 ----           ----        ----           ----          -------------
    Net loss                 $(17,145)       $ (24,715)  $(17,960)    $ (84,243)         $ (216,205)

    Amortization of            (1,620)         (1,620)     (3,240)       (3,781)            (10,260)
    discount on
    United States
    Treasury Notes

    Issuance of                   ----            ----        ----          ----              9,863
    common stock
    for professional
    services

Changes in operating
assets and
liabilities:

    Interest receivable       (16,771)        (13,281)       (833)         163              (30,052)

    Accounts payable           (9,355)         (8,475)     (19,786)       2,840                (258)
                             --------        --------    ---------    ---------          ----------

    Net cash used in          (44,891)        (48,091)     (41,819)     (85,021)           (246,912)
    operating                --------        --------    ---------    ---------          ----------
    activities

INVESTING ACTIVITIES

    Purchase of United
    States Treasury
    Notes                     (98,406)           ----      (98,406)        ----          (1,067,625)
                             --------       ---------    ---------    ---------          ----------
FINANCING ACTIVITIES

    Proceeds from                ----            ----         ----         ----           1,327,944
    issuance of common
    stock

    Proceeds from                 ---            ----         ----       25,014              39,634
    capital                  --------       ---------    ---------    ---------          ----------
    contributions
    by stockholders

    Net cash provided            ----            ----         ----       25,014           1,367,578
    by financing             --------       ---------    ---------    ---------          ----------
    activities

NET INCREASE                 (143,297)        (48,091)    (140,225)     (60,007)             53,041
(DECREASE)
IN CASH AND CASH
EQUIVALENTS

CASH AND CASH                 196,338         271,983      193,266      283,899                ----
EQUIVALENTS AT               --------       ---------    ---------    ---------          ----------
BEGINNING OF PERIOD

CASH AND CASH                $ 53,041       $ 223,892    $  53,041    $ 223,892          $   53,041
EQUIVALENTS AT               --------       ---------    ---------    ---------          ----------
END OF PERIOD                --------       ---------    ---------    ---------          ----------



                     SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                 NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                    June 30, 1996


1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1995 filed by the Company.

2.  TOTAL ASSETS; INVESTING ACTIVITIES

    The Company's Board of Directors has adopted a resolution that the Company does not intend to be an "investment company" within the meaning of the Investment Company Act of 1940 (the "Act"), and declared the business of the Company to be that of seeking at least majority ownership of one or more operating companies as soon as reasonably practicable, which business is consistent with the Company's past business purposes and activities. The Board further resolved that until such an acquisition is completed, the Company shall maintain its assets in cash, U.S. government securities or other property that would not cause the Company to be an "investment company" as defined in the Act.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

    M T Financial Group, Inc. (the "Company" or "M T Financial") is the successor by merger to Bemax Corporation ("Bemax").

    The Company is currently inactive and is not carrying on any business operations. As a result, the Company has generated no revenues from operations and continues to experience losses. The Company's net loss for the six months ended June 30, 1996 was $17,960, compared to a net loss of $84,243 for the same period in the prior year. The losses resulted from general and administrative expenses being in excess of investment income. (Unrealized gains and losses with respect to the Company's investment in U.S. Treasury Notes are excluded from earnings and are reported as a separate component of shareholders' equity until realized.)

    The Company's sole operational activity (and that of Bemax since 1988) has been to seek candidates for possible business combinations. The Company is seeking, among other things, to acquire at least majority ownership of one or more operating companies, including any company with which its principal stockholders are associated. No such operating company has been identified to date. There can be no assurances that the Company's ongoing activities in this regard will be successful or that the Company will not consider or enter into other types of business transactions.

    As a result of the capital raised by Bemax in its fiscal year ended March 31, 1995, M T Financial (as Bemax's successor) can satisfy all of its cash requirements for the foreseeable future and does not expect that its current business activities will require it to raise additional funds in the next twelve months. Unless a business combination is effected which so requires, M T Financial does not expect the purchase or sale of any plant or significant equipment or any significant change in the number of its employees.

                             PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

               Exhibit 27  Financial Data Schedule

    (b)  Reports of Form 8-K.

               None.

                                      SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       M T  Financial Group, Inc.



                                         /s/ Michael T. Lyon
                                       -----------------------------
Date:   August 7, 1996                 Michael T. Lyon, President
                                       and Chief Financial Officer