Form 10KSB40
period 1996-12-31
M T FINANCIAL GROUP INC
filed 1997-03-31
CIK 761237

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                 FORM 10-KSB


/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1996


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


                                (312) 397-2620
             (Registrant's telephone number, including area code)


       Securities registered pursuant to Section 12(b) of the Act:  None


       Securities registered pursuant to Section 12(g) of the Act:  None


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days:


               YES:  /X/          NO:  / /


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.          /X/


     The issuer's revenues for its most recent fiscal year:     $77,861


     The aggregate market value of the voting stock held by non-affiliates of the issuer as of December 31, 1996 was approximately $710,388.75 (computed on the basis of the average of the bid and asked price of a share of Common Stock during the 4th quarter as reported in the over-the-counter market).

Shares of Common Stock outstanding as of December 31, 1996:     29,211,026

Documents incorporated by reference:  None


Transitional Small Business Disclosure Format:  Yes:     / /     No:     /X/

                                    PART I


ITEM 1.   DESCRIPTION OF BUSINESS

          M T Financial Group, Inc. ("M T Financial" or the "Company") is a Nevada corporation incorporated on December 28, 1994. M T Financial is the successor by merger to Bemax Corporation, a California corporation ("Bemax"). The Bemax/M T Financial merger was effective as of March 31, 1995.

          Bemax was incorporated in 1984 to develop and market computer printer products. In April 1985, Bemax completed a public offering of its securities, but discontinued operations in November 1988 due to inadequate sales of these printer products and inadequate capital to conduct other research and development. Bemax's operations have remained inactive since that time, while it sought possible candidates for business combinations. M T Financial, like its predecessor Bemax, has no business operations, but is seeking and evaluating possible candidates for an acquisition or other business combination.

          The Company had no employees during the fiscal year ended December 31, 1996, either full-time or part-time. Its officers served on an as needed basis without compensation.


ITEM 2.   DESCRIPTION OF PROPERTY

          The Company's current office is located at 875 North Michigan Avenue, Suite 2930, Chicago, Illinois 60611, in space that is provided by its principal stockholder without lease payments or obligations. The Company does not own any real property.


ITEM 3.   LEGAL PROCEEDINGS

          During the fiscal year ended December 31, 1996, neither the Company nor its property was a party or subject to any legal proceeding, and to the knowledge of the Company, no proceeding is contemplated by a governmental authority.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the fourth quarter of M T Financial's 1996 fiscal year, there were no matters submitted to a vote of security holders.


                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company maintains no active trading market for its common stock, however, the common stock has been traded in the over-the-counter market from time to time.

          The high and low trading prices for the Company's common stock during each quarter of the last two fiscal years are set forth below.


                Period Ended December    Period Ended
                31, 1995                 December 31, 1996

                   High       Low           High     Low
                   ----       ---           ----     ---

1st Quarter        1.00       1.00          .50      .50

2nd Quarter         ---        ---          .625     .625

3rd Quarter         ---        ---          .625     .625

4th Quarter         .50        .50          .625     .625


          The foregoing information was obtained from the National Association of Securities Dealers as reported in the over-the-counter "bulletin board." The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. The foregoing information reflects trade prices, and not bid or ask prices, because the small number of trades through market makers for the Company's stock does not yield meaningful bid and ask prices.

          As of December 31, 1996, the Company's common stock was held by approximately 476 shareholders, including brokers holding stock in "street name."

          Holders of the Company's common stock are entitled to receive such dividends as may be declared by its Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid by the Company in the foreseeable future.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          Since 1988, the Company (including Bemax as its predecessor) has been inactive and did not carry on any business operations. As a result, the Company generated no revenues from operations for the past two fiscal years (other than investment income of $77,861 for the year ended December 31, 1996 and $53,199 for the year ended December 31, 1995) and experienced losses. The net loss for the fiscal year ended December 31, 1996 was $2,411 compared to a net loss of $56,682 for the nine months ended December 31, 1995. (Unrealized holding gains and losses with respect to the Company's investment in U.S. Treasury Notes are excluded from earnings and are reported as a separate component of shareholders' equity until realized.) The losses resulted from general and administrative expenses, including legal and other expenses incurred in connection with evaluating possible transactions for the Company, the sale of shares to new investors and the merger of Bemax into M T Financial.

          The Company's sole operational activity since 1988 has been to seek candidates for possible business combinations. M T Financial, as successor to Bemax, is also seeking to acquire at least majority ownership of one or more operating companies, including any company with which its principal stockholders may be associated. Any such acquisition may involve a change in control of the Company. There can be no assurances that the Company's ongoing activities in this regard will be successful or that other types of business transactions will not be considered or entered into by the Company.

          As a result of the capital raised by the Company in 1994, the Company can satisfy all of its cash requirements for the foreseeable future and does not expect that its current activities will require it to raise additional funds in the next twelve months (except if the Company engages in an acquisition which requires additional capital). Unless a business combination is effected which so requires, the Company does not expect the purchase or sale of any of its assets or any significant change in the number of its employees.

ITEM 7.   FINANCIAL STATEMENTS

          The response to this Item is contained in the Financial Statements identified in Item 13 and attached to this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.


                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          The following table and text sets forth the names and positions of all directors and executive officers of Bemax and their positions and offices with the Company on December 31, 1996. All of the directors will serve until their terms expire and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Terms of directors on the Board are staggered, in that directors are divided into three classes whose terms will expire one, two and three years from the last annual meeting of shareholders. Officers generally serve at the discretion of the Board of Directors. A brief description of the business experience of each director and executive officer during the past five years is set forth in the following chart. Other than Mr. Lyon, none of these individuals is a director of any other companies subject to the reporting requirements under the federal securities laws.

          Name             Age          Position          Director Since
          ----             ---          --------          --------------

Michael T. Lyon*           53      Chairman of the        October 7, 1994
                                   Board, President       to February 28,
                                   and Chief Financial    1997
                                   Officer

Stuart P. Levine*          51      Director and           October 7, 1994
                                   Vice President

Kathleen A. Beauchamp      55      Director,              October 7, 1994
                                   Secretary and
                                   Treasurer

Robert J. Weinstein, M.D.* 51      Director               February 28,
                                                          1997

       * Effective February 28, 1997, Mr. Lyon resigned as Chairman of the Board, President and Chief Financial Officer. Mr. Levine was elected on that date to serve as Chairman of the Board, President and Chief Financial Officer, and Dr. Weinstein was elected to fill the vacancy on the Board left by Mr. Lyon's resignation.

          MICHAEL T. LYON served as Chairman of the Board, President and Chief Financial Officer of Bemax since October 7, 1994 and held the same offices in M T Financial since its incorporation in December 1994. Mr. Lyon resigned as an officer and director of the Company on February 28, 1997. Mr. Lyon has been President of Amazing Savings of Illinois, a chain of retail closeout stores, since 1991; and a principal of Lyon Associates, a financial consulting and merchant banking firm, since 1986. Mr. Lyon is a graduate of Stanford Law School.

          STUART P. LEVINE has served as a Director and Vice President of Bemax since October 7, 1994 and has held the same offices in MT Financial since its incorporation in December 1994. On February 28, 1997, Mr. Levine assumed the position of Chairman of the Board, President and Chief Financial Officer.
Mr. Levine's term as a Director will expire at the annual meeting in April 1999. Mr. Levine has been President of Benefit Brokers of America, Inc. (an insurance agency) since 1982. He is the cousin of Theodore Tannebaum.
Mr. Levine is a graduate of the Chicago-Kent College of Law, Illinois Institute of Technology.

          KATHLEEN A. BEAUCHAMP has served as a Director and as Secretary and Treasurer of Bemax since October 7, 1994 and has held the same offices in M T Financial since its incorporation in December 1994. Ms. Beauchamp's term as a Director will expire at the annual meeting in April 1998. Ms. Beauchamp has been Principal Financial Administrator to Mr. Tannebaum since 1987.

          Messrs. Lyon and Levine and Theodore Tannebaum (a principal stockholder of the Company, see Item 11 below) are the owners of 10%, 20% and 30%, respectively, of the common stock of Fashionaire, Inc., and they served as its Chairman, Vice Chairman and Senior Chairman, respectively. Fashionaire was a small supplier of uniforms to the airline and other industries which filed for bankruptcy on December 20, 1994 and is now in liquidation. Mr. Lyon has acted as President of Fashionaire in the liquidation process.

          ROBERT J. WEINSTEIN, M.D., has served as a Director since February 28, 1997. Dr. Weinstein served as Chief Executive Officer of United HealthCare of Illinois until January 1, 1996 when he became a consultant to United HealthCare Corporation. Dr. Weinstein's term as a Director will expire at the annual meeting in April 1997. He is a graduate of the Chicago Medical School.

          The Company's officers and directors are not currently subject to compliance with Section 16(a) of the Exchange Act.


ITEM 10.  EXECUTIVE COMPENSATION

          The following table set forth compensation paid by the Company to its officers and directors as a group for services rendered to the Company in all capacities during the fiscal year ended December 31, 1996. (Because
Dr. Weinstein was elected as a Director on February 28, 1997, he is not included in the following table.) No officer or director received any cash compensation during the fiscal year ended December 31, 1996.

                                                    SUMMARY COMPENSATION TABLE



                                                                  LONG TERM COMPENSATION

                                        ANNUAL COMPENSATION                  AWARDS                PAYOUTS
                                     -------------------------    ---------------------------   -------------

NAME AND PRINCIPAL          YEAR     SALARY ($)   OTHER ANNUAL    RESTRICTED     SECURITIES                      ALL OTHER
POSITION                                          COMPENSATION    STOCK          UNDERLYING     LTIP             COMPENSA-
                                                  ($)             AWARD(S) ($)   OPTIONS (#)    PAYOUTS          TION ($)
                                                                                                      ($)
-----------------------------------------------------------------------------------------------------------------------------------

Michael T. Lyon             1996     $   0              0               0             0             0            $   0
  President (CEO),          1995         0              0               0             0             0                0
  CFO and Chairman          1994         0              0               0             0             0                0

Stuart P. Levine            1996     $   0              0               0             0             0                0
  Director,                 1995         0              0               0             0             0                0
  Vice-President            1994         0              0               0             0             0                0

Kathleen A. Beaucamp        1996     $   0              0               0             0             0            $   0
  Director                  1995         0              0               0             0             0                0
  Secretary and             1994         0              0               0             0             0                0
  Treasurer



BOARD OF DIRECTORS

          The directors of the Company receive no specified compensation for serving as directors, and have no standard arrangements providing for such compensation.


EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

          The Company has no employment agreements with any officers, directors or other employees. Also, the Company has no compensation plan or arrangement relating to the resignation, retirement or other termination of any person's employment or to any change in control of the Company.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth the stock ownership of the Company's directors and executive officers, and of any person or group known to the Company to be the owner of more than five percent of the Company's Common Stock, as of December 31, 1996.

                                           AMOUNT AND NATURE
                   NAME AND ADDRESS        OF BENEFICIAL           PERCENT
TITLE OF CLASS     OF BENEFICIAL OWNER     OWNERSHIP               OF CLASS
--------------     -------------------     ----------------        --------

Common Stock       Theodore Tannebaum      21,595,704              73.9
                   875 N. Michigan Avenue
                   Suite 2930
                   Chicago, IL 60611-1901

Common Stock       Robert Weinstein, M.D.  3,239,350               11.1
                   and Lois Weinstein
                   (Joint Tenants)
                   875 N. Michigan Avenue
                   Suite 2930
                   Chicago, IL 60611-1901

Common Stock       Michael T. Lyon         0                       0
                   8130 N. St. Louis
                   Skokie, IL 60076

Common Stock       Stuart P. Levine        3,239,350               11.1
                   875 N. Michigan Avenue
                   Suite 2930
                   Chicago, IL 60611-1901

Common Stock       Kathleen A. Beauchamp   0                       0
                   875 N. Michigan Avenue
                   Suite 2930
                   Chicago, IL 60611-1901

Common Stock       All directors and       3,239,350               11.1
                   executive officers as
                   a group (3 persons)


          There are no arrangements known to M T Financial which may result in a change of control of the Company. However, see Item 6, above.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Office space for the Company has been provided free of charge by its President and/or principal stockholder from time to time.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    1.    The financial statements and opinion of independent
             certified public accountants are set forth beginning on page F-i of this Form 10-KSB.

       2.    The following exhibits are furnished with this Form 10-KSB:

       Exhibit   Description
       -------   -----------

       3(ii) By Laws of M T Financial Group, Inc. (attached as Exhibit 3(ii) to the Registrant's Current Report on Form 8-K dated March 31, 1995 and incorporated herein by reference).

       27    Financial Data Schedule of M T Financial Group, Inc.

(b) The Company did not file any Current Reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1996.

                                                 M T FINANCIAL GROUP, INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                                                  CONTENTS

--------------------------------------------------------------------------------


          INDEPENDENT AUDITORS' REPORT                                 F-1


          FINANCIAL STATEMENTS
            Balance Sheet                                              F-2
            Statements of Operations                                   F-3
            Statements of Shareholders' Equity                   F-4 - F-5
            Statements of Cash Flows                             F-6 - F-7
            Notes to Financial Statements                       F-8 - F-11

INDEPENDENT AUDITORS' REPORT


Board of Directors
M T Financial Group, Inc.
Chicago, Illinois

We have audited the accompanying balance sheet of M T Financial Group, Inc., a development stage company, as of December 31, 1996, and the related statements of operations, shareholders' equity and cash flows for the year ended and nine months ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M T Financial Group, Inc. at December 31, 1996, and the results of its operations and its cash flows for the year ended December 31, 1996 and for the nine months ended December 31, 1995 in conformity with generally accepted accounting principles.

Since we were not engaged to audit the financial statements of the Company prior to April 1, 1994, the accompanying statements of operations and cash flows, "cumulative amounts from April 1, 1989," and the statements of shareholders' equity prior to the year ended March 31, 1995, were not audited by us and, accordingly, we do not express an opinion on them.

/s/ BDO Seidman, LLP

Chicago, Illinois
February 17, 1997

                                                 M T FINANCIAL GROUP, INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                                             BALANCE SHEET

--------------------------------------------------------------------------------

DECEMBER 31,                                                          1996
--------------------------------------------------------------------------

ASSETS (Note 1)

CURRENT ASSETS
  Cash and cash equivalents                                   $     66,657
  Interest receivable                                               31,094
--------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                97,751

UNITED STATES TREASURY NOTES, face value $1,100,000 (Note 3)     1,107,715
--------------------------------------------------------------------------

                                                              $  1,205,466
--------------------------------------------------------------------------
--------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES - ACCOUNTS PAYABLE                                $      2,841
--------------------------------------------------------------------------

SHAREHOLDERS' EQUITY (Notes 2 and 5)
  Preferred stock, par value $.01 per share, 5,000,000 shares authorized, none issued
  Common stock, par value $.001 per share, 150,000,000 shares
    authorized; 29,211,026 shares issued and outstanding            29,211
  Additional paid-in capital                                     2,269,652
  Deficit accumulated during the development stage (Note 1)     (1,122,828)
  Unrealized holding gain (Note 3)                                  26,590
--------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                       1,202,625
--------------------------------------------------------------------------

                                                              $  1,205,466
--------------------------------------------------------------------------
--------------------------------------------------------------------------

                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                 M T FINANCIAL GROUP, INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                                  STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

                               Cumulative                      Nine Months
                             Amounts from       YEAR ENDED           Ended
                            April 1, 1989     DECEMBER 31,    December 31,
                                 (Note 1)             1996            1995
--------------------------------------------------------------------------

REVENUES
  Investment income         $     164,949     $     77,861    $     53,199

EXPENSES
  General and
    administrative                361,580           80,272         109,881
--------------------------------------------------------------------------

Operating loss before
  provision for state
  income taxes                   (196,631)          (2,411)        (56,682)

PROVISION FOR STATE INCOME
  TAXES                             4,025                -               -
--------------------------------------------------------------------------
--------------------------------------------------------------------------

NET LOSS                    $    (200,656)    $     (2,411)   $    (56,682)
--------------------------------------------------------------------------
--------------------------------------------------------------------------

NET LOSS PER COMMON SHARE
  (Notes 1 and 5)                             $      (0.01)   $      (0.01)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                     29,211,026      29,211,026
--------------------------------------------------------------------------
--------------------------------------------------------------------------

                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                 M T FINANCIAL GROUP, INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                        STATEMENTS OF SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------

                                                                                              Deficit
                                                                                          Accumulated
                                                       Common Stock        Additional      During the     Unrealized
                                                    -------------------     Paid-in       Development       Holding
                                                      Shares   Amount       Capital             Stage          Gain         Total
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, at April 1, 1989                           4,830,000  $921,422    $       -      $ (922,172)     $        -     $  (750)
  Net loss for 1990                                         -         -            -         (2,062)               -      (2,062)
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, at March 31, 1990                          4,830,000   921,422            -        (924,234)              -      (2,812)
  1 for 5 reverse stock split (Note 1)             (3,863,937)        -            -               -               -           -
  Issuance of stock for cash in January 1991
       (Note 2)                                     2,610,400    13,052            -               -               -      13,052
  Issuance of stock for professional services
       in January 1991 (Note 2)                       223,000     1,113            -               -               -       1,113
  Net loss for 1991                                         -         -            -          (9,122)              -      (9,122)
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, at March 31, 1991                          3,799,463   935,587            -        (933,356)              -       2,231
  Issuance of stock for cash in July 1991
       (Note 2)                                       682,000    13,640            -               -               -      13,640
  Net loss for 1992                                         -         -            -          (7,796)              -      (7,796)
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, at March 31, 1992                          4,481,463   949,227            -        (941,152)              -       8,075
  Issuance of stock for professional services in
       October 1992 (Note 2)                           10,000     2,500            -               -               -       2,500
  Issuance of stock for professional services in
       March 1993 (Note 2)                              5,000     1,250            -               -               -       1,250
  1 for 2 reverse stock split (Note 5)             (2,248,231)        -            -               -               -        -
  Capital contributions (Note 2)                            -     6,000            -               -               -       6,000
  Net loss for 1993                                         -         -            -         (13,706)              -     (13,706)
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, at March 31, 1993                          2,248,232   958,977            -        (954,858)              -       4,119
  Capital contributions (Note 2)                            -    11,400            -               -               -      11,400
  Issuance of stock for cash in July 1993
       (Note 2)                                         5,000     1,250            -               -               -       1,250
  Net loss for 1994                                         -         -            -         (11,389)              -     (11,389)
---------------------------------------------------------------------------------------------------------------------------------

                                                 M T FINANCIAL GROUP, INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                        STATEMENTS OF SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------

                                                                                                Deficit
                                                                                            Accumulated
                                                     Common Stock              Additional    During the   Unrealized
                                                  ----------------------        Paid-in     Development      Holding
                                                    Shares       Amount         Capital           Stage   Gain (Loss)        Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at March 31, 1994                           2,253,232  $    971,627  $        -   $  (966,247)  $        -    $    5,380
  Issuance of stock for professional
    services in April 1994 (Note 2)                     20,000         5,000           -             -            -         5,000
  Capital contributions (Note 2)                             -        22,234           -             -            -        22,234
  Issuance of stock for cash in October
    and December 1994 (Note 2)                      56,148,806     1,300,002           -             -            -     1,300,002
  Effect of merger and reincorporation
    (Notes 1 and 5)                                (29,211,012)   (2,269,652)  2,269,652             -            -             -
  Net loss for year ended March 31, 1995                     -             -           -       (97,488)           -       (97,488)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, at March 31, 1995                          29,211,026        29,211   2,269,652    (1,063,735)           -     1,235,128
  Net loss for nine months ended
    December 31, 1995                                        -             -           -       (56,682)           -       (56,682)
  Unrealized holding gain (Note 3)                           -             -           -             -       57,395        57,395
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1995                       29,211,026        29,211   2,269,652    (1,120,417)      57,395     1,235,841
  Net loss for year ended
    December 31, 1996                                        -             -           -        (2,411)           -        (2,411)
  Unrealized holding loss (Note 3)                           -             -           -             -      (30,805)      (30,805)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1996                       29,211,026  $     29,211  $2,269,652   $(1,122,828)  $   26,590    $1,202,625
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                 M T FINANCIAL GROUP, INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                                  STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------

                                                Cumulative                            Nine
                                                   Amounts                           Months
                                                      from       YEAR ENDED           Ended
                                             April 1, 1989     DECEMBER 31,    December 31,
                                                  (Note 1)             1996            1995
-------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                   $  (200,656)     $     (2,411)   $    (56,682)
  Adjustments to reconcile net loss to
    net cash used in operating activities
    Issuance of common stock for
      professional services                        9,863                 -              -
    Amortization of discount on United
      States Treasury Notes                      (13,500)           (6,480)         (4,680)
    Changes in assets and liabilities
      Interest receivable                        (31,094)           (1,875)        (13,281)
      Accounts payable                             2,091           (17,437)         (3,894)
------------------------------------------------------------------------------------------

Net cash used in operating activities           (233,296)          (28,203)        (78,717)
------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of United States Treasury Notes    (1,067,625)          (98,406)             -
------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock       1,327,944                 -              -
  Proceeds from capital contributions
    by shareholders                               39,634                 -              -
------------------------------------------------------------------------------------------

Net cash provided by financing activities      1,367,578                 -              -
------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                     66,657          (126,609)       (78,717)

CASH AND CASH EQUIVALENTS, at beginning
  of period                                            -           193,266        271,983
------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, at end of period  $    66,657      $     66,657    $   193,266
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

                                                 M T FINANCIAL GROUP, INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                                  STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------

                                                Cumulative                            Nine
                                                   Amounts                           Months
                                                      from       YEAR ENDED           Ended
                                             April 1, 1989     DECEMBER 31,    December 31,
                                                  (Note 1)             1996            1995
-------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES CASH FLOW
  INFORMATION
  Cash paid during the period for
    income taxes                             $      4,112     $          -    $          -

-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NONCASH
  OPERATING AND FINANCING ACTIVITIES
  The Company issued 278,000 shares of
    common stock in prior periods in
    consideration of professional services   $      9,863     $          -    $          -
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                 M T FINANCIAL GROUP, INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                             NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.  ORGANIZATION AND
    SIGNIFICANT ACCOUNTING
    POLICIES

    NATURE OF OPERATIONS     Bemax Corporation ("Bemax") was incorporated in
                             July 1984 to engage in research and development for the design, manufacturing and marketing of printer products for the computer industry.
                             In November 1988, Bemax ceased operations because it did not have the financing to continue its research and development activities. In March
                             1995, Bemax was merged into M T Financial Group,
                             Inc. (the "Company"). As a result of the merger, every two shares of Bemax common stock held by Bemax stockholders were converted into one share of M T Financial Group, Inc. common stock. At the time of the merger, the Company was reincorporated in Nevada. The Company is currently inactive and is seeking and evaluating merger and acquisition candidates.

    BASIS OF PRESENTATION    The accompanying financial statements have been
                             prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management is contemplating merger and/or acquisition options which it believes will provide for profitable future operations to adequately fund operating costs and long-term growth. Effective April 1, 1989, the Company abandoned all prior research and development activities and began a search for a new business to acquire or merge into, or a new line of business to enter. Accordingly, the "cumulative amounts" include amounts since April 1, 1989, which is the date the Company began its search for a new business.

                             Although the Company has suffered recurring losses and negative cash flows from operations, management believes its current capital will allow for the Company's continued existence.

    YEAR END The Company changed its year end from March 31 to December 31, effective April 1, 1995.

                                                 M T FINANCIAL GROUP, INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                             NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

    ESTIMATES                The financial statements include estimated amounts
                             and disclosures based on management's assumptions about future events. Actual results may differ from those estimates.

    CASH EQUIVALENTS         Highly liquid investments with a maturity of three
                             months or less when purchased are classified as cash equivalents. The carrying amount approximates fair value because of the short maturity of those investments.

    INVESTMENT IN            The Company considers its investment in United
    UNITED STATES TREASURY   States Treasury Notes to be available-for-sale
    NOTES                    securities.  Unrealized holding gains and losses
                             are excluded from earnings and are reported as a separate component of shareholders' equity until realized.

    INCOME TAXES             Income taxes are calculated using the liability
                             method specified by Statement of Financial
                             Accounting Standards No. 109, "Accounting for
                             Income Taxes".

    LOSS PER SHARE           Loss per common share is based on the weighted
                             average number of shares outstanding during each period adjusted to give retroactive effect of the reverse stock splits in fiscal 1991, 1993 and 1995
                             (as a result of the merger).

2.  SHAREHOLDERS' EQUITY     In January 1991, the Company issued 2,610,400
                             shares of common stock for $13,052 and 223,000 shares for $1,113 of professional services to a director/officer of the Company in lieu of cash payment.

                             In July 1991, the Company issued 682,000 shares of common stock for $13,640 to officers, directors, employees and other related parties.

                             In October 1992, the Company issued 10,000 shares of common stock for $2,500 for professional services to a financial consultant of the Company in lieu of cash payment.

                                                 M T FINANCIAL GROUP, INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                             NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                             In March 1993, the Company issued 5,000 shares of common stock for $1,250 for professional services to a director of the Company in lieu of cash payment.

                             In the year ended March 31, 1993, principal shareholders of the Company made a capital contribution of $6,000.

                             In the year ended March 31, 1994, principal shareholders of the Company made capital contributions of $11,400.

                             In July 1993, the Company issued 5,000 shares of common stock for $1,250 to a financial consultant of the Company.

                             In April 1994, the Company issued 20,000 shares of common stock for $5,000 for professional services to a financial consultant and a director/officer of the Company in lieu of cash payment.

                             In the year ended March 31, 1995, principal shareholders of the Company made capital contributions of $22,234.

                             In October and December 1994, the Company issued 56,148,806 shares of common stock to new shareholders for $1,300,002.

                             In the year ended March 31, 1995, the Company increased the number of authorized common shares to 150,000,000.

                             In the year ended March 31, 1995, the Company authorized the issuance of 5,000,000 shares of $.01 par value preferred stock.

3.  INVESTMENT IN            The Company's investment in United States Treasury
    UNITED STATES            Notes consists of $1,100,000 principal amount,
    TREASURY NOTES           with interest at 6.375% and 5% payable
                             semiannually.  The securities mature on
                             February 15, 1999 and July 15, 1999.

                                       Fair value         $ 1,107,715
                                       Amortized cost       1,081,125
                                                          -----------
                                       Unrealized gain    $    26,590
                                                          -----------
                                                          -----------

4.  INCOME TAXES             At December 31, 1996, the Company has available,
                             for federal income tax purposes, operating loss carryforwards of approximately $1,033,000, which expire between 2000 and 2011, and tax credit carryovers of approximately $23,000, which expire between 2000 and 2001. The Company's ability to utilize its operating loss and tax credit carryovers is subject to limitations due to the 1995 change in ownership, pursuant to Section 382 of the Internal Revenue Code, as amended. The
                             Company has a deferred tax asset in the amount of $436,000 that is fully reserved.


5.  STOCK SPLITS             In April 1993, the shareholders approved a 1 for 2
                             reverse stock split which reduced the total issued and outstanding common stock of the Company to 2,248,231 shares. In March 1995, as a result of the merger of Bemax into the Company, the Company reduced the total issued and outstanding common stock of the Company from 56,148,806 to 29,211,026 shares. All data in these financial statements with respect to earnings per share and weighted average number of shares outstanding has been adjusted to reflect the reverse stock splits.


6.  OTHER                    Office space was available to the Company free of
                             charge and its officers served on an as-needed basis without compensation.

                                      SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       M T FINANCIAL GROUP, INC.



Date:  March 28, 1997                  /s/  Stuart P. Levine
                                       ---------------------------------------
                                            Stuart P. Levine,
                                            Chairman of the Board, President
                                            and Chief Financial Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 28, 1997                  /s/  Stuart P. Levine
                                       ---------------------------------------
                                            Stuart P. Levine,
                                            Chairman of the Board, President
                                            and Chief Financial Officer



Date:  March 28, 1997                  /s/  Robert J. Weinstein, M.D.
                                       ---------------------------------------
                                            Robert J. Weinstein, M.D.,
                                            Director



Date:  March 28, 1997                  /s/  Kathleen A. Beauchamp
                                       ---------------------------------------
                                            Kathleen A. Beauchamp,
                                            Director, Secretary
                                            and Treasurer

Supplemental information to be furnished with reports filed pursuant to
Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act:

As of December 31, 1996, the Registrant has not sent any annual report or proxy material to its security holders during the last fiscal year. In the event the Registrant issues an annual report to security holders covering the Registrant's fiscal year ended December 31, 1996, or an information statement or proxy statement, such documents shall be furnished to the Commission for its information. Such material, when furnished, shall not be deemed to be "filed" with the Commission or otherwise subject to liabilities of Section 18 of the Act (except to the extent that the Registrant specifically incorporates such material by reference in its Form 10-KSB).