Form 10QSB
period 1997-03-31
M T FINANCIAL GROUP INC
filed 1997-05-15
CIK 761237

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                     FORM 10-QSB

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1997

                            Commission File Number 0-95440

                              M T FINANCIAL GROUP, INC.
                (Exact name of registrant as specified in its charter)

          NEVADA                                  36-4010347
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

                        875 NORTH MICHIGAN AVENUE, SUITE 2930
                                  CHICAGO, IL  60611
                  (Address of principal executive offices)(Zip Code)

                                    (312) 397-2620
                 (Registrant's telephone number including area code)


     Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

               YES:  /x/           NO:  / /

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,211,026 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE, ISSUED AND OUTSTANDING AS OF MARCH 31, 1997. NO SHARES OF PREFERRED STOCK, $.01 PAR VALUE PER SHARE, WERE ISSUED OR OUTSTANDING AS OF THAT DATE.

     Transitional Small Business Disclosure Format:

               YES:  / /           NO:  /x/


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        INDEX


                                                                  PAGE
PART I - FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED). . . . . . . . . . . 1

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION. . . . . . . . . . . . . . . . 5

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . 5

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . 5

                            PART I.  FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS

                              M T FINANCIAL GROUP, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED BALANCE SHEETS


ASSETS

                                            MARCH 31, 1997
                                            (UNAUDITED)          DECEMBER 31, 1996
                                            ------------------   -----------------
CURRENT ASSETS
     Cash and cash equivalents              $    96,056          $    66,657
     Interest receivable                         13,906               31,094
                                            -----------          -----------

          Total current assets                  109,962               97,751


United States Treasury Notes,
face value $1,100,000, at market              1,095,570            1,107,715
                                            -----------          -----------

          TOTAL ASSETS                      $ 1,205,532          $ 1,205,466
                                            -----------          -----------
                                            -----------          -----------


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES-ACCOUNTS PAYABLE                $    11,721          $     2,841
                                            -----------          -----------

SHAREHOLDERS' EQUITY
     Preferred stock, par value                  ---                  ---
     $.01 per share, 5,000,000 shares
     authorized, none issued

     Common stock, par value $.001               29,211               29,211
     per share, 150,000,000 shares
     authorized; 29,211,026 shares
     issued and outstanding

     Additional paid-in Capital               2,269,652            2,269,652

     Deficit accumulated during the
     development stage                       (1,117,877)          (1,122,828)

     Unrealized holding gain                     12,825               26,590
                                            -----------          -----------

     TOTAL SHAREHOLDERS' EQUITY               1,193,811            1,202,625
                                            -----------          -----------

          TOTAL LIABILITIES AND             $ 1,205,532          $ 1,205,466
          SHAREHOLDERS' EQUITY              -----------          -----------
                                            -----------          -----------

                     SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                              M T FINANCIAL GROUP, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)



                              THREE MONTHS                        CUMULATIVE
                              ENDED MARCH 31,                     AMOUNTS FROM
     REVENUES            1997            1996                    APRIL 1, 1989
     --------            ----            ----                    -------------


Investment Income     $  19,459       $  18,522                    $  184,408

EXPENSES

  General and
  administrative
  and state
  income taxes           14,507          19,337                       380,112
                      ---------       ---------                    ----------

Net Income (Loss)     $   4,952       $    (815)                   $ (195,704)
                      ---------       ---------                    ----------

Net Income (Loss)
Per Common Share         ---             ---
                      ---------       ---------

Weighted Average
  Number Of          29,211,026      29,211,026
  Common Shares      ----------      ----------
  Outstanding


                     SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                              M T FINANCIAL GROUP, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                         THREE MONTHS ENDED            CUMULATIVE
                                              March 31,               AMOUNTS FROM
OPERATING ACTIVITIES:                    1997           1996          APRIL 1, 1989
                                         ----           ----          -------------
  Net income (loss)                $   4,952        $     (815)       $  (195,704)

  Amortization of                     (1,620)           (1,620)           (15,120)
  discount on
  United States
  Treasury Notes

  Issuance of                           ----              ----             9,863
  common stock
  for professional
  services

Changes in operating
assets and
liabilities:

  Interest receivable                 17,187            15,938           (13,907)

  Accounts payable                     8,880           (10,431)           10,971
                                   ---------        ----------       -----------
  Net cash provided                   29,399             3,072          (203,897)
  by (used in)                     ---------        ----------       -----------
  operating
  activities

INVESTING ACTIVITIES

  Purchase of United
  States Treasury                       ----              ----        (1,067,625)
  Notes                            ---------        ----------       -----------

FINANCING ACTIVITIES

  Proceeds from
  issuance of common                    ----              ----         1,327,944
  stock

  Proceeds from                         ----              ----            39,634
  capital                          ---------        ----------       -----------
  contributions
  by stockholders

  Net cash provided                     ----              ----         1,367,578
  by financing                     ---------        ----------       -----------
  activities

NET INCREASE                          29,399             3,072            96,056
IN CASH AND CASH
EQUIVALENTS

CASH AND CASH                         66,657           193,266              ----
EQUIVALENTS AT                     ---------        ----------       -----------
BEGINNING OF PERIOD

CASH AND CASH                      $  96,056        $  196,338         $  96,056
EQUIVALENTS AT                     ---------        ----------         ---------
END OF PERIOD                      ---------        ----------         ---------

                     SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                 NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                    March 31, 1997

1.        BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1996 filed by the Company.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

   During the quarter ended March 31, 1997, M T Financial Group, Inc. (the "Company" or "M T Financial") was inactive and was not carrying on any business operations. As a result, the Company generated no revenues from operations. The Company's net income for the three months ended March 31, 1997 was $4,952, compared to a net loss of $815 for the same period in the prior year. The income resulted from investment income being in excess of general and administrative expenses. (Unrealized gains and losses with respect to the Company's investment in U.S. Treasury Notes are excluded from earnings and are reported as a separate component of shareholders' equity until realized.)

   After the close of business on April 17, 1997, the Company executed a Plan and Agreement of Recapitalization and Merger (the "Agreement") among the Company, Photogen, Inc. ("Photogen") and certain other parties. The execution of the Agreement was announced by the Company in a press release filed with the Securities and Exchange Commission on a Form 8-K dated April 18, 1997, and the Agreement was filed on a Form 8-K dated May 2, 1997 (as amended by a Form 8-KA dated May 2, 1997). Each of the foregoing reports on Form 8-K are incorporated herein by reference, and these reports should be consulted for information about known trends, events and uncertainties that are reasonably likely to have a material impact on the Company and its business, its need for sources of liquidity, income and revenues (or losses) from continuing operations, and similar matters.

                             PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits. The following exhibits are furnished with this Form 10-QSB:

     Exhibit        Description

     2 Plan and Agreement of Recapitalization and Merger, dated as of April 17, 1997, among the Company, Photogen, Inc. and certain other parties (attached as Exhibit 2 to the Registrant's Current Report on Form 8-KA dated
                    May 2, 1997 and incorporated herein by reference).

     3(i)           Articles of Incorporation of M T Financial Group, Inc.
                    (attached as Exhibit 3(i) to the Registrant's Current Report on Form 8-K dated March 31, 1995 and incorporated herein by reference).

     3(ii) By-Laws of M T Financial Group, Inc. (attached as Exhibit 3(ii) to the Registrant's Current Report on Form 8-K dated March 31, 1995 and incorporated herein by reference).

     27             Financial Data Schedule of M T Financial Group, Inc.

     99 Press release of the Registrant, dated April 18, 1997, relating to the transactions in the Plan and Agreement of Recapitalization and Merger, dated as of April 17, 1997 (attached as Exhibit 99 to Registrant's Form 8-K dated April 18, 1997 and incorporated herein by reference).

(b)  Reports on Form 8-K.

     None.

                                      SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  M T Financial Group, Inc.


                                                   /s/ Stuart P. Levine
                                                  -------------------------
Date:   May 14, 1997                              Stuart P. Levine, President
                                                  and Chief Financial Officer

                                    EXHIBIT INDEX


Exhibit
No.                 Description


2 Plan and Agreement of Recapitalization and Merger, dated as of April 17, 1997, among the Company, Photogen, Inc. and certain other parties (attached as Exhibit 2 to the Registrant's Current Report on Form 8-KA dated
               May 2, 1997 and incorporated herein by reference).

3(i) Articles of Incorporation of M T Financial Group, Inc. (attached as Exhibit 3(i) to the Registrant's Current Report on Form 8-K dated March 31, 1995 and incorporated herein by reference).

3(ii) By-Laws of M T Financial Group, Inc. (attached as Exhibit 3(ii) to the Registrant's Current Report on Form 8-K dated
               March 31, 1995 and incorporated herein by reference).

27             Financial Data Schedule of M T Financial Group, Inc.

99 Press release of the Registrant, dated April 18, 1997, relating to the transactions in the Plan and Agreement of Recapitalization and Merger, dated as of April 17, 1997 (attached as Exhibit 99 to Registrant's Form 8-K dated
               April 18, 1997 and incorporated herein by reference).