Form 10QSB
period 1997-06-30
PHOTOGEN TECHNOLOGIES INC
filed 1997-08-14
CIK 761237

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1997

                          Commission File Number 0-95440

                            PHOTOGEN TECHNOLOGIES, INC.
               (Exact name of registrant as specified in its charter)

              NEVADA                                       36-4010347
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

                          7327 OAK RIDGE HIGHWAY, SUITE B
                                KNOXVILLE, TN 37931
                 (Address of principal executive offices)(Zip Code)

                                   (423) 769-4012
                 (Registrant's telephone number including area code)

     Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

               YES:  /x/          NO:  / /

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,000,000 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE, ISSUED AND OUTSTANDING AS OF
JUNE 30, 1997. NO SHARES OF PREFERRED STOCK, $.01 PAR VALUE PER SHARE, WERE ISSUED OR OUTSTANDING AS OF THAT DATE.

     Transitional Small Business Disclosure Format:

               YES:  / /          NO:  /x/

                                     INDEX


                                                                        PAGE
PART I - FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED). . . . . . . . . . . . . . 1

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION. . . . . . . . . . . . . . . . . . . 6

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . 7

     ITEM 2.   CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . 7

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . 7

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . 7

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                     PHOTOGEN TECHNOLOGIES, INC.
                           (FORMERLY KNOWN AS M T FINANCIAL GROUP, INC.)
                                 (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                 June 30,     December 31,
                                                                                   1997           1996
                                                                               -----------    ------------
                                                                               (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                    $   289,478    $         -
  Interest receivable                                                               54,249              -
  Prepaid expenses                                                                  16,329              -
  Marketable securities                                                          2,222,247              -
                                                                               -----------    -----------
         TOTAL CURRENT ASSETS                                                    2,582,303              -
EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                                 8,981              -
PATENTS' COSTS                                                                      15,053          5,489
                                                                               -----------    -----------
         TOTAL ASSETS                                                          $ 2,606,337    $     5,489
                                                                               ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES-ACCOUNTS PAYABLE                                                   $       224    $         -
                                                                               -----------    -----------
SHAREHOLDERS' EQUITY

  Preferred stock; par value $.01 per share; 5,000,000 shares
    authorized; none issued                                                              -              -

  Common stock; par value $.001 per share; 150,000,000 shares
    authorized; 36,000,000 shares issued and outstanding                            36,000              -

  Additional paid-in capital                                                     2,607,526          5,489
  Deficit accumulated during development stage after
    recapitalization                                                               (37,413)             -
                                                                               -----------    -----------
         TOTAL SHAREHOLDERS' EQUITY                                              2,606,113          5,489
                                                                               -----------    -----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 2,606,337    $     5,489
                                                                               ===========    ===========

                             SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                     PHOTOGEN TECHNOLOGIES, INC.
                           (FORMERLY KNOWN AS M T FINANCIAL GROUP, INC.)
                                    (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)


                                                                                                      Cumulative
                                                                Three Months        Six Months       Amounts From
                                                               Ended June 30,     Ended June 30,      November 3,
                                                                    1997               1997               1996
                                                                -----------        -----------        -----------
REVENUES
  Investment Income                                             $    36,103        $    36,103        $    36,103

EXPENSES
  General and administrative and state income taxes                  68,226             71,737             73,516
                                                                -----------        -----------        -----------
         NET INCOME (LOSS)                                      $   (32,123)       $   (35,634)       $   (37,413)
                                                                -----------        -----------        -----------
NET INCOME (LOSS) PER COMMON SHARE                              $         -        $         -
                                                                ===========        ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING             32,642,815         30,936,401
                                                                -----------        -----------

                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                      PHOTOGEN TECHNOLOGIES, INC.
                           (FORMERLY KNOWN AS M T FINANCIAL GROUP, INC.)
                                   (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                                                                      Cumulative
                                                                Three Months        Six Months       Amounts From
                                                               Ended June 30,     Ended June 30,      November 3,
                                                                    1997               1997               1996
                                                                -----------        -----------        -----------
OPERATING ACTIVITIES
  Net income (loss)                                             $   (32,123)       $   (35,634)       $   (37,413)
  Amortization of discount on United States Treasury Notes           (1,080)            (1,080)            (1,080)
  Realized gain on United States Treasury Notes                     (17,519)           (17,519)           (17,519)
Changes in operating assets and liabilities:
  Prepaid Expense                                                   (16,329)           (16,329)           (16,329)
  Interest receivable                                               (54,249)           (54,249)           (54,249)
  Accounts payable                                                      224                224                244
                                                                -----------        -----------        -----------
         NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES          (121,076)          (124,587)          (126,366)
                                                                -----------        -----------        -----------
INVESTING ACTIVITIES
  Purchase of marketable securities                              (2,222,247)        (2,222,247)        (2,222,247)
  Sale of United States Treasury Notes                            1,101,343          1,101,343          1,101,343
  Purchase of capital assets                                         (8,981)            (8,981)            (8,981)
  Patents' costs                                                     (9,564)            (9,564)           (15,053)
                                                                -----------        -----------        -----------
         NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES        (1,139,449)        (1,139,449)        (1,144,938)
                                                                -----------        -----------        -----------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                              6,313              6,313              6,313
  Proceeds from capital contributions by stockholders             1,914,801          1,918,312          1,925,580
  Cost of recapitalization                                         (371,111)          (371,111)          (371,111)
                                                                -----------        -----------        -----------
         NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES         1,550,003          1,553,514          1,560,782
                                                                -----------        -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                289,478            289,478            289,478

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          -                  -                  -
                                                                -----------        -----------        -----------
         CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   289,478        $   289,478        $   289,478
                                                                ===========        ===========        ===========

                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   PHOTOGEN TECHNOLOGIES, INC.
                          (FORMERLY KNOWN AS M T FINANCIAL GROUP, INC.)
                                 (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                            (UNAUDITED)

                                                                            Additional      During The
                                     Common Stock             Members'        Paid-In       Development
                                Shares         Amount         Capital         Capital          Stage           Total
                             -----------    -----------     -----------     -----------     -----------     -----------
BALANCE AT
  JANUARY 1, 1997                      -    $         -     $     5,489     $         -     $         -     $     5,489

NET LOSS AND CAPITAL
  CONTRIBUTIONS FOR
  THE PERIOD JANUARY 1,
  1997 TO MAY 15, 1997                 -              -           3,511               -          (3,511)              -
                             -----------    -----------     -----------     -----------     -----------     -----------
BALANCE AT
  MAY 15, 1997                         -              -           9,000               -          (3,511)          5,489

ISSUANCE OF STOCK FOR
  CASH                         6,312,833          6,313               -       1,797,137               -       1,803,450

CONTRIBUTED CAPITAL                    -              -               -          10,935               -          10,935

EFFECT OF
  RECAPITALIZATION
  AND MERGER                  29,687,167         29,687          (9,000)      1,170,565          (1,779)      1,189,473

COST ASSOCIATED WITH
  RECAPITALIZATION
  AND MERGER                           -              -               -        (371,111)              -        (371,111)

NET LOSS FOR THE
  PERIOD MAY 16, 1997
  TO JUNE 30, 1997                     -              -               -               -         (32,123)        (32,123)
                             -----------    -----------     -----------     -----------     -----------     -----------
BALANCE, AT
  JUNE 30, 1997               36,000,000    $    36,000     $         -     $ 2,607,526     $   (37,413)    $ 2,606,113
                             ===========    ===========     ===========     ===========     ===========     ===========

                            SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          PHOTOGEN TECHNOLOGIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  June 30, 1997

1.   BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended
December 31, 1997. For further information refer to the financial statements and footnotes thereto included on Forms 8-K and 8-KA dated May 16, 1997 filed by the Company.

2.   RECAPITALIZATION AND MERGER

      On May 16, 1997, M T Financial Group, Inc. (an inactive public shell) through its wholly owned subsidiary effected a reverse merger with Photogen, Inc., successor to Photogen, L.L.C. ("Photogen"). Legally Photogen is a wholly owned subsidiary of M T Financial Group, Inc. (now known as Photogen Technologies, Inc.).

      For financial reporting purposes, Photogen is deemed to be the acquiring entity. The transaction has been reflected in the accompanying financial statements as (1) a recapitalization of Photogen (consisting of a 48,000 for 1 stock split and change in par value) and (2) an issuance of shares by Photogen in exchange for all of the outstanding shares of M T Financial Group, Inc.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

     As of May 16, 1997, Photogen Technologies, Inc., formerly known as M T Financial Group, Inc. (the "Company" or "Photogen"), effected a recapitalization and completed a merger of a wholly-owned subsidiary with Photogen, Inc. pursuant to a Plan and Agreement of Recapitalization and Merger dated April 17, 1997 (the "Agreement") among the Company, Photogen, Inc. and certain other parties. The completion of the transactions contemplated by the Agreement was announced by the Company on a Form 8-K dated May 16, 1997 filed with the Securities and Exchange Commission. Financial data related to the transactions were reported on a Form 8-KA dated May 16, 1997 (and filed July 30, 1997). The execution of the Agreement was announced by the Company in a press release filed on a Form 8-K dated
April 17, 1997, and the Agreement itself was filed as an exhibit to the Company's Form 8-KA dated April 17, 1997. Each of the foregoing reports on Forms 8-K and 8-KA is incorporated herein by reference, and these reports should be consulted for information about known trends, events and uncertainties that are reasonably likely to have a material impact on the Company and its business, its need for sources of liquidity, income and revenues (or losses) from continuing operations, and similar matters.

     As a result of legal and other expenses related to the consummation of the transactions contemplated by the Agreement, pursuing patent protection and other administrative costs, the Company generated no revenues from operations and incurred certain expenses. The Company's net loss for the six months ended June 30, 1997 was $35,634. The Company believes it has enough cash resources for its currently anticipated needs during the next twelve months and will not have to raise additional funds; however, as noted below, complete development and commercialization of the Company's technology will require substantial additional funds.

     The Company is continuing to pursue patent protection for its therapy and imaging technology with the U. S. Patent and Trademark Office. The Company is also negotiating a contract to conduct animal studies which seek to demonstrate the efficacy of the Company's technology in animal models, including with respect to the spatial control, safety, multiple agent activation and depth of penetration of the laser. The animal studies are anticipated to begin in September 1997 after the contract is finalized.

     The Company has secured office and laboratory space and is proceeding to equip its laser research and development laboratory through the loan of certain laser equipment systems from a large laser manufacturer. The Company intends to purchase certain additional equipment for approximately $175,000.

     The Company anticipates expenditures for additional employees and equipment to be minimal until the results of the animal testing are known. The proposed animal studies contract is expected to include the Company's use of personnel employed by the testing facility.

     Completing human testing and seeking FDA licensure of therapeutic and diagnostic modalities is expected to take considerably longer than a year and will require substantial additional financing or contributions from strategic partners, perhaps as much as $50 million. While the Company is guardedly optimistic about achieving these goals, it cannot, however, provide assurances that it will successfully achieve these goals or the commercial development of its technology in the foreseeable future. The Company's success in the commercialization of its technology must at this time be deemed speculative.

     The statements herein relating to performance of the Company are forward looking statements. Such forward looking statements involve risks and uncertainties relating to, without limitation, the issuance of Letters Patent in the United States and worldwide covering the Company's principal claims in its pending patent applications, the demonstration of the safety and efficacy of the Company's technology in animal and human models, and receipt of appropriate regulatory approvals from the U.S. Food and Drug Administration and other agencies. While the Company remains optimistic about receiving patent protection in the United States and in the industrialized countries of the world regarding the principal claims made in the patent applications and in overcoming the risks referred to above, no assurances of such results can be given at this time.

                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

     On May 16, 1997, the Company sold an aggregate of 6,312,833 shares of common stock of the Company to Robert Weinstein, M.D., and Lois Weinstein, as joint tenants with rights of survivorship, Stuart Levine, W.F. Investment Enterprises, L.P. and Thomas Rosenberg for a purchase price of $.28568 per share (an aggregate of $1,803,450.11). These shares were issued as part of the recapitalization transactions described in the Agreement referred to in Part I,
Item 2, above.

     As of May 16, 1997, as part of the merger pursuant to the Agreement, each of the 500 outstanding shares of Photogen, Inc. common stock was converted into 48,000 shares of Company common stock (which resulted in the issuance of a total of 24,000,000 shares). The five shareholders of Photogen, Inc., consisting of Eric Wachter, Craig Dees, Walter Fisher, Thomas Scott and John Smolik, each acquired 4,800,000 shares. The Company's Board of Directors considered various factors in connection with the evaluation of the recapitalization and the 24,000,000 shares of Company common stock to be issued to the five shareholders for Photogen, Inc.'s technology and assets, and in doing so valued such technology and assets for at least $24,000, being the par value of the common stock issued in the merger.

     All common stock issued as part of the recapitalization and merger was issued in private placements to a small number of purchasers and without public solicitation. Accordingly, the shares issued in those transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and related regulations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held an Annual Meeting of Shareholders (the "Meeting") on May 15, 1997. The Company did not solicit proxies in connection with the Meeting.

     The Meeting was held for the following purposes:

 1. To consider and vote upon a proposal to ratify, adopt and approve a Plan and Agreement of Recapitalization and Merger dated as of April 17, 1997, pursuant to which the Company will (a) recapitalize its common stock, $.001 par value per share, (b) acquire Photogen, Inc., (c) amend and restate it Articles of Incorporation (including changing its name to "Photogen Technologies, Inc."), (d) amend and restate its Bylaws, and (e) elect five directors to its Board of Directors. The votes regarding the Proposal were as follows: For: 28,572,107; Against: 0; Abstain: 0.

 2. To consider and vote upon a proposal to re-elect Robert J. Weinstein, M.D. to the Board of Directors if Proposal 1 was not approved or if the Photogen acquisition did not close on or before May 31, 1997. The votes regarding the Proposal were as follows: For: 28,572,107; Against: 0; Abstain: 0.

 3. To consider and vote upon a proposal to ratify and approve the appointment of BDO Seidman, LLP as the Company's independent certified public accountants for 1997. The votes regarding the Proposal were as follows:
     For: 28,572,107; Against: 0; Abstain: 0.

     Proposal 1 was approved by the requisite number of shareholders, and accordingly, the Articles of Incorporation of the Company were amended to increase the size of the Board of Directors to five. Two directors resigned and Drs. Wachter, Fisher, and Dees and Mr. Smolik were each elected to the Board to serve for a one year term and until his successor is elected and qualified, and Dr. Weinstein continued to serve as a director.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.  The following exhibits are furnished with this Form 10-QSB:

      Exhibit  Description
      -------  -----------
      3(i) Restated Articles of Incorporation of Photogen Technologies, Inc. (attached as Exhibit 3(i) to the Registrant's Current Report on Form 8-K dated
               May 16, 1997 and incorporated herein by reference).

      3(ii)    Bylaws of Photogen Technologies, Inc. (Amended and
               Restated as of May 16, 1997) (attached as Exhibit
               3(ii) to the Registrant's Current Report on Form 8-K dated May 16, 1997 and incorporated herein by reference).

      27       Financial Data Schedule of Photogen Technologies, Inc.

  (b) Reports on Form 8-K.

      The Company filed the following Reports on Form 8-K for the quarter ended June 30, 1997:

      1. Form 8-K dated April 17, 1997 reporting that the Company had entered into a Plan and Agreement of Recapitalization and Merger.

      2. Form 8-KA dated April 17, 1997 amending the Form 8-K dated April 17, 1997 to include as an Exhibit the Plan and Agreement of Recapitalization and Merger.

      3. Form 8-K dated May 16, 1997 reporting that the Company completed the recapitalization and merger as reported on the Forms 8-K and 8-KA dated April 17, 1997.

      4. Form 8-KA dated May 16, 1997 reporting certain financial statements of the Company related to the recapitalization and merger as reported on the Form 8-K dated May 16, 1997.


                                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Photogen Technologies, Inc.


                                     /s/ John Smolik
                                     -----------------------------------------
Date:   August 14, 1997              John Smolik, President

                                  EXHIBIT INDEX


Exhibit
No.        Description


3(i) Restated Articles of Incorporation of Photogen Technologies, Inc. (attached as Exhibit 3(i) to the Registrant's Current Report on Form 8-K dated May 16, 1997 and incorporated herein by reference).

3(ii) Bylaws of Photogen Technologies, Inc. (Amended and Restated as of May 16, 1997) (attached as Exhibit 3(ii) to the Registrant's Current Report on Form 8-K dated May 16, 1997 and incorporated herein by reference).

27         Financial Data Schedule of Photogen Technologies, Inc.