Form 10QSB
period 1997-09-30
PHOTOGEN TECHNOLOGIES INC
filed 1997-11-14
CIK 761237

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1997

                  Commission File Number 0-95440

                    PHOTOGEN TECHNOLOGIES, INC.
      (Exact name of registrant as specified in its charter)

            NEVADA                                 36-4010347
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)


                  7327 OAK RIDGE HIGHWAY, SUITE B
                        KNOXVILLE, TN 37931
        (Address of principal executive offices) (Zip Code)

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

                     YES: /X/       NO: / /

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
36,000,000 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE, ISSUED AND OUTSTANDING AS OF SEPTEMBER 30, 1997. NO SHARES OF PREFERRED STOCK, $.01 PAR VALUE PER SHARE, WERE ISSUED OR OUTSTANDING AS OF THAT DATE.

     Transitional Small Business Disclosure Format:

                     YES: / /       NO: /X/

                             INDEX


                                                             PAGE
PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED) . . . . . . .    1

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION . . . . . . . . . . . .    7

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . .   12

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . .   12

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        PHOTOGEN TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED CONDENSED BALANCE SHEETS

                                       SEPTEMBER 30, 1997
                                         (Unaudited)        DECEMBER 31, 1996
                                       ------------------   -----------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                 $   74,545             $    -
  Interest receivable                           47,697                  -
  Prepaid expenses                              11,329                  -
  Marketable securities                        977,456                  -
                                            ----------             ------
     TOTAL CURRENT ASSETS                    1,111,027                  -

UNITED STATES TREASURY NOTES, TOTAL
 FACE VALUE $1,283,000                       1,246,055

EQUIPMENT AND LEASEHOLD IMPROVEMENTS            69,440                  -
PATENTS' COSTS                                  19,889              5,489
                                            ----------             ------
     TOTAL ASSETS                           $2,446,411             $5,489
                                            ==========             ======

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES-ACCOUNTS PAYABLE                $   29,944             $    -
                                            ----------             ------
SHAREHOLDERS' EQUITY
 Preferred stock; par value $.01
  per share; 5,000,000 shares
  authorized; none issued                            -                  -

 Common stock; par value $.001 per
  share; 150,000,000 shares
  authorized; 36,000,000 shares
  issued and outstanding                        36,000                  -

  Additional paid-in capital                 2,607,526              5,489

  Deficit accumulated during the
  development stage after
  recapitalization                            (227,059)                 -
                                            ----------             ------
     TOTAL SHAREHOLDERS' EQUITY              2,416,467              5,489
                                            ----------             ------
     TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                   $2,446,411             $5,489
                                            ==========             ======

                SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                         PHOTOGEN TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                    CUMULATIVE
                                   THREE MONTHS     NINE MONTHS      AMOUNTS
                                       ENDED           ENDED           FROM
                                   SEPTEMBER 30,    SEPTEMBER 30,   NOVEMBER 3,
                                       1997             1997           1996
                                   -------------    -------------   -----------
REVENUES

  Investment Income                   $  48,292       $  84,395      $  84,395

EXPENSES

  General and administrative and
  state income taxes                    237,938         309,675        311,454
                                     ----------      ----------      ---------
        NET INCOME (LOSS)             $(189,646)      $(225,280)     $(227,059)
                                     ==========      ==========      =========

NET INCOME (LOSS) PER COMMON SHARE    $       -       $    (.01)
                                     ==========      ==========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING         36,000,000      32,878,269
                                     ==========      ==========


                 SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                        PHOTOGEN TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                          THREE MONTHS     NINE MONTHS      CUMULATIVE
                                              ENDED           ENDED        AMOUNTS FROM
                                          SEPTEMBER 30,    SEPTEMBER 30,    NOVEMBER 3,
                                               1997            1997            1996
                                          -------------    -------------   ------------
OPERATING ACTIVITIES
  Net income (loss)                       $  (189,646)     $  (225,280)   $  (227,059)
  Depreciation                                  2,605            2,605          2,605
  Amortization of discount on
   United States Treasury Notes                     -           (1,080)        (1,080)
  Realized gain on United States
   Treasury Notes                                   -          (17,519)       (17,519)
  Loss on securities                            1,048            1,048          1,048
Changes in operating assets and
 liabilities:
  Prepaid Expense                               5,000          (11,329)       (11,329)
  Interest receivable                           6,552          (47,697)       (47,697)
  Accounts payable                             29,720           29,944         29,944
                                          -----------      -----------    -----------
     NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES                    (144,721)        (269,308)      (271,087)
                                          -----------      -----------    -----------
INVESTING ACTIVITIES
  Sale of marketable securities             1,204,464        1,204,464      1,204,464
  Purchase of marketable securities                 -       (2,222,247)    (2,222,247)
  Purchase of United States
   Treasury Notes                          (1,406,212)      (1,406,212)    (1,406,212)
  Sale of United States
   Treasury Notes                             199,437        1,300,780      1,300,780
  Purchase of capital assets                  (63,065)         (72,046)       (72,046)
  Patents' costs                               (4,836)         (14,400)       (19,889)
                                          -----------      -----------    -----------
     NET CASH PROVIDED (USED)
     BY INVESTING ACTIVITIES                  (70,212)      (1,209,661)    (1,215,150)

FINANCING ACTIVITIES

  Proceeds from issuance of
   common stock                                     -            6,313          6,313
  Proceeds from capital
   contributions by stockholders                    -        1,918,312      1,925,580
  Cost of recapitalization                          -         (371,111)      (371,111)
                                                           -----------    -----------
     NET CASH PROVIDED (USED)
     BY FINANCING ACTIVITIES                        -        1,553,514      1,560,782

                                          THREE MONTHS     NINE MONTHS      CUMULATIVE
                                              ENDED           ENDED        AMOUNTS FROM
                                          SEPTEMBER 30,    SEPTEMBER 30,    NOVEMBER 3,
                                               1997            1997            1996
                                          -------------    -------------   ------------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                         (214,933)          74,545         74,545

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                           289,478                -              -
                                          -----------      -----------    -----------
     CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                     $    74,545      $    74,545    $    74,545
                                          ===========      ===========    ===========

               SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                        PHOTOGEN TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                         Additional    During The
                                    Common Stock            Members'      Paid-In      Development
                               Shares          Amount       Capital       Capital         Stage          Total
                             ----------      --------       -------     -----------    ----------     -----------
BALANCE AT
 JANUARY 1, 1997                      -      $      -       $ 5,489     $         -    $        -     $     5,489

NET LOSS AND CAPITAL
 CONTRIBUTIONS FOR
 THE PERIOD JANUARY 1,
 1997 TO MAY 15, 1997                 -             -         3,511               -        (3,511)              -
                             ----------      --------       -------     -----------    ----------     -----------
BALANCE AT
 MAY 15, 1997                         -             -         9,000               -        (3,511)          5,489

ISSUANCE OF STOCK FOR
  CASH                        6,312,833         6,313             -       1,808,072             -       1,814,385

EFFECT OF
 RECAPITALIZATION
 AND MERGER                  29,687,167        29,687        (9,000)      1,170,565        (1,779)      1,189,473

COST ASSOCIATED WITH
 RECAPITALIZATION
 AND MERGER                           -             -             -        (371,111)            -        (371,111)

NET LOSS FOR THE
 PERIOD MAY 16, 1997
 TO SEPTEMBER 30, 1997                -             -             -               -      (221,769)       (221,769)
                             ----------      --------       -------     -----------    ----------     -----------
BALANCE, AT
 SEPTEMBER 30, 1997          36,000,000      $ 36,000       $     -     $ 2,607,526    $ (227,059)    $ 2,416,467
                             ==========      ========       =======     ===========    ==========     ===========


                 SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                           PHOTOGEN TECHNOLOGIES, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 1997

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

2.  RECAPITALIZATION AND MERGER

    On May 16, 1997, M T Financial Group, Inc. (an inactive public company) through its wholly-owned subsidiary effected a reverse merger with Photogen, Inc., successor to Photogen, L.L.C. ("Photogen"). Legally, Photogen is a wholly-owned subsidiary of Photogen Technologies, Inc. (formerly known as M T Financial Group, Inc.).

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

    Since Photogen Technologies, Inc. (the "Company" or "Photogen") (formerly known as M T Financial Group, Inc.) acquired Photogen, Inc., the Company has been principally engaged in the research and development of drugs and medical device products for use in photodynamic therapy. The Company has not completed development of any product at this time. The Company has not generated revenues from the sale of any proposed products or other operations, and has continued to experience losses. The Company's income for the nine months ended September 30, 1997 was $84,395 and resulted primarily from investment income on the proceeds from the sale of common stock in the Company's recent restructuring. The Company's net loss for the nine months ended September 30, 1997 was $225,280. The losses are attributable primarily to expenses related to pursuing patent protection for the Company's technology, acquiring equipment and commencing animal studies, and other general and administrative costs (including taxes). The Company expects to continue to incur losses for at least the next several years as it engages in research and development, clinical testing, regulatory approval activities and the manufacture and sale of any products that the Company may develop.

    The Company is preparing a Registration Statement on Form 10-SB to register its common stock under Section 12(g) of the Securities Exchange Act of 1934. The Company expects to file the Form 10-SB during the fourth quarter of 1997 or the first quarter of 1998. The Company is exploring the possibility of obtaining additional interim financing, in the range of $5 million, through a private placement of common stock. However, these plans are in the preliminary stages and the Company has not identified any potential investor or price for its shares if it were to proceed with such an offering.

    The Company is continuing to pursue patent protection for its therapy and imaging technology with the U. S. Patent and Trademark Office, and in India and under the Patent Cooperation Treaty (covering countries in Europe, Japan, Korea, China, Brazil and others). The Company's treatment patent application was the subject of an office action from the U.S. Patent and Trademark Office.

The Company met with the patent examiner and has been able to file additional claims. The Company is awaiting further action from the U.S. Patent and Trademark Office. The Company is proceeding to file two divisional applications under its original treatment patent application. The Company is not aware of any developments with respect to the U.S. Patent and Trademark Office's consideration of its imaging patent application.

    The Company executed a contract to conduct animal studies which seek to demonstrate the efficacy of the Company's technology in animal models, including with respect to the spatial control, safety, multiple agent activation and depth of penetration of the laser. The animal studies are expected to begin during the fourth quarter of 1997. The total cost of the work under the animal studies contract is $178,100.

    The Company is occupying approximately 3,000 square feet of office and laboratory space in Knoxville, Tennessee. The Company pays a monthly rental of $4,680 for the facility (including certain equipment) plus charges for utilities and similar items. The Company is proceeding to equip its laser research and development laboratory through the loan of certain laser equipment systems from a large laser manufacturer. The Company intends to purchase or lease certain additional facilities and equipment for approximately $175,000.

    The Company anticipates expenditures for additional employees and equipment to be minimal until the results of the animal testing are known. The animal studies contract includes the Company's use of personnel employed by the testing facility. For that reason, the Company believes it has enough cash resources for its currently anticipated needs during the next twelve months and will not have to raise additional funds; however, as noted below, complete development and commercialization of the Company's technology will require substantial additional funds.

    The Company cannot provide assurances that it will successfully achieve its goals or the commercial development of its technology in the foreseeable future. The Company's success in this regard must at this time be deemed speculative. This Item 2 to Photogen's Form 10-QSB contains forward-looking statements which involve risks, uncertainties and other factors that may cause the Company's actual results or performance to differ materially from any results or performance expressed or implied by such forward-looking statements. Factors that could cause or contribute to those differences include the following:

    DEVELOPMENT STAGE COMPANY; NO PRODUCTS. The Company and its technology are in an early stage of development. The Company does not have any products for sale and has not generated revenues from sales. The Company does not expect to achieve revenues for at least several years. The products currently contemplated for development by the Company will require significant additional research and development, preclinical and clinical testing and regulatory approval prior to commercialization. There can be no assurances that the Company's research or product development efforts will be successfully completed, or that any resulting products will be successfully transformed into marketable products, that required regulatory approvals can be obtained, that products can be manufactured at an acceptable cost and with appropriate quality, that any approved products can be successfully marketed, or that any products will be favorably accepted in the market.

    HISTORY OF LOSSES; NO ASSURANCE OF FUTURE PROFITS; NO DIVIDENDS. The Company and its predecessors have not declared or paid any cash dividends to stockholders, and the Company does not expect to do so in the foreseeable future. The Company expects to incur substantial and increasing losses for at least the next several years as its financial resources are used for research and development, preclinical and clinical testing and regulatory activities, manufacturing, marketing and related expenses. There can be no assurances that the Company will be able to achieve profitability in the future.

    UNPROVEN SAFETY AND EFFICACY; CLINICAL TRIALS. None of the Company's proposed drug and device products have completed the extensive preclinical and clinical testing for efficacy and safety in animals and humans required for regulatory approval prior to commercial use. This process may take at least several years, and the Company may encounter problems or delays. If clinical trials are successful, there can be no assurances that the Company's proposed products will demonstrate sufficient safety or efficacy to warrant approval by the United States Food and Drug Administration or other domestic or foreign regulatory authorities or that any approvals will cover the clinical indications for which the Company may seek approval.

    RELIANCE ON THIRD PARTIES AND COLLABORATIVE RELATIONSHIPS. The Company does not have manufacturing or clinical testing facilities for its proposed products. The Company intends to enter into collaborative relationships with third parties in connection with the research and development, preclinical and clinical testing, manufacturing, marketing and distribution of its proposed products.

The Company initially will also be dependent on third parties for supply of laser products and for supplies of photodynamic drugs. There can be no assurances that the Company will be able to negotiate acceptable collaborative and supply arrangements or that collaborative arrangements will result in marketable products. In addition, there can be no assurances that collaborative relationships will not limit or restrict the Company or give the Company an adequate supply of necessary resources. Further, there can be no assurance that the Company's collaborative partners will not develop or pursue alternative technologies either on their own or with others, including the Company's competitors, as a means of developing or marketing products for the diseases targeted by the collaborative programs and the Company's proposed products.

    SUBSTANTIAL ADDITIONAL FINANCING REQUIRED. The Company has incurred negative cash flows from operations since its inception and will expend substantial funds in connection with its research and development programs. The Company will require substantial additional funding (the amount of which cannot be accurately estimated at this time; however, the amount could be at least $50 million) to continue or undertake its research and development activities, clinical testing and manufacturing, marketing, sales, distribution and administrative activities. Depending on market conditions, the Company will attempt to raise additional capital through equity and debt offerings, collaborative relationships and other available sources. No assurances can be given that additional funds will be available on acceptable terms (if at all) or the extent of dilution to existing stockholders that may result from such offerings.

    COMPETITION. Many of the Company's competitors have substantially greater financial, technical and human resources than the Company and, alone or through collaborative relationships, have substantially greater experience in developing products, conducting preclinical or clinical testing, obtaining regulatory approvals and manufacturing and marketing.

    UNCERTAINTIES REGARDING REIMBURSEMENT AND HEALTH CARE REFORM. Third party payors (including health insurers, managed care entities and similar organizations) are increasingly challenging the price of medical procedures and services and establishing protocols which may limit physicians' selection of products and procedures. The extent to which third party payors will provide reimbursement for health care procedures and services (especially those using innovative technologies) is uncertain, and there can be no assurances that adequate reimbursement coverage will be available to enable the Company to achieve market acceptance of its proposed products or to maintain price levels sufficient for realization of an appropriate return on its proposed products.

    UNCERTAINTY REGARDING PATENT MATTERS. The Company's success will depend, in part, on its ability to obtain, assert and defend its patents, protect trade secrets and operate without infringing the proprietary rights of others. There is a risk that the Company's patent applications will not result in issued patents; and there is a risk that any issued patents will not provide the Company with proprietary protection or competitive advantages, will be infringed upon or designed around by others, will be challenged by others and held to be invalid or unenforceable or that the patents of others will have a material adverse effect on the Company. Photogen's current technology and any related patents are subject to two Confirmatory Licenses in favor of the United States Government as required by applicable regulations, in which Photogen granted an irrevocable license to the Government to use the technology under certain circumstances and granted certain "march-in rights" (permitting the Department of Energy to make use of the technology under certain circumstances). The Company also seeks to protect its proprietary technology and processes in part by confidentiality agreements; however, there can be no assurances that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

    CONTROL BY EXISTING STOCKHOLDERS. As of October 31, 1997, the Company's officers, directors and principal stockholders beneficially owned approximately 97% of the outstanding common stock. The Company's principal stockholders are also parties to a Voting Agreement concerning the election of certain designees to the Board of Directors of the Company and Photogen, Inc. These stockholders will be able to elect the Company's directors and will have the ability to influence significantly the Company and the direction of its business and affairs. Such concentration of ownership may delay or prevent a change in control of the Company, and may also result in the scarcity of outstanding shares currently available for purchase on the open markets. These factors may affect the market and the market price for the common stock in ways that do not reflect the intrinsic value of the Company's stock.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  The following exhibits are furnished with this Form 10-QSB:

    Exhibit     Description
    -------     -----------
      3.1       Restated Articles of Incorporation of Photogen
                Technologies, Inc. (attached as Exhibit 3(i) to the
                Registrant's Current Report on Form 8-K dated May 16,
                1997 and incorporated herein by reference).

      3.2 Bylaws of Photogen Technologies, Inc. (Amended and Restated as of May 16, 1997) (attached as Exhibit 3(ii) to the Registrant's Current Report on Form 8-K dated May 16,
                1997 and incorporated herein by reference).

     10.1 Research Contract entered into by the Company and the University of Tennessee, College of Veterinary Medicine dated as of October 1, 1997.

     27         Financial Data Schedule of Photogen Technologies, Inc.

(b)  Reports on Form 8-K.

     None.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Photogen Technologies, Inc.


                                       /s/ John Smolik
                                       --------------------------------
Date:  November 14, 1997               John Smolik, President

                                 EXHIBIT INDEX


Exhibit
No.             Description
-------         -----------
  3.1           Restated Articles of Incorporation of Photogen Technologies,
                Inc. (attached as Exhibit 3(i) to the Registrant's
                Current Report on Form 8-K dated May 16, 1997 and incorporated herein by reference).

  3.2 Bylaws of Photogen Technologies, Inc. (Amended and Restated as of May 16, 1997) (attached as Exhibit 3(ii) to the Registrant's Current Report on Form 8-K dated May 16,
                1997 and incorporated herein by reference).

 10.1 Research Contract entered into by the Company and the University of Tennessee, College of Veterinary Medicine dated as of October 1, 1997.

 27             Financial Data Schedule of Photogen Technologies, Inc.