Form 10KSB40
period 1997-12-31
PHOTOGEN TECHNOLOGIES INC
filed 1998-03-31
CIK 761237

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-KSB

[  X  ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Year Ended December 31, 1997

[     ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period From ____________ to _____________

                             Commission File No. 0-23553

                             PHOTOGEN TECHNOLOGIES, INC.
                    (Name of Small Business Issuer in its Charter)

                         NEVADA                      36-4010347
          (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)          Identification No.)

                           7327 OAK RIDGE HIGHWAY, SUITE B
                                 KNOXVILLE, TN 37931
                 (Address of principal executive offices)  (Zip Code)

                                    (423) 769-4012
                   (Issuer's telephone number, including area code)

             Securities registered under Section 12(b) of the Act:  None

                Securities registered under Section 12(g) of the Act:
                       Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                 Yes    X             No
                                                      -----               -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.       X
                                   -----

Issuer's revenues for its most recent fiscal year: $107,133.

The aggregate market value of voting common equity held by non-affiliates computed as of March 13, 1998 was approximately $38,833,423 (computed on the basis of the average of the closing bid and ask price of a share of Common Stock as reported in the over-the-counter bulletin board market).

The number of shares outstanding of each of the Issuer's classes of common equity, as of March 13, 1998,: 36,875,000

Documents Incorporated By Reference:    Portions of the registrant's definitive
                                        proxy statement for its 1998 annual
                                        meeting of stockholders are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (check one):  Yes       No   X
                                                                -----    -----

                                        PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

     COMPANY HISTORY. The Company, through its wholly-owned subsidiary Photogen, Inc., is a development stage company focused on creating photodynamic-related health care products based on its proprietary simultaneous two photon excitation technology. The Company has discovered new methods for using laser-generated light to activate photoactive agents within deep tissue sufficient to produce a range of beneficial therapeutic and diagnostic outcomes. These technologies involve methods, materials and devices that may be used to produce light and photoactive agents that will destroy diseased cells, remove tissue or identify and diagnose disease. The Company and its business are subject to certain Risk Factors summarized below.

     The Company is the successor by merger to Bemax Corporation ("Bemax"). Bemax was a California corporation organized on June 25, 1984 to develop and market computer printer products. Bemax completed a public offering in April 1985 of 1,000,000 Units (consisting of one share of common stock and one warrant to acquire an additional share of common stock) at a price of $1.00 per Unit. None of the warrants were exercised and all have since expired. Bemax remained in the development stage and, due to lack of capital, it ceased operations in November 1988. From 1988 through May 1997, the Company (and its predecessors) remained inactive while seeking and evaluating possible acquisition candidates.

     In October 1994, Bemax issued 21,595,704 shares (all share amounts in this paragraph are adjusted to reflect a subsequent two-for-one reverse stock split) of common stock to Theodore Tannebaum, resulting in Mr. Tannebaum owning 95% of Bemax's outstanding common stock. In December 1994, Bemax issued an aggregate of 6,478,700 shares of common stock to Robert J. Weinstein, M.D. and another investor. In March 1995, Bemax merged into its wholly-owned Nevada subsidiary named M T Financial Group, Inc. ("M T Financial") which was organized on December 28, 1994. M T Financial was the surviving corporation and Bemax thereby changed its state of incorporation from California to Nevada. As part of that merger, each two shares of Bemax common stock were converted into one share of M T Financial common stock.

     M T Financial learned of the possibility of acquiring Photogen in February of 1997. At that time, Photogen was organized as a Tennessee limited liability company. As part of the acquisition, the limited liability company dissolved and transferred its assets to its five members, who in turn transferred those assets to Photogen, Inc. (a newly organized Tennessee corporation) and the five members of the limited liability company became equal shareholders of Photogen, Inc. Photogen, Inc. then merged with a subsidiary of M T Financial and became M T Financial's wholly-owned subsidiary. In connection with M T Financial's acquisition of Photogen, the following occurred (in addition to certain other material events discussed in the Company's filings with the Securities and Exchange Commission):

     -    M T Financial changed its name to "Photogen Technologies, Inc."

     - In exchange for their interest in Photogen, Inc., the Company issued shares to the five Photogen principals, resulting in their ownership of 67% of the Company's outstanding common stock; Mr. Tannebaum, Dr. Weinstein and two other investors retained beneficial ownership of 30% of the outstanding common stock; and the public (approximately 450 stockholders) retained 3% of the outstanding common stock.

     - Drs. Wachter, Fisher, Dees, Weinstein and Mr. Smolik were elected to the Board of Directors of the Company and Photogen, Inc.; Drs. Wachter and Weinstein and Mr. Smolik were elected to the Executive Committee; and Mr. Smolik became Chief Executive Officer of both entities.

     - The Company's Articles of Incorporation and By-laws were amended to implement unanimous voting requirements by the Board of Directors and Executive Committee regarding certain extraordinary events.

     - Dr. Weinstein and two other investors purchased additional shares of common stock for an aggregate of $1,803,450 and, with Mr. Tannebaum, made a capital contribution to the Company so that its cash and cash equivalents equaled $3,000,000.

     Since May 1997, the Company has obtained laboratory space, commenced animal research studies and engaged in the other activities described below. The Company currently has six employees, all of whom work on a full-time basis primarily on matters for Photogen, Inc.

     PHOTODYNAMIC THERAPY. The photodynamic therapeutic process combines a photoactive agent (a drug) with light at a specific wavelength in a manner that produces a therapeutic effect. The photodynamic process is designed to destroy undesirable or diseased cells, bacteria, viruses and other pathogens. Photodynamic therapy is of great interest because it offers the potential for non-invasive treatment of diseases like cancer while avoiding chemotherapy, radiation therapy, surgery and the discomfort and hazards associated with these treatments.

     In the early 1900's, scientists began to explore the phenomenon that certain compounds produced tissue irritation after being exposed to sunlight. These early observations resulted in two important medical applications of light and photoactive agents: laser surgery and photodynamic treatment of disease. Subsequently, light delivered by a laser has been used in "bloodless" surgery and other applications ranging from removing tattoos to removing wrinkles. The first application of photodynamic therapy was the use of the photoactive agent Psoralen and ultraviolet light to treat severe cases of psoriasis. PHOTOFRIN-Registered Trademark- is a recently approved photoactive agent used with red light to treat esophageal cancer and non-small cell lung cancer. Psoralen and PHOTOFRIN-Registered Trademark-, both of which were developed and are owned by others, are the only therapeutic photoactive agents currently approved by the United States Food and Drug Administration (the "FDA").

     Photodynamic therapies may be delivered without surgery, chemotherapy, or radiation therapy. The Company believes that photodynamic treatments may be administered multiple times without creating a resistant or more virulent form of the disease, may be easily administered, cost less than conventional treatments, and may avoid or postpone the pain and complications of conventional therapy.

     Each photoactive agent has unique chemical and biological characteristics, and requires light of a specific wavelength to produce a therapeutic effect. The activated agent has a short life and impacts only those cells containing the agent that are exposed to the required light energy. For example, Psoralen is inactive in the absence of light. However, ultraviolet light at 350-400 nm (nanometers) transforms Psoralen into a highly toxic compound that binds with DNA, making it impossible for the cell to survive. PHOTOFRIN-Registered Trademark- has a different chemical structure and therefore requires light of a different wavelength to produce its therapeutic effect. PHOTOFRIN-Registered Trademark- activated with light at 400-630 nm, reacts with oxygen in the cell to produce a short-lived compound called singlet oxygen. Singlet oxygen is extremely toxic and destroys all cellular components that it contacts.

     Photoactive agents used by the Company's competitors are activated when the agent absorbs a single unit of light energy (a photon) at the required wavelength. This process of activation is called "single photon absorption." Lasers or high-intensity lamps are commonly used to provide light with the necessary energy. Single photon absorption is a linear process, activating photoactive agents present in any tissue or cell in the path of the light beam. Since the beam -- and therefore the site of activation -- cannot be limited to diseased cells or tissues, any control of the activation site must be achieved by physically restricting where the light is directed. Furthermore, damage can occur in surrounding, healthy tissue which is in the line of the laser's light beam. For these reasons, competitors' applications have been limited to topical treatments or to treatments in which the diseased tissue is reached through invasive endoscopes, catheters or similar devices.

     The ability to non-invasively treat diseased cells deep within tissue is further limited by the natural tendency of tissue components to absorb and scatter light. Tissue components such as water, blood, proteins and melanin all absorb and scatter light energy at different wavelengths. In essence, scatter occurs when light (photons) bounces off various tissue components. Both absorption and scatter reduce energy in the light beam available to activate photoactive agents. This reduction can be so significant as to limit the effective treatment depth to a few millimeters or less.

     The amount of light energy lost to absorption and scatter varies with the wavelength of the light: the longer the wavelength, the less the absorption and scatter. The depth of treatment achieved with light at 1000 nm will be many times greater than that achieved with light at 500 nm. The Company's tests suggest that natural absorption and scatter for light used to activate Psoralen and PHOTOFRIN-Registered Trademark- (at wavelengths up to 630 nm) is still significant and limits depth of treatment to a few millimeters. This limitation is especially important in the treatment of large tumors where the light may not be able to penetrate the entire tumor mass or where diseased cells are located
centimeters deep within the body.   Photodynamic processes that use longer
wavelength light hold the promise of deeper penetration without requiring invasive treatment.

     The Company has discovered methods for using light energy to activate photoactive agents that address many of the limitations of current photodynamic therapy processes based on single photon absorption. The Company's technologies produce and use a special beam of light to activate photoactive agents, thus offering improvements in the areas of photodynamic therapy and photodynamic imaging. Each of the Company's technologies are in the experimental or development stage; and the description of these technologies involves forward looking statements that are subject to the Risk Factors described below. The Company's technologies contained within its patent applications currently filed or expected to be filed with the United States Patent and Trademark Office are:

     -    Simultaneous two photon excitation
     -    Fast pulsed delivery of light energy
     -    Cellular targeting
     -    Photoactive agents
     -    Imaging and signal processing

     1. SIMULTANEOUS TWO PHOTON EXCITATION. The Company's light beam is special in that it contains photons at approximately one half the energy of the photons conventionally used to activate photoactive agents in single photon absorption processes. The Company's technology is based on "simultaneous two
photon excitation:"   a beam that uses two photons of longer wavelength light to activate photoactive agents so that absorption and scatter are significantly reduced. The Company expects simultaneous two photon excitation to accomplish non-invasive treatment at depths greater than those achieved by the current single photon absorption processes used by its competitors.

     For example, Psoralen, when activated with single photon absorption, requires light energy (one photon) at 350-400 nm. Psoralen can be activated using simultaneous two photon excitation with two photons each at 700-800 nm. PHOTOFRIN-Registered Trademark-, activated with single photon absorption, requires one 350-630 nm photon; but when activated with simultaneous two photon excitation, it requires two photons each at 700-1260 nm. In both cases, excitation occurs through absorption of two photons to reach the same activated state reached with one photon at shorter wavelengths. The Company's alternative procedure is designed to achieve the same level of activation and the same level of therapeutic effectiveness as single photon activation.

     Simultaneous two photon excitation provides the potential to control or limit the site of agent activation. Single photon absorption is a linear process, activating photoactive agents all along the light beam path.
Because simultaneous two photon excitation requires two photons to activate the photoactive agent, it is a nonlinear process. The rate at which the photoactive agent is activated is a function of the square of photon concentration and can be substantially limited to the focus of a beam where the power is high. This feature, together with the use of optics to focus the beam, enables three dimensional control over the activation site without incidental activation or destruction of healthy cells outside the target area. The ability to limit activation of a photoactive agent to a defined three dimensional space may improve the overall safety and efficacy of photodynamic therapy.

     Activating photoactive agents with two lower energy, longer wavelength photons should allow the safe use of many previously unacceptable photoactive agents. These agents, when activated using single photon absorption processes, require light between 350-550 nm. Light at these wavelengths falls in the ultraviolet or visible range and may increase the chance of developing skin cancer. For example, Psoralen, presently activated with 350-400 nm light, can be activated using simultaneous two photon excitation at 700-800 nm without exposing the patient to ultraviolet light. The Company believes this new ability will expand the applications for Psoralen beyond treating psoriasis. Like Psoralen, other photoactive compounds activated with ultraviolet or visible light may also become candidates for simultaneous two photon activation, yielding useful new photoactive agents.

     The human body also contains its own mixture of photoactive agents that can be used to produce a desirable therapeutic effect. These photoactive agents are used in laser surgery, skin resurfacing, hair removal and delicate eye surgery. Typically, a laser is used to provide light energy at a certain wavelength. Water, blood, proteins and other compounds absorb this light and convert the energy to highly localized heat. The targeted tissue's temperature quickly rises, causing cells to explode or burn at the point of illumination. These same photoactive agents within the body can be activated with simultaneous two photon excitation, allowing the Company's process to also be useful for surgical applications. The Company has not completed demonstration of this technology in animal or human models, but expects to do so in animal trials it is currently conducting (see "Animal Studies," below).

     2. FAST PULSED DELIVERY OF LIGHT ENERGY. The method by which the light energy is packaged and delivered contributes to the safety and efficacy of simultaneous two photon excitation. The Company uses fast pulsed, high peak power laser light to activate photoactive agents. This capability is most significant when used in laser surgery. Despite the current success of lasers for surgery, the Company believes there is a need for devices that offer reduced damage to adjacent tissue, better spatial control and improved treatment margins. The Company believes that the use of fast pulsed, high peak power lasers may provide valuable enhancements to current procedures. For example, fast pulsed laser light can be used to activate water in cells to quickly destroy cells. This capability is especially useful in surgery and in the removal of surface cells. The expected advantage of this approach is that there may be much less damage to adjacent tissue, less post-procedure swelling and faster healing. The Company has not yet completed demonstration of this technology in animal or human models, but expects to do so in animal trials it is currently conducting (see "Animal Studies," below).

     3. CELLULAR TARGETING. The Company has demonstrated, IN VITRO (in other words, "outside the body," as in a test tube, petri dish or similar medium), the ability to add a targeting molecule to a photoactive agent, use the targeting molecule to deliver the photoactive agent to a specific cellular target, and then activate the photoactive agent to destroy the cell. Increasing the specificity of the photoactive agent is another way to enhance overall treatment specificity. Company scientists are continuing to pursue development of targeted photoactive agents that will allow cell-specific delivery and treatment. The Company has not demonstrated this technology in animal or human clinical trials.

     4. PHOTOACTIVE AGENTS. Company scientists are exploring development of new photoactive agents that are preferentially absorbed in diseased cells and may be activated with the Company's simultaneous two photon excitation technology at wavelengths that should increase tissue treatment depth. This technology is in the experimental stage and has not been demonstrated in animal or human clinical trials.

     5. IMAGING AND SIGNAL PROCESSING. Simultaneous two photon excitation, fast pulsed lasers and cellular targeting, when combined with signal processing technology described in one of the Company's patent applications, may enable the development of a safe, sensitive diagnostic imaging procedure.
 Such a laser-based procedure would avoid exposing a patient to harmful x-rays and enable improved early detection of diseases such as breast cancer.

     To date, x-rays have been the most popular tool for discovering many forms of cancer and other diseases. The danger and limitations of x-rays are well known; unfortunately, no other imaging technique has so far been able to replace x-rays. A safe and improved alternative to x-rays for soft tissue imaging is important because it can provide the early detection of disease. In the case of breast cancer, x-ray mammography can only detect suspicious masses at sizes greater than 0.5 cm, and it cannot distinguish between a benign calcification or a malignant tumor.

     There are a number of alternative techniques being developed, but none the Company is aware of offers the potential sensitivity of a laser-based imaging system. A laser imaging system, coupled with targeted flourescent imaging agents, has the potential to identify suspicious masses and provide a diagnosis at the same time. The Company's imaging process will require the use of a cell-specific, fluorescent imaging agent. When the agent is administered to the patient, it should travel to and concentrate in the diseased tissue. Laser light is used to activate the imaging agent, causing it to fluoresce and produce a detectable signal used to produce a three-dimensional image of the tissue. If the imaging agent is specific for a certain type of cancer, for example, and a mass is found, the diagnostician may conclude that the mass must be cancerous because the imaging agent would attach only to cancerous tissue. Therefore, detection and diagnosis are possible in one procedure. Problems faced by developers of competing laser imaging systems result from detecting light emitted by tissue and converting the detected signals into two or three dimensional images. While there are many software processes that convert signals to images (a process called tomography) the Company believes these laser processes have so far been unable to produce images that meet the requirements for sensitivity and early detection. The Company is not aware of any laser mammography devices currently approved by the FDA.

     The Company's two photon imaging technology has been demonstrated only on a small IN VITRO basis, and has not been demonstrated in animal or clinical trials.

     ANIMAL STUDIES. The Company is currently conducting animal studies to test and evaluate the application of certain aspects of its technologies in animals. The objectives of the animal studies are to test the two photon excitation process with respect to safety, tumor reduction, activation of photoactive agents and treatment depth. The studies are being conducted under a contract with the University of Tennessee School of Veterinary Medicine (which terminates on September 30, 1998) and another contract with the Thompson Cancer Survival Center (terminating on October 30, 1998). Preliminary results of these studies demonstrate controlled, simultaneous two-photon activation of PHOTOFRIN-Registered Trademark- (PHOTOFRIN-Registered Trademark- is a photoactive agent produced by QLT PhotoTherapeutics, Inc.) using light at 730 nm, in the livers of laboratory mice. The Company believes this is the first demonstration of in vivo activation of a photoactive agent using a two photon activation process.

     Results obtained to date confirm the noninvasive activation of PHOTOFRIN-Registered Trademark- by observation of lesions formed on the livers of PHOTOFRIN-Registered Trademark- treated laboratory mice. Lesions were formed by focusing a 730 nm beam through the skin of the mouse, onto the mouse liver. Lesions were well defined, with cell necrosis limited to the focal region of the activation beam. Microscopic examination of tissues confirmed localization of necrosis to the beam focus, and a notable absence of collateral damage. In contrast, substantial collateral damage was clearly observed in control animals treated with PHOTOFRIN-Registered Trademark- and activated using a single photon activation process with light at 630 nm. Additional experiments, designed to measure the increase in tissue temperature during exposure to laser irradiation, showed that light at 730 nm caused substantially less heating than light at 630 nm. Furthermore, tissue treated with 730 nm light alone (without PHOTOFRIN-Registered Trademark-) showed no detectable adverse effect. These results were made possible using Photogen's proprietary simultaneous two-photon activation process, which allows use of activation wavelengths that more easily penetrate tissue. Photogen's activation process further enables three dimensional control over the activation site. The results obtained from the animal studies to date are preliminary in nature, and the Company's technologies must undergo significant additional testing and regulatory approval before it can commercialize any of these technologies. See "Risk Factors," below.

     PATENTS AND STATUS. In October 1996, Photogen filed two patent applications with the United States Patent and Trademark Office. The first patent application relates to therapeutic methods, and the second application relates to imaging methods. Both patent applications involve the use of simultaneous two photon excitation, fast-pulsed delivery of light energy and cellular targeting. The imaging patent application also contains technology with respect to signal processing. The Patent and Trademark Office notified the Company that its therapy application should be divided into three applications and could not proceed as just one application. The Company elected to first pursue the divisional application covering its method of treating tissue with simultaneous two photon excitation of photoactive agents. In November, 1997, the Company received a written notice of allowance from the Patent and Trademark Office allowing over 60 claims on this first divisional application. The other inventions are expected to be pursued in other divisional applications. The Company is not aware of any developments at the Patent and Trademark Office regarding its imaging technology. See "Risk Factors -- Uncertainties Regarding Patent Matters," below.

     The Company has also sought patent protection for the technologies reflected in its therapy and imaging patent applications in India and under the Patent Cooperation Treaty, which covers countries in Europe and such other countries as Japan, Korea, China, Brazil and others.

     OBJECTIVES. The Company's overall objective is to leverage its knowledge in photophysics and biochemistry and its proprietary technologies through contractual collaborations with third parties to thereby produce products and generate revenues.

     The Company's business strategy to achieve this goal is summarized below:

     1. Utilize contractual collaborations with third parties to access the skills and resources required to design, test, obtain regulatory approval, manufacture, sell and support light delivery and imaging systems and surgical laser devices that incorporate two photon excitation and the Company's other technologies.

     2. Focus initial product development on surgical laser devices and laser activation systems that can be used to activate existing photoactive agents. Follow development of these activation systems with future development of the Company's photoactive agents, targeting agents and deep tissue applications.

     3. Focus the Company's internal efforts on demonstrating the Company's technology in appropriate animal and human models, developing activation procedures for existing photoactive agents, cellular targeting and imaging agents, and demonstrating the efficacy of the Company's imaging technology.

     The Company does not expect to achieve revenues from operations in the near future. During the last fiscal year, substantially all of the Company's operating expenses have been devoted to research and development activities. None of these costs have been borne directly by customers and the Company will not be able to pass on any such costs to customers unless and until it has a marketable product. The Company's first revenues, if any, are expected to derive from licensing fees and royalties from collaborative relationships. Thereafter, if and when the Company develops a saleable product, the Company expects to generate revenues from product sales.

     The Company's objectives and business strategy are subject to change based on numerous factors, including the results of preclinical and clinical testing, the availability of suitable collaborative relationships, the nature of competition, regulatory requirements and the availability of capital. The Company's ability to implement its business strategy and achieve revenues is subject to certain Risk Factors, described below.

     POTENTIAL PRODUCT APPLICATIONS. Currently, the Company has not developed any products, and the Company's ability to do so is subject to certain Risk Factors described below. The Company believes its technologies have potential applications in the following three market areas:

     -    Photodynamic treatment of diseases
     -    Diagnostic imaging
     -    Surgical laser devices

Potential products that service these markets are identified in Table I below:

                                      TABLE I
                           POTENTIAL MARKETS AND PRODUCTS

          MARKET                            POTENTIAL PRODUCTS
--------------------------------------------------------------------------------
 Photodynamic treatment of diseases      Photoactive agents
                                         Light delivery systems
                                         Disease-specific targeting agents
                                         Delivery of treatment services to
                                         patients

 Diagnostic imaging                      Laser based imaging systems
                                         Imaging agents
                                         Disease-specific targeting agents
                                         Delivery of treatment services to
                                         patients

 Surgical laser devices                  Surgical laser devices
                                         Treatment tools
                                         Delivery of treatment services to
                                         patients


     Table II provides a partial listing of the types of diseases that may be treated with photodynamic therapies.

                                      TABLE II
                 EXAMPLES OF APPLICATIONS FOR PHOTODYNAMIC THERAPY

   GENERAL DISEASE CATEGORY                 SPECIFIC CONDITION
--------------------------------------------------------------------------------
 Cancer                                  Barrett's Esophagus
                                         Non-small cell lung cancer
                                         Non melanoma skin cancer
                                         Melanoma
                                         Breast cancer
                                         Prostate cancer
                                         Colorectal cancer


   GENERAL DISEASE CATEGORY                 SPECIFIC CONDITION
--------------------------------------------------------------------------------
 Skin disease                            Psoriasis
                                         Actinic keratosis
 Ophthalmology                           Age related macular degeneration

 Cardiovascular                          Plaque removal
                                         Restenosis

 AIDS                                    Kaposis sarcoma

 Infectious Disease                      Contained bacterial infections
                                         Fungal infections
                                         Viral infections
                                         Parasitic infections


     GOVERNMENT REGULATIONS. All of the products the Company presently contemplates developing will require approval of the United States Food and Drug Administration ("FDA") for sales and use within the United States and of comparable foreign agencies for sales outside the United States. The FDA and comparable regulatory agencies impose substantial requirements on the manufacturing and marketing of pharmaceutical products and medical devices. These agencies and other entities regulate, among other things, research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of the Company's proposed products. At present the Company has made no submissions to the FDA regarding any of its proposed products. See "Risk Factors -- Unproven Safety and Efficacy; No Clinical Trials," below.

     The process required by the FDA before the Company's products may be marketed in the U.S. generally involves the following: (i) preclinical laboratory and animal tests; (ii) submission of an application which must become effective before clinical trials may begin; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product in its intended indication; and (iv) FDA approval of the application.

     For pharmaceutical products, preclinical tests include laboratory evaluation of the product, its chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of the product. If the FDA is satisfied with the results and data from preclinical tests, it will authorize human trials. Human clinical trials are typically conducted in three sequential phases which may overlap. Each of the three phases involves testing and study of specific aspects of the effects of the pharmaceutical on human subjects, including testing for safety, dosage tolerance, side effects, absorption, metabolism, distribution, excretion and clinical efficacy. The FDA recently announced a new policy intended to accelerate the approval process for cancer therapies, and the Company intends to explore ways to take advantage of that accelerated process.

     Historically, obtaining FDA approval for photodynamic therapies has been a significant challenge. Not only must the photoactive agent be approved as a drug, but the laser activation system must also be approved as a medical device. The FDA has dealt with this "combination product" by delegating authority for overall approval to the drug side of the agency. Accordingly, when a photodynamic therapy agent is approved as a drug, it is approved for a specific indication under its specific labeling. Only one laser is approved to deliver the treatment, and currently PHOTOFRIN-Registered Trademark- has been approved for use in treating esophageal cancer and non-small cell lung cancer. The Company's competitors have reported progress with the FDA regarding the new drugs SnET2 and ALA (aminolevuline acid). Both drugs are in Phase II/III clinical trials.

     The FDA is also gaining experience with lasers through the many 510(k) and premarket approval submissions for non-photodynamic therapy laser applications. Medical devices can be cleared for commercial distribution through a notification to the FDA under Section 510(k) of the applicable statute. The 510(k) notification must demonstrate to the FDA that the device is as safe and effective or substantially equivalent to a legally marketed device that was or is currently on the United States market and therefore does not require premarket approval. Certain devices that sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential unreasonable risk of illness or injury, are subject to special controls through a premarket approval ("PMA") process in order to obtain marketing clearance.

     The Company plans to capitalize on existing knowledge about photoactive drugs and medical lasers by developing initial treatments based on existing photoactive agents. The Company hopes that combining its techniques with the body of information already in existence will reduce product approval times.

     The testing and approval process requires substantial time, effort, and financial resources, and there can be no assurance that any approval will be granted on a timely basis, if at all. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. The FDA or the research institution sponsoring the trials may suspend clinical trials or may not permit trials to advance from one phase to another at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Once issued, a product approval may be withdrawn if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. If regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which a product may be marketed. In addition, the FDA may require testing and surveillance programs to monitor the effectiveness of approved products that have been commercialized, and the agency has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Further, later discovery of previously unknown problems with a product may result in restrictions on the product, including its withdrawal from the market. Marketing the Company's products abroad will require similar regulatory approvals and is subject to similar risks.

     The Company, in the ordinary course of business, must also comply with a variety of other governmental regulations. These regulations impose, among other things, standards of conduct, recordkeeping, labeling and reporting. Specific regulations affecting the Company's current and proposed operations are environmental discharge requirements, good laboratory practices governing use of biological substances, good manufacturing practices regarding the manufacture of drugs and other products, animal care and use regulations, labor and general business practices laws and regulations for the use of lasers. The Company does not presently anticipate the cost of compliance in these areas to present a major obstacle to the Company achieving its goals.

     Another form of regulation that will impact the Company's business are the recent developments in health care reimbursement and delivery practices as a means to better control health care costs. See "Risk Factors -- Uncertainties Regarding Reimbursement and Health Care Reform," below. The Company views these changes as a potential benefit to its business. Photodynamic therapy and laser based procedures are usually less complicated and costly than traditional surgery and radiation and can be applied in an outpatient setting. For these reasons, it is possible that photodynamic therapy may become a preferred procedure by health insurers and other third party payors.

     COMPETITION. The industry in which the Company operates is intensely competitive, and there is rapid change with respect to technology for the diagnosis and treatment of diseases. Existing or future pharmaceutical and laser companies, government entities and universities may create developments that accomplish similar functions to the Company's technologies in ways that are less expensive, receive faster regulatory approval, or receive greater market acceptance than the Company's products. See "Risk Factors -- Substantial Competition," below.

     The Company's competitors generally have greater capital resources and access to capital; greater internal resources for activities in research and development, clinical testing and trials, production and distribution; existing collaborative relationships with third parties; and have made greater progress in the preclinical and clinical testing of their products. In addition, the Company's competitors may be disinclined to form collaborative relationships with the Company directly, or to permit their collaborative partners to work with the Company. See "Risk Factors -- Reliance on Third Parties, Collaborative Relationships and Employees," below. The Company is aware of one competitor, QLT PhotoTherapeutics, that has already received FDA approval for use of its proprietary photoactive agent, PHOTOFRIN-Registered Trademark-, in treatment of esophageal cancer and non-small cell lung cancer. Other competitors, namely Miravant, Inc. and Dusa Pharmaceuticals, have advanced their proprietary photoactive agents to Phase II/III clinical trials.

     The Company believes that its unique technologies may offset to an extent the disadvantages from its competitive position. The Company's technology, based on the two photon excitation model, may change the traditional emphasis in photodynamic therapy from the drug to the light delivery source. The Company believes this may enable it to add value to existing and future products of drug manufacturers. In addition, the unique properties of the Company's laser activation process may give it a competitive advantage over other light delivery methods that require invasive procedures.


                                     RISK FACTORS

     The Company cannot provide assurances that it will successfully achieve its goals or the commercial development of its technology in the foreseeable future. The Company's success in this regard must at this time be deemed speculative. This Form 10-KSB and other announcements and documents of the Company contain forward-looking statements which involve risks, uncertainties and other factors that may cause the Company's actual results or performance to differ materially from any results or performance expressed or implied by such forward-looking statements. The statements under the caption "Risk Factors" are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the forward-looking statements in this Report and statements presented elsewhere by management of the Company. Factors that could cause or contribute to those differences include the following:

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

     HISTORY OF LOSSES; NO ASSURANCE OF FUTURE PROFITS; NO DIVIDENDS. The Company and its predecessors have not declared or paid any cash dividends to stockholders, and the Company does not expect to do so in the foreseeable future. The Company expects to incur substantial and increasing losses for at least the next several years as its financial resources are used for research and development, preclinical and clinical testing and regulatory activities, manufacturing, marketing and related expenses. The Company cannot provide assurances that it will be able to achieve profitability in the future.

     UNPROVEN SAFETY AND EFFICACY; NO CLINICAL TRIALS. None of the Company's proposed drug and device products have completed the extensive preclinical and clinical testing for efficacy and safety in animals and humans required for regulatory approval prior to commercial use. This process may take at least several years, and the Company may encounter problems or delays. If clinical trials are successful, there can be no assurances that the Company's proposed products will demonstrate sufficient safety or efficacy to warrant approval by the FDA or other domestic or foreign regulatory authorities or that any approvals will cover the clinical indications for which the Company may seek approval. See "Government Regulations," above.

     RELIANCE ON THIRD PARTIES, COLLABORATIVE RELATIONSHIPS AND EMPLOYEES. The Company does not have manufacturing or clinical testing facilities for its proposed products. The Company intends to enter into collaborative relationships with third parties in connection with the research and development, preclinical and clinical testing, manufacturing, marketing and distribution of its proposed products. The Company initially will also be dependent on third parties for supply of laser products and for supplies of photodynamic drugs. There can be no assurances that the Company will be able to negotiate acceptable collaborative and supply arrangements or that collaborative arrangements will result in marketable products. In addition, there can be no assurances that collaborative relationships will not limit or restrict the Company or give the Company an adequate supply of necessary resources. Further, there can be no assurances that the Company's collaborative partners will not develop or pursue alternative technologies either on their own or with others, including the Company's competitors, as a means of developing or marketing products for the diseases targeted by the collaborative programs and the Company's proposed products. The Company is also highly dependent upon six employees for scientific and management expertise.

     SUBSTANTIAL ADDITIONAL FINANCING REQUIRED. The Company has incurred negative cash flows from operations since its inception and will expend substantial funds in connection with its research and development programs. The Company will require substantial additional funding (the amount of which cannot be accurately estimated at this time; however, the amount could be at least $50 million) to continue or undertake its research and development activities, clinical testing and manufacturing, marketing, sales, distribution and administrative activities. Depending on market conditions, the Company will attempt to raise additional capital through equity and debt offerings, collaborative relationships and other available sources. No assurances can be given that additional funds will be available on acceptable terms (if at all) or the extent of dilution to existing stockholders that may result from such offerings. See "Management's Discussion and Analysis of Financial Condition or Plan of Operation," below.

     SUBSTANTIAL COMPETITION. Many of the Company's competitors have substantially greater financial, technical and human resources than the Company and, alone or with collaborative partnerships, have substantially greater experience in developing products, conducting preclinical or clinical testing, obtaining regulatory approvals and manufacturing and marketing. See "Competition," above.

     UNCERTAINTIES REGARDING REIMBURSEMENT AND HEALTH CARE REFORM. Third party payors (including health insurers, managed care entities and similar organizations) are increasingly challenging the price of medical procedures and services and establishing protocols which may limit physicians' selections of products and procedures. The extent to which third party payors will provide reimbursement for health care procedures and services (especially those using innovative technologies) is uncertain, and there can be no assurances that adequate reimbursement coverage will be available to enable the Company to achieve market acceptance of its proposed products or to maintain price levels sufficient for realization of an appropriate return on its proposed products. See "Government Regulations," above.

     UNCERTAINTIES REGARDING PATENT MATTERS. The Company's success will depend, in part, on its ability to obtain, assert and defend its patents, protect trade secrets and operate without infringing the proprietary rights of others. There is a risk that some of the Company's patent applications will not result in issued patents; and there is a risk that any issued patents will not provide the Company with proprietary protection or competitive advantages, will be designed around by others, will be challenged by others and held to be invalid or unenforceable or that the patents of others will have a material adverse effect on the Company. The Company's current technology and any related patents are subject to two Confirmatory Licenses in favor of the United States Government as required by applicable regulations, in which the Company granted an irrevocable license to the Government to use the technology under certain circumstances and granted certain "march-in rights" (permitting the Department of Energy to make use of the technology under certain circumstances). The Company also seeks to protect its proprietary technology and processes in part by confidentiality agreements; however, there can be no assurances that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors. See "Patents and Status," above.

     CONTROL BY EXISTING STOCKHOLDERS. As of December 31, 1997, the Company's officers, directors and principal stockholders beneficially owned approximately 95% of the outstanding common stock. The Company's principal stockholders are also parties to a Voting Agreement concerning the election of certain designees to the Board of Directors of the Company and Photogen, Inc. These stockholders will be able to elect the Company's directors and will have the ability to influence significantly the Company and the direction of its business and affairs. Such concentration of ownership may delay or prevent a change in control of the Company, and may also result in the scarcity of outstanding shares currently available for purchase on the open markets. These factors may affect the market and the market price for the common stock in ways that do not reflect the intrinsic value of the Company's stock. See "Security Ownership of Certain Beneficial Owners and

Management" in the Company's definitive proxy statement for the 1998 annual meeting of stockholders and "Management's Discussion and Analysis of Financial Condition or Plan of Operation," below.

ITEM 2.   DESCRIPTION OF PROPERTY.

     The Company's executive offices and laboratory consists of approximately 4,000 square feet in Knoxville, Tennessee. Approximately 1,000 square feet of the facility are subject to a Lease Agreement between Photogen, Inc. and the landlord. The Company leases the balance of space in this facility under a Consent and Assignment of Lease from Genase, L.L.C. and, therefore, is subject to Genase, L.L.C.'s Master Lease with P.C. Powell and Wilma Powell (several directors of the Company are associated with Genase, L.L.C. -- see "Certain Relationships and Related Transactions," below). The Company's lease also entitles it to use certain scientific equipment located in this facility. The property and equipment are in good condition. In the opinion of management, the Company's interest in the facility is adequately covered by insurance. The Company pays a monthly rental of $4,680 for the facility (including certain equipment) plus charges for utilities and similar items. The leases expire in 1999 and 2000 respectively, and the Company has two options to renew the leases for additional terms of three years each. The Company also has an option to purchase the facility at any time during the term of the lease or any renewal period. There are no present plans for further improvement or development of the leased space, although the Company may acquire or lease additional facilities or equipment as needed.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company is not currently a party to any material litigation or proceeding and is not aware of any material litigation or proceeding threatened against it.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to the stockholders of the Company for a vote during the fourth quarter of the 1997 fiscal year.


                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     MARKET INFORMATION FOR COMPANY COMMON STOCK. The Company maintains no active trading market for its common stock, however, the Common Stock has been traded in the over-the-counter "bulletin board" market from time to time under the symbol "PHGN."

     The high and low trading prices for the Company's common stock (including M T Financial during 1996; see "Overview of Company," above) during each quarter of the last two fiscal years are set forth below.


                                      Year Ended         Year Ended
                                  December 31, 1996   December 31, 1997
                                             (Amounts in $)
                                  High       Low       High         Low
                                  ----       ---       ----         ---
                1st Quarter        .50       .50       .625        .625

                2nd Quarter       .625      .625        ---         ---

                3rd Quarter       .625      .625       5.00        2.00

                4th Quarter       .625      .625      12.00       4.375

For the period January 1, 1998 through March 13, 1998, the low and high prices for the Company's common stock were $10.75 and $18.75, respectively. Volume for the period January 1, 1998 through March 13, 1998 was approximately 211,335 shares.

     The foregoing information was obtained from the National Association of Securities Dealers as reported in the over-the-counter "bulletin board." The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The foregoing information for 1996 and 1997 reflects trade prices, and not bid or ask prices, because the small number of trades through market makers for the Company's stock historically has not yielded meaningful bid and ask prices (however, in the fourth quarter of 1997, volume was 390,723 shares). See "Risk Factors -- Control by Existing Stockholders," above, regarding the possible effects of the concentrated ownership of the Company's stock on the market and price of the stock.

     There are no shares of common stock subject to outstanding options or warrants to purchase, or securities convertible into, common stock that have been created, agreed to or authorized by the Company (certain stockholders, however, have granted warrants covering an aggregate of 960,000 of their shares; see "Security Ownership of Certain Beneficial Owners and Management," below).

     The Company has no agreements to register under the Securities Act of 1933 any shares held by its stockholders.

     Approximately 35,569,878 shares of common stock are "restricted stock" or are beneficially owned by persons who are currently, or during the last 12 months were, affiliates of the Company as defined in Rule 144 under the Securities Act. A portion of those shares would be eligible for resale by Company affiliates and others who have satisfied the requisite holding periods, subject to the volume limitations and other provisions of Rule 144 and applicable law.

     As of December 31, 1997, the Company's common stock was held by approximately 482 shareholders, including brokers holding stock in "street name."

     Holders of the Company's common stock are entitled to receive such dividends as may be declared by its Board of Directors. The Company has not declared or paid dividends on its common stock, and the Company does not anticipate paying any dividends in the foreseeable future.

     RECENT SALES OF UNREGISTERED SECURITIES.     During the last three years,
the Company (including M T Financial; see "Description of Business -- Company History," above) made the following sales of its common stock without registration under the Securities Act of 1933 (the "Securities Act"). In each case where the purchase price was paid in cash, the Company used the proceeds of the sales for working capital purposes. All share amounts in this section have been adjusted for a two-for-one reverse stock split that occurred in March of 1995.

     1. On October 7, 1994, the Company sold 21,595,704 shares of common stock to Theodore Tannebaum. The total purchase price was $1,000,002 ($.0231528 per pre-split share), and the entire proceeds of the sale were paid to the Company in cash. The Company did not use any underwriters or brokers and there were no commissions or underwriting discounts. This transaction was exempt from registration under the Securities Act pursuant to Section 4(2) of that Act, on the basis of the following factors: the Company made the offer and sale to only one person without any public advertising or solicitation; the investor had access to material information about the Company and the opportunity to inquire of the Company's officers with respect to any further information he sought; the investor was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act and acquired the shares for investment and not with a view to the resale or distribution thereof; and the certificates representing the shares bear a legend restricting their transfer except in compliance with applicable securities laws.

     2. On December 9, 1994, the Company sold 3,239,350 shares of common stock to Robert Weinstein, M.D. and 3,239,350 shares of common stock to Stuart Levine. At that time, Mr.

Levine was a director and officer of the Company. The total purchase price for the two sales was $300,000 ($.0231528 per pre-split share), and the entire proceeds of the sale were paid to the Company in cash. The Company did not use any underwriters or brokers and there were no commissions or underwriting discounts. These transactions were exempt from registration under the Securities Act pursuant to Section 4(2) of that Act, on the basis of the following factors: the Company made the offer and sale to only two persons without any public advertising or solicitation; each investor had access to material information about the Company and the opportunity to inquire of the Company's officers with respect to any further information he sought; each investor was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act and acquired the shares for investment and not with a view to the resale or distribution thereof; and the certificates representing the shares bear a legend restricting their transfer except in compliance with applicable securities laws.

     3. On March 31, 1995, the Company issued shares of common stock to its existing stockholders as a result of the merger of the Company's predecessor, Bemax Corporation, into its wholly-owned subsidiary M T Financial Group, Inc. The purpose of this merger was to change the issuer's domicile from California to Nevada. As a result of the merger, each Bemax stockholder was entitled to receive one share of M T Financial common stock for every two shares of Bemax common stock. A total of 29,211,019 M T Financial shares were issued. The Company did not use an underwriter or broker in this transaction and did not receive any proceeds. This transaction was exempt from registration under the Securities Act pursuant to Rule 145(a)(2), which provides that there is no offer or sale of securities in a statutory merger the sole purpose of which is to change the issuer's domicile within the United States.

     4. On May 16, 1997, the Company issued shares of common stock in a restructuring and merger in connection with the acquisition of Photogen, Inc.:

     (a) As part of its restructuring, the Company sold 2,975,359 shares to Dr. Weinstein, 2,975,359 shares to Mr. Levine and 362,115 shares to Thomas Rosenberg, for a total purchase price of $1,803,450 ($.28568 per share). The entire proceeds of the sales were paid to the Company in cash. The purpose of the restructuring was, among other things, to provide the Company with sufficient funds so that (together with its existing capital) it had $3 million of cash items at the time it acquired Photogen, Inc. The Company did not use any underwriters or brokers and there were no commissions or underwriting discounts. These transactions were exempt from registration under the Securities Act pursuant to Section 4(2) of that Act, on the basis of the following factors: the Company made the offer and sale to only three persons without any public advertising or solicitation; each investor had access to material information about the Company and the opportunity to inquire of the Company's officers with respect to any further information he sought; each investor was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act and acquired the shares for investment and not with a view to the resale or distribution thereof;

and the certificates representing the shares bear a legend restricting their transfer except in compliance with applicable securities laws.

     (b) As consideration for the acquisition of Photogen, Inc., the Company issued 4,800,000 shares to each of Eric A. Wachter, Ph.D., Craig Dees, Ph.D., Walter G. Fisher, Ph.D., Timothy Scott, Ph.D. and John Smolik (for a total of 24,000,000 shares). Drs. Wachter, Dees, Fisher and Scott and Mr. Smolik were the shareholders and directors of Photogen, Inc. The Company issued its common stock to these individuals in connection with the merger of Photogen, Inc. with a subsidiary of the Company. The sale of these securities to each of the five Photogen principals was exempt from registration under the Securities Act pursuant to Section 4(2) of that Act, on the basis of the following factors: the Company made the offer and sale to only five persons without any public advertising or solicitation; each investor had access to material information about the Company and the opportunity to inquire of the Company's officers with respect to any further information he sought; each investor was an officer or director of Photogen, Inc. and four of them would, upon issuance of the Company's shares, become directors of the Company; each investor acquired the shares for investment and not with a view to the resale or distribution thereof; and the certificates representing the shares bear a legend restricting their transfer except in compliance with applicable securities laws. The Company did not use any underwriters and there were no underwriting discounts; however, Photogen, Inc. had engaged Aurora Capital Corp. as its broker for the transaction between the Company and Photogen, Inc. After the closing, three principals of Aurora Capital Corp. received an aggregate of $180,000 from the Company for their services and the five Photogen, Inc. shareholders granted the Aurora Capital Corp. principals warrants to acquire an aggregate of 960,000 of their shares of Company common stock. The shares subject to the warrants are being held in escrow and are subject to restrictions on transfer. None of the warrants have been exercised at this time; and any stock certificates issued upon exercise of the warrants will bear legends restricting their transfer except in compliance with applicable securities laws.

     5. On March 13, 1998, the Company completed the sale of an aggregate of 875,000 shares to approximately 42 accredited investors. The total purchase price was $7,000,000 ($8.00 per share), and the entire proceeds of the sales were paid to the Company in cash. The Company did not use any underwriters or brokers and there were no commissions or underwriting discounts. These transactions were exempt from registration under the Securities Act pursuant to Section 4(2) and/or Rule 506 of Regulation D of that Act, on the basis of the following factors: the Company made the offer and sale to a limited number of prospective investors without any public advertising or solicitation; each investor had access to material information about the Company and the opportunity to inquire of the Company's officers with respect to any further information he sought; each investor was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act and acquired the shares for investment and not with a view to the resale or distribution thereof; and the certificates representing the shares bear a legend restricting their transfer except in compliance with applicable securities laws.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

     UNCERTAINTIES RELATING TO COMPANY. Since the Company acquired Photogen, Inc., the Company has been principally engaged in the research and development of drugs and medical device products for use in photodynamic therapy. The Company has not completed development of any product at this time. Portions of the discussion in this Item contain forward looking statements and are subject to the Risk Factors described above.

     RESULTS OF OPERATIONS. The Company has not generated revenues from the sale of any proposed products or other operations, and has continued to experience losses. The Company's net loss for the year ended December 31, 1997 was $554,702. The losses are attributable primarily to expenses related to pursuing patent protection for the Company's technology, acquiring equipment and commencing animal studies, and other general and administrative costs. The Company expects to continue to incur increasing losses for at least the next several years as it intensifies its research and development, clinical testing, regulatory approval activities and engages the manufacture and/or sale of any products that the Company may develop. The Company's revenue for the year ended December 31, 1997 was $107,133 and resulted primarily from investment income on the proceeds from the sale of common stock in the Company's recent restructuring. The proceeds of the sales of the Company's common stock are invested primarily in United States Government obligations. Because the Company has no revenues from operations at this time, investment of such funds in that manner is necessary to enable the Company to avoid becoming subject to the Investment Company Act of 1940.

     LIQUIDITY; CAPITAL RESOURCES. On March 13, 1998, the Company completed a private placement of 875,000 shares of common stock for $8.00 a share to a number of accredited investors. The Company received $7,000,000 in gross proceeds from this offering.

     The 875,000 shares sold in the private placement were not registered under applicable securities laws and are considered "restricted stock."
These shares cannot be sold by their holders in the absence of a registration statement except pursuant to an exemption from registration (including in compliance with SEC Rule 144 after the shares have been held for at least one year). The Company expects to use the proceeds from the sale of the common stock (net of legal, accounting and other expenses related to the offering estimated to be approximately $50,000), over the next 18 to 24 months, for corporate overhead and operating expenses, animal and clinical trials, the purchase or lease of scientific and laboratory equipment, legal and regulatory consulting fees and for other working capital purposes, assuming the Company has no revenues during that period.

     The Company expects to consider additional financing transactions in the future. See "Risk Factors -- Substantial Additional Financing Required."

     The Company filed in December 1997 a Registration Statement on Form 10-SB with the Securities and Exchange Commission to register its common stock under Section 12(g) of the Exchange Act. The Form 10-SB became automatically effective 60 days after its filing, on February 23, 1998. The Company is exploring the possibility of listing its common stock with the NASDAQ (Small Cap Market) or with the American Stock Exchange. The Company recently submitted information and listing applications, but has not heard any formal response from either exchange. The listing process typically takes many months to complete.

     PATENT AND OPERATIONAL MATTERS. The Company has received a formal written notice of allowance on the first of three divisional patent applications. This first divisional application covers the area of simultaneous two photon excitation in a variety of applications. The Company believes this establishes the beginning of a strong proprietary position in an exciting new technology. The Company recently filed the second and third divisional applications. The Company is continuing to pursue patent protection for its imaging technology with the U. S. Patent and Trademark Office, and in India and under the Patent Cooperation Treaty (covering countries in Europe, Japan, Korea, China, Brazil and others). The Company is not aware of any developments with respect to the U.S. Patent and Trademark Office's consideration of its imaging patent application or its foreign patent applications. See "Risk Factors -- Uncertainties Regarding Patent Matters," above.

     The Company has executed two contracts to conduct animal studies which seek to demonstrate the efficacy of the Company's technology in animal models, including the spatial control, safety, multiple agent activation and depth of penetration. The total cost of these contracts is $214,816. The animal studies began during the fourth quarter of 1997. The animal studies are described in Item 1 above.

     The Company is occupying approximately 4,000 square feet of office and laboratory space in Knoxville, Tennessee. The Company pays a monthly rental of $4,680 for the facility (including certain equipment) plus charges for utilities and similar items. The Company is proceeding to equip its laser research and development laboratory with certain laser equipment systems made available by a large laser manufacturer. The Company has received, installed and started-up two laser systems required for conduct of animal studies. To date, $212,000 has been invested in office and laboratory equipment. The Company expects to spend an additional $250,000 to acquire the instruments necessary to support animal clinical trials, and development of its proprietary photoactive agent and targeting systems.

     PLAN OF OPERATION. During the next twelve months, the Company will continue with animal trials and evaluation of its proprietary photoactive agent candidates, pursuing patent protection and seeking potential collaboration candidates. The Company anticipates expenditures for additional employees and equipment to be minimal until the final results of the animal testing are known. The animal studies contract includes the Company's use of personnel employed by the testing facility. In addition, the Company raised $7,000,000 in a private placement that was completed on
March 13, 1998.   For these reasons, the Company believes it has enough cash resources for its currently anticipated needs during the next twelve months and will not have to raise additional funds; however, as noted above, complete development and commercialization of the Company's technology will require substantial additional funds. See "Risk Factors," above.

     YEAR 2000 COMPLIANCE. The Company believes that as it develops its computer system, all hardware/software will be year-2000 compliant. The Company does not presently expect the costs of year-2000 compliance to be material.

ITEM 7.   FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Photogen Technologies, Inc.
Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of Photogen Technologies, Inc. (including Photogen, Inc., formerly Photogen, L.L.C.), a development stage company, as of December 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the period from November 3, 1996 (inception) to December 31, 1996 and the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photogen Technologies, Inc. (including Photogen, Inc., formerly Photogen, L.L.C.) at December 31, 1996 and 1997, and the results of its operations and its cash flows for the period from November 3, 1996 (inception) to December 31, 1996 and the year ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                    /s/ BDO Seidman, LLP



Chicago, Illinois
February 25, 1998

FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------


DECEMBER 31,                                            1996           1997
-----------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                     $       -   $     82,631
     Interest receivable                                   -         21,402
     Prepaid expenses                                      -          8,164
     Marketable securities                                 -        409,238
-----------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                       -        521,435

UNITED STATES TREASURY NOTES, total face value
  $1,538,000                                               -      1,531,413

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, less
  accumulated depreciation of $17,454                      -        194,252

PATENT COSTS                                           5,489         37,273
-----------------------------------------------------------------------------



                                                   $   5,489   $  2,284,373

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------


DECEMBER 31,                                                                    1996              1997
------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                 $            -    $      118,233
     Current portion of obligations under capital leases (Note 3)                  -            18,626
------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                          -           136,859

OBLIGATIONS UNDER CAPITAL LEASES (Note 3)                                          -            60,469
------------------------------------------------------------------------------------------------------
COMMITMENTS (Note 4)

SHAREHOLDERS' EQUITY (Notes 2 and 5)
     Preferred stock; par value $.01 per share; 5,000,000 shares
          authorized; none issued                                                  -                 -
     Common stock; par value $.001 per share; 150,000,000 shares
          authorized; 36,000,000 shares issued and outstanding                     -            36,000
     Additional paid-in capital                                                    -         2,607,526
     Members' capital                                                          5,489                 -
     Deficit accumulated during the development stage                              -          (556,481)
------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                     5,489         2,087,045
------------------------------------------------------------------------------------------------------
                                                                      $        5,489    $    2,284,373
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENT OF OPERATIONS

                                                     Period From                                CUMULATIVE
                                                     November 3,                 YEAR              AMOUNTS
                                                         1996 to                ENDED                 FROM
                                                    December 31,         DECEMBER 31,          NOVEMBER 3,
                                                            1996                 1997                 1996
----------------------------------------------------------------------------------------------------------

REVENUES
     Investment income                              $        -          $   107,133           $    107,133

EXPENSES
     General and administrative                          1,779              661,835                663,614
----------------------------------------------------------------------------------------------------------

NET LOSS                                            $   (1,779)          $ (554,702)          $   (556,481)
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER COMMON SHARE             $        -           $     (.02)
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING                                             -           33,665,117
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------





                 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------
------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                               Deficit
                                                                                                           Accumulated
                                                     Common Stock                         Additional        During the
                                                 -------------------          Members'       Paid-in       Development
                                                 Shares        Amount         Capital        Capital             Stage        Total
-----------------------------------------------------------------------------------------------------------------------------------
Contribution of capital                                    -  $      -    $    7,268  $          -   $             -   $      7,268
Net loss for the period ended December 31,
  1996                                                     -         -        (1,779)            -                 -         (1,779)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1996                              -         -         5,489             -                 -          5,489

Net loss and capital contributions for the
period January 1, 1997 to May 15, 1997                     -         -         3,511             -            (3,511)             -
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, at May 15, 1997                                   -         -         9,000             -            (3,511)         5,489

Issuance of stock for cash                         6,312,833     6,313             -     1,797,137                 -      1,803,450
Effect of recapitalization and merger             29,687,167    29,687        (9,000)    1,181,500             1,732      1,203,919
Cost associated with recapitalization and
  merger                                                   -         -             -      (371,111)                -       (371,111)
Net loss for the period May 16, 1997 to
  December 31, 1997                                        -         -             -             -          (554,702)      (554,702)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1997                     36,000,000  $ 36,000    $        -  $  2,607,526   $      (556,481)  $  2,087,045
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------



                SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------


                                                                     Period From                             CUMULATIVE
                                                                     November 3,                  YEAR          AMOUNTS
                                                                         1996 to                 ENDED             FROM
                                                                     December 31,         DECEMBER 31,      NOVEMBER 3,
                                                                            1996                  1997             1996
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                      $     (1,779)    $       (554,702)   $     (556,481)
     Depreciation                                                            62               17,454            17,516
     Gain on sale of marketable securities                                    -              (29,737)          (29,737)
     Loss on sale of United States Treasury Notes                             -                9,265             9,265
     Changes in operating assets and liabilities
          Prepaid expenses                                                    -               (8,164)           (8,164)
          Interest receivable                                                 -              (21,402)          (21,402)
          Accounts payable                                                    -              118,233           118,233
------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                    (1,717)            (469,053)         (470,770)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of marketable securities                                            -            1,764,464         1,764,464
     Purchase of marketable securities                                        -           (2,182,967)       (2,182,967)
     Purchase of United States Treasury Notes                                 -           (2,044,876)       (2,044,876)
     Sale of United States Treasury Notes                                     -            1,639,850         1,639,850
     Purchase of equipment                                                    -             (129,167)         (129,167)
     Patent costs                                                        (5,551)             (31,784)          (37,335)
------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                    (5,551)            (984,480)         (990,031)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on capital lease obligations                          -               (3,444)           (3,444)
     Proceeds from issuance of common stock                                   -                6,313             6,313
     Proceeds from capital contributions by shareholders
          (Note 2)                                                        7,268            1,904,406         1,911,674
     Cost of recapitalization                                                 -             (371,111)         (371,111)
------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                 7,268            1,536,164         1,543,432
------------------------------------------------------------------------------------------------------------------------


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.



                                                      Period From                             CUMULATIVE
                                                      November 3,                  YEAR          AMOUNTS
                                                          1996 to                 ENDED             FROM
                                                      December 31,         DECEMBER 31,      NOVEMBER 3,
                                                             1996                  1997             1996
------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS             $        -           $     82,631      $      82,631

CASH AND CASH EQUIVALENTS, at beginning of period              -                      -                  -
------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, at end of period           $        -           $     82,631      $      82,631
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES FOR 1997
     U.S. Treasuries in the amount of $1,096,650 were
          received in recapitalization.
     Equipment purchased under capital lease amounted to $82,539.

                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

1.   ORGANIZATION AND
     SIGNIFICANT
     ACCOUNTING POLICIES

     NATURE OF                Photogen Technologies, Inc. (the "Company"),
     OPERATIONS               through its subsidiary Photogen, Inc.,
                              successor to Photogen, L.L.C., is a development stage company that is attempting to develop proprietary laser-based technologies to enhance the safety and efficacy of photodynamic therapy
                              ("PDT") and photodynamic imaging for the diagnosis and treatment of cancer and infectious diseases.

                              Photogen, L.L.C. was organized as a limited liability company ("LLC") and was treated as a partnership for federal income tax purposes. The 1996 financial statements do not reflect assets the members may have outside their interests in the LLC, nor any obligations, including income taxes, of the individual members.


     PRINCIPLES OF            Intercompany balances and transactions have
     CONSOLIDATION            been eliminated in consolidation.


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


     MARKETABLE               Marketable securities consisting of marketable
     SECURITIES               debt securities are classified as
                              available-for-sale securities. Fair value approximates cost at December 31, 1997.


     INVESTMENT IN UNITED     The Company considers its investment in United
     STATES TREASURY NOTES    States Treasury Notes to be available-for-sale
                              securities and all investments mature within one year. Unrealized holding gains and losses are excluded from earnings (fair value approximates cost) and are reported as a separate component of shareholders' equity until realized.


     EQUIPMENT AND            Equipment and leasehold improvements are stated
     LEASEHOLD                at cost.  Depreciation and amortization are
     IMPROVEMENTS             being provided, on accelerated and
                              straight-line methods, over the estimated useful lives of the assets. Leasehold improvements are being amortized on a straight-line basis over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------


     PATENT COSTS             Patent costs are amortized over the lesser of
                              the estimated useful life or the statutory life of the patent perfection costs on the straight-line method. At December 31, 1997 patent costs have not been amortized as the patents have not yet been issued. The Company reviews the carrying values of its patents and other long-lived assets for possible impairment whenever an event or change in circumstances indicates that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.


     INCOME TAXES             The Company recognizes deferred tax assets and
                              liabilities for the expected future tax
                              consequences of temporary differences between the tax basis and financial reporting basis of certain assets and liabilities based upon currently enacted tax rates expected to be in effect when such amounts are realized or settled.


                              The Company has not recorded an income tax benefit for losses incurred of approximately $556,000 which expire in 2012. The Company is in the development stage and realization of the losses is not likely. An income tax valuation allowance has been provided for the losses realized to date.


     BASIC AND DILUTED LOSS   Basic and diluted loss per common share is
     PER COMMON SHARE         computed based on the weighted average number
                              of common shares outstanding.

                              In March 1997, the FASB issued SFAS 128,
                              "Earnings Per Share".  The new standard
                              simplifies earnings per share and requires presentation of two new amounts, basic and diluted earnings per share. The Company adopted this standard for the year ended December 31, 1997.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------


2.   RECAPITALIZATION         On May 16, 1997, MT Financial Group, Inc. (an
     AND MERGER               inactive public company), through its wholly
                              owned subsidiary, effected a reverse merger with Photogen, Inc., successor to Photogen, L.L.C. ("Photogen"). Legally, Photogen is a wholly owned subsidiary of Photogen
                              Technologies, Inc. (formerly known as MT
                              Financial Group, Inc.).


                              For financial reporting purposes, Photogen was deemed to be the acquiring entity. The transaction has been reflected in the accompanying financial statements as (1) a recapitalization of Photogen (consisting of a 48,000-for-one stock split and change in par value) and (2) an issuance of shares by Photogen in exchange for all of the outstanding shares of MT Financial Group, Inc.


                              As part of the recapitalization, the Company sold 6,312,833 shares of common stock for a total purchase price of approximately $1,814,000. Further, as consideration for the acquisition of Photogen, Inc., 24,000,000 shares of common stock were issued.


                              Legal and brokerage fees of approximately
                              $371,000 were charged to additional paid-in capital as costs of the recapitalization and merger. Included in the paid-in capital is the net cash of approximately $109,000 by MT Financial Group, Inc.


3.   OBLIGATIONS UNDER        The following is a schedule of future minimum
     CAPITAL LEASES           payments under the capital leases as of
                              December 31, 1997, together with the present value of net minimum lease payments:



                              YEAR ENDING DECEMBER 31,                 Amount
                              ------------------------------------------------
                              1998                               $     28,834
                              1999                                     28,834
                              2000                                     25,407
                              2001                                     13,915
                              ------------------------------------------------

                              Net minimum lease payments               96,990

                              Less amount representing interest        17,895
                              ------------------------------------------------
                              Present value of net minimum
                              lease payments                     $     79,095
                              ------------------------------------------------
                              ------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                              The equipment which is leased under the
                              capitalized lease agreement and classified as equipment has a cost of $82,539 and accumulated amortization of $4,200.


4.   COMMITMENTS              The Company is leasing offices and a
                              laboratory. The leases expire in 1999 and 2000 and include two options for renewal for additional terms of three years each. Total rental expense charged to operations for the year ended December 31, 1997 aggregated approximately $32,000. There was no rental expense for the period ended December 31, 1996.
                              Future minimum lease payments under operating leases with initial or remaining terms of one year or more are approximately $25,000 for 1998; $16,000 for 1999; and $3,000 for 2000.


                              The Company has entered into employment
                              agreements with certain officers and employees for an initial term of five years. Under the terms of these agreements, the officers and employees are each entitled to an annual salary of $85,000 plus fringe benefits.


5.   SUBSEQUENT EVENT         In March 1998, the Company completed a private
                              placement offering for 875,000 shares of common stock. The Company received gross proceeds of $7,000,000.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

          The information required by Item 9 is incorporated by reference to the information under the caption "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement for the 1998 annual meeting of stockholders.

ITEM 10.  EXECUTIVE COMPENSATION.

     The information required by Item 10 is incorporated by reference to the information under the caption "Executive Compensation" in the Company's definitive proxy statement for the 1998 annual meeting of stockholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 11 is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 1998 annual meeting of stockholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 12 is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1998 annual meeting of stockholders.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     EXHIBITS. The following is a list of exhibits filed as part of this Form 10-KSB. Exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filings is indicated in parenthesis.

EXHIBIT NO.                       DESCRIPTION

     3.1     Restated Articles of Incorporation of Photogen Technologies, Inc.
             (Filed as exhibit 3.1 to the Company's Registration Statement on Form 10-SB dated December 24, 1997.)

     3.2     Bylaws of Photogen Technologies, Inc. (Filed as exhibit 3.2 to the
             Company's Registration Statement on Form 10-SB dated December 24,
             1997.)

     3.3     Charter of Photogen, Inc.  (Filed as exhibit 3.3 to the Company's
             Registration Statement on Form 10-SB dated December 24, 1997.)

     3.4     Bylaws of Photogen, Inc. (Filed as exhibit 3.4 to the Company's
             Registration Statement on Form 10-SB dated December 24, 1997.)



EXHIBIT NO.                       DESCRIPTION

     9.1     Voting Agreement dated May 16, 1997 entered into by Eric A.
             Wachter, Ph.D., Craig Dees, Ph.D., Walter G. Fisher, Ph.D.,  Tim
             Scott, Ph.D., John Smolik, Theodore Tannebaum, Robert J.
             Weinstein, M.D., Stuart P. Levine, and Thomas B. Rosenberg, and joined into by the Company. (Filed as exhibit 9.1 to the Company's
             Registration Statement on Form 10-SB dated December 24, 1997.)

    10.1 Consent and Assignment to Lease entered into by the Company, Genase, L.L.C. and P.C. Powell and Wilma Powell dated November 13,
             1997.  (Filed as exhibit 10.1 to the Company's Registration
             Statement on Form 10-SB dated December 24, 1997.)

    10.2     Lease Agreement entered into by the Company, P.C. Powell and Wilma
             Powell dated June 1, 1997.  (Filed as exhibit 10.2 to the Company's
             Registration Statement on Form 10-SB dated December 24, 1997.)

    10.3 Research Contract entered into by the Company and the University of Tennessee, College of Veterinary Medicine dated as of October
             1, 1997 (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.)

    10.4 Confirmatory License in favor of the U.S. Department of Energy relating to the Company's Method for Improved Selectivity in Photo-Activation and Detection of Molecular Diagnostic Agents
             (Serial No. 08/741,370) dated February 4, 1997. (Filed as exhibit 10.4 to the Company's Registration Statement on Form 10-SB dated December 24, 1997.)

    10.5 Confirmatory License in favor of the U.S. Department of Energy relating to the Company's Method for Improved Selectivity in Photo-Activation of Molecular Agents (Serial No. 08/739,801) dated
             February 4, 1997.  (Filed as exhibit 10.5 to the Company's
             Registration Statement on Form 10-SB dated December 24, 1997.)



EXHIBIT NO.                     DESCRIPTION

    10.6 Form of Employment Agreements entered into by the Company and each of John Smolik, Eric A. Wachter, Ph.D., Walter G. Fisher, Ph.D., and Craig Dees, Ph.D. dated May 16, 1997 (Filed as exhibit 10.6 to the Company's Registration Statement on Form 10-SB dated
             December 24, 1997.)

    10.7 Form of Non-competition/Non-disclosure Agreements entered into by the Company and each of John Smolik, Eric A. Wachter, Ph.D.,
             Walter G. Fisher, Ph.D., Craig Dees, Ph.D. and Timothy C. Scott dated May 16, 1997. (Filed as exhibit 10.7 to the Company's
             Registration Statement on Form 10-SB dated December 24, 1997.)

    10.8 Form of Warrant Agreement entered into by the Company and certain other parties dated May 16, 1997. (Filed as exhibit 10.8 to the Company's Registration Statement on Form 10-SB dated
             December 24, 1997.)

    10.9     Escrow Agreement entered into by the Company, American National
             Bank and Trust Company of Chicago, Photogen Technologies, Inc.,
             Eric A. Wachter, Ph.D., Walter G. Fisher, Ph.D., John Smolik,
             Craig Dees, Ph.D., Timothy C. Scott, Ph.D., Stuart Fuchs, Jeff
             Elliot Margolis, and Stephen L. Ross, dated May 16, 1997. (Filed as exhibit 10.9 to the Company's Registration Statement on Form 10-
             SB dated December 24, 1997.)

    10.10    Research Agreement entered into by the Company, the Thompson
             Cancer Survival Center, and Masoud Panjehpour, Ph.D., dated as of November 1, 1997.

     21      Subsidiaries of the registrant.   (Filed as exhibit 21 to the
             Company's Registration Statement on Form 10-SB dated December 24,
             1997.)

     27      Financial Data Schedule.


     REPORTS ON FORM 8-K. The Company filed a report on Form 8-K on December 8, 1997 regarding the Company's press release stating that it had received a written notice of allowance from the United States Patent and Trademark office on a portion of the claims in the Company's therapeutic patent application.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 30, 1998                   Photogen Technologies, Inc.


                                   By: /s/ John Smolik
                                      --------------------------------
                                        John Smolik, President and
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



           Signature                           Title                       Date
           ---------                           -----                       ----
   /s/ John Smokik                        Chairman of the Board,       March 30, 1998
  ----------------------------------      President, Chief
  John Smolik                             Executive Officer and
                                          Chief Financial Officer
                                          (Principal executive and
                                          financial and accounting
                                          officer)

   /s/ Eric A. Wachter
  ----------------------------------      Director, Secretary          March 30, 1998
  Eric A. Wachter, Ph.D.                  and Treasurer

   /s/ Craig Dees
  ----------------------------------      Director                     March 30, 1998
  Craig Dees, Ph.D.

   /s/ Walter G. Fisher
  ----------------------------------      Director                     March 30, 1998
  Walter G. Fisher, Ph.D.

   /s/ Robert J. Weinstein
  ----------------------------------      Director                     March 30, 1998
  Robert J. Weinstein, M.D.


                                    EXHIBIT INDEX



 EXHIBIT NO.                             DESCRIPTION

    +3.1 Restated Articles of Incorporation of Photogen Technologies, Inc. (Filed as exhibit 3.1 to the Company's Registration Statement on Form 10-SB dated December 24, 1997.)

     +3.2 Bylaws of Photogen Technologies, Inc. (Filed as exhibit 3.2 to the Company's Registration Statement on Form 10-SB dated December 24, 1997.)

     +3.3 Charter of Photogen, Inc. (Filed as exhibit 3.3 to the Company's Registration Statement on Form 10-SB dated December 24, 1997.)

     +3.4 Bylaws of Photogen, Inc. (Filed as exhibit 3.4 to the Company's Registration Statement on Form 10-SB dated December 24, 1997.)

     +9.1 Voting Agreement dated May 16, 1997 entered into by Eric A. Wachter, Ph.D., Craig Dees, Ph.D., Walter G. Fisher, Ph.D., Tim Scott, Ph.D., John Smolik, Theodore Tannebaum, Robert J. Weinstein, M.D., Stuart P. Levine, and Thomas B. Rosenberg, and joined into by the Company. (Filed as exhibit 9.1 to the Company's Registration Statement on Form 10-SB dated December 24, 1997.)

    +10.1 Consent and Assignment to Lease entered into by the Company, Genase, L.L.C. and P.C. Powell and Wilma Powell dated November 13, 1997. (Filed as exhibit 10.1 to the Company's Registration Statement on Form 10-SB dated December 24, 1997.)

    +10.2 Lease Agreement entered into by the Company, P.C. Powell and Wilma Powell dated June 1, 1997. (Filed as exhibit 10.2 to the Company's Registration Statement on Form 10-SB dated December 24, 1997.)

    +10.3 Research Contract entered into by the Company and the University of Tennessee, College of Veterinary Medicine dated as of October 1, 1997 (Filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997).

    +10.4 Confirmatory License in favor of the U.S. Department of Energy relating to the Company's Method for Improved Selectivity in Photo-Activation and Detection of Molecular Diagnostic Agents (Serial No. 08/741,370) dated February 4, 1997. (Filed as exhibit 10.4 to the Company's Registration Statement on Form 10-SB dated December 24, 1997.)

    +10.5 Confirmatory License in favor of the U.S. Department of Energy relating to the Company's Method for Improved Selectivity in Photo-Activation of Molecular Agents (Serial No. 08/739,801) dated February 4, 1997. (Filed as exhibit 10.5 to the Company's Registration Statement on Form 10-SB dated December 24, 1997.)

 EXHIBIT NO.                             DESCRIPTION


    +10.6 Form of Employment Agreements entered into by the Company and each of John Smolik, Eric A. Wachter, Ph.D., Walter G. Fisher, Ph.D., and Craig Dees, Ph.D. dated May 16, 1997. (Filed as exhibit 10.6 to the Company's Registration Statement on Form 10-SB dated December 24, 1997.)

    +10.7 Form of Non-competition/Non-disclosure Agreements entered into by the Company and each of John Smolik, Eric A. Wachter, Ph.D., Walter G. Fisher, Ph.D., Craig Dees, Ph.D. and Timothy C. Scott dated May 16, 1997. (Filed as exhibit 10.7 to the Company's Registration Statement on Form 10-SB dated December 24, 1997.)

    +10.8 Form of Warrant Agreement entered into by the Company and certain other parties dated May 6, 1997. (Filed as exhibit 10.8 to the Company's Registration Statement on Form 10-SB dated December 24, 1997.)

    +10.9 Escrow Agreement entered into by the Company, American National Bank and Trust Company of Chicago, Photogen Technologies, Inc., Eric A. Wachter, Ph.D., Walter G. Fisher, Ph.D., John Smolik, Craig Dees, Ph.D., Timothy C. Scott, Ph.D., Stuart Fuchs, Jeff Elliot Margolis, and Stephen L. Ross, dated May 16, 1997. (Filed as exhibit 10.9 to the Company's Registration Statement on Form 10-SB dated December 24, 1997.)

    *10.10 Research Agreement entered into by the Company, the Thompson Cancer Survival Center, and Masoud Panjehpour, Ph.D., dated as of November 1, 1997.

     +21      Subsidiaries of the registrant.    (Filed as exhibit 21 to the
              Company's Registration Statement on Form 10-SB dated December 24, 1997.)

     *27      Financial Data Schedule.



+    Incorporated by reference from the filing indicated.
*    Filed herewith.