Form 10QSB
period 1998-03-31
PHOTOGEN TECHNOLOGIES INC
filed 1998-05-15
CIK 761237

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1998

                   Commission File Number 0-23553

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

                           YES:  /X/     NO:  / /

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,875,000 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE, ISSUED AND OUTSTANDING AS OF MARCH 31, 1998. NO SHARES OF PREFERRED STOCK, $.01 PAR VALUE PER SHARE, WERE ISSUED OR OUTSTANDING AS OF THAT DATE.

     Transitional Small Business Disclosure Format:

                           YES:  / /     NO:  /X/

                             INDEX

                                                                           PAGE
PART I - FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED) . . . . . . . . . . . .   1

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION OR PLAN OF OPERATION . . . . . . . .   8

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .  13

          ITEM 5.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . .  13

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . .  13

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          PHOTOGEN TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED CONDENSED BALANCE SHEETS


ASSETS
                                                      MARCH 31,      DECEMBER 31,
                                                        1998            1997
                                                     (UNAUDITED)      (AUDITED)
                                                     ----------       ---------
CURRENT ASSETS
  Cash and cash equivalents                          $   309,325     $   82,631
  Interest receivable                                    156,971         21,402
  Prepaid expenses                                         4,082          8,164
  Marketable securities                                  205,412        409,238
                                                     -----------     ----------
 TOTAL CURRENT ASSETS
                                                         675,790        521,435
UNITED STATES TREASURY
  NOTES, TOTAL FACE VALUE
  $7,937,000 and $1,538,000                            7,988,046      1,531,413
EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS                                           243,709        194,252
PATENT COSTS                                              54,835         37,273
                                                     -----------     ----------
TOTAL ASSETS                                         $ 8,962,380     $2,284,373
                                                     -----------     ----------
                                                     -----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable                                   $   170,464     $  118,233
  Current portion of
  obligations under capital
  leases                                                  17,944         18,626
                                                     -----------     ----------
TOTAL CURRENT LIABILITIES                            $   188,408     $  136,859
                                                     -----------     ----------
                                                     -----------     ----------
OBLIGATION UNDER CAPITAL
  LEASES                                                  55,789         60,469


                 SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.



SHAREHOLDERS' EQUITY
 Preferred stock; par value
  $.01 per share; 5,000,000
  shares authorized; none
  issued                                                       -              -
 Common stock; par value
  $.001 per share;
  150,000,000 shares
  authorized; 36,875,000
  and 36,000,000 shares
  issued and outstanding                                  36,875         36,000
 Additional paid-in capital                            9,606,651      2,607,526
 Deficit accumulated during
  the development stage
  after recapitalization                                (925,343)      (556,481)
                                                     -----------     ----------
TOTAL SHAREHOLDERS' EQUITY                             8,718,183      2,087,045
                                                     -----------     ----------
                                                      $8,962,380     $2,284,373
                                                     -----------     ----------
                                                     -----------     ----------

                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                    THREE MONTHS    THREE MONTHS     CUMULATIVE
                                       ENDED           ENDED        AMOUNTS FROM
                                     MARCH 31,        MARCH 31,      NOVEMBER 3,
                                        1998            1997            1996
                                    (UNAUDITED)     (UNAUDITED)      (UNAUDITED)
                                   ------------     -----------      -----------
REVENUES

  Investment Income                $     55,571       $  -0-          $   162,704

EXPENSES

  General and administrative            424,433          3,511          1,088,047
                                   ------------       --------        -----------

        NET INCOME (LOSS)          $   (368,862)      $ (3,511)       $  (925,343)
                                   ------------       --------        -----------
                                   ------------       --------        -----------
PRIMARY NET INCOME (LOSS)
  PER COMMON SHARE                 $       (.01)      $  -0-
                                   ------------       --------
                                   ------------       --------
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING       $ 36,184,722       $  -0-
                                   ------------       --------
                                   ------------       --------

          SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                  PHOTOGEN TECHNOLOGIES, INC.
                 (A DEVELOPMENT STAGE COMPANY)
  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                    THREE MONTHS    THREE MONTHS     CUMULATIVE
                                       ENDED           ENDED        AMOUNTS FROM
                                     MARCH 31,        MARCH 31,      NOVEMBER 3,
                                       1998             1997            1996
                                    (UNAUDITED)     (UNAUDITED)      (UNAUDITED)
                                   ------------     -----------      -----------
OPERATING ACTIVITIES
  Net income (loss)                $  (368,862)     $  (3,511)       $  (925,343)
  Depreciation                           7,425              -             24,941
  Realized gain on United
  States Treasury Notes                      -              -            (29,737)
  Loss on securities                     3,826              -             13,091
Changes in operating
 assets and liabilities:
  Prepaid expense                        4,082              -             (4,082)
  Interest receivable                 (135,569)             -           (156,971)
  Accounts payable                      52,231              -            170,464
                                   -----------      ---------        -----------
     NET CASH PROVIDED (USED)
     BY OPERATING ACTIVITIES          (436,867)        (3,511)          (907,637)

INVESTING ACTIVITIES
  Sale of marketable
  securities                           200,000              -          1,964,464
  Purchase of marketable
  securities                                 -              -         (2,182,967)
  Purchase of United
   States Treasury Notes            (7,076,213)             -         (9,121,089)
  Sale of United States
   Treasury Notes                      619,580              -          2,259,430
  Purchase of capital
   assets                              (56,882)             -           (186,049)
  Patent costs                         (17,562)             -            (54,897)
                                   -----------      ---------        -----------
     NET CASH PROVIDED (USED)
     BY INVESTING ACTIVITIES        (6,331,077)          -0-          (7,321,108)

FINANCING ACTIVITIES
  Proceeds from issuance
   of common stock                   7,000,000           -0-           7,006,313
  Proceeds from capital
   contributions by
   stockholders                              -          3,511          1,911,674


                                    THREE MONTHS    THREE MONTHS     CUMULATIVE
                                       ENDED           ENDED        AMOUNTS FROM
                                     MARCH 31,        MARCH 31,      NOVEMBER 3,
                                       1998             1997            1996
                                    (UNAUDITED)     (UNAUDITED)      (UNAUDITED)
                                   ------------     -----------      -----------
  Cost of recapitalization                   -              -           (371,111)
  Principal payments on
   capital lease
   obligations                          (5,362)             -             (8,806)
                                   -----------      ---------        -----------
     NET CASH PROVIDED (USED)
     BY FINANCING ACTIVITIES         6,994,638          3,511          8,538,070

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS              226,694           -0-             309,325

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                  82,631              -                  -
                                   -----------      ---------        -----------

     CASH AND CASH EQUIVALENTS
     AT END OF PERIOD               $  309,325      $    -0-         $   309,325
                                   -----------      ---------        -----------
                                   -----------      ---------        -----------


          SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                  PHOTOGEN TECHNOLOGIES, INC.
                 (A DEVELOPMENT STAGE COMPANY)
   CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                          (UNAUDITED)

                                                                    Additional    During The
                                   Common Stock          Members'    Paid-In     Development
                                 Shares        Amount    Capital     Capital        Stage         Total
                                 ------        ------    -------     -------        -----         -----
BALANCE AT
 JANUARY 1, 1997                         -     $  -      $ 5,489    $       -     $       -     $    5,489

NET LOSS AND CAPITAL
  CONTRIBUTIONS FOR
  THE PERIOD
  JANUARY 1, 1997
  TO MAY 15, 1997                        -        -        3,511             -       (3,511)             -
                                ----------     -------   -------    ----------    ----------    ----------

BALANCE AT
  MAY 15, 1997                           -        -        9,000             -       (3,511)         5,489

ISSUANCE OF STOCK
  FOR CASH                       6,312,833       6,313         -     1,797,137            -      1,803,450

EFFECT OF
  RECAPITALIZATION
  AND MERGER                    29,687,167      29,687    (9,000)    1,181,500        1,732      1,203,919

COST ASSOCIATED
  WITH
  RECAPITALIZATION
  AND MERGER                             -           -         -      (371,111)           -       (371,111)

NET LOSS FOR THE
  PERIOD MAY 16,
  1997 TO DECEMBER 31, 1997              -           -         -             -     (554,702)      (554,702)
                                ----------     -------   -------    ----------    ----------    ----------
BALANCE, AT
  DECEMBER 31, 1997             36,000,000     $36,000   $     -    $2,607,526    $(556,481)    $2,087,045
                                ----------     -------   -------    ----------    ----------    ----------
                                ----------     -------   -------    ----------    ----------    ----------
Issuance of Stock
  for cash                         875,000         875         -     6,999,125            -      7,000,000

Net Loss for Three
  Months Ended
  March 31, 1998                         -           -         -             -     (368,862)      (368,862)
                                ----------     -------   -------    ----------    ----------    ----------
Balance at
  March 31, 1998               $36,875,000     $36,875         -    $9,606,651    $(925,343)    $8,718,183


             SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                         PHOTOGEN TECHNOLOGIES, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                              MARCH 31, 1998

1.   BASIS OF PRESENTATION

   The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 and are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

   UNCERTAINTIES RELATING TO COMPANY. Since the Company acquired Photogen, Inc. in May 1997, the Company has been principally engaged in the research and development of drugs and medical device products for use in photodynamic therapy. The Company has not completed development of any product at this time. Portions of the discussion in this Item 2 contain forward looking statements and are subject to the Risk Factors described in Item 5 below.

   RESULTS OF OPERATIONS. The Company has not generated revenues from the sale of any proposed products or other operations, and has continued to experience losses. The Company's net loss for the three month period ended March 31, 1998 was $368,862, compared to a loss of $3,511 for the three months ended March 31, 1997. The losses are attributable primarily to expenses related to pursuing patent protection for the Company's technology, acquiring equipment and commencing animal studies, expenses incurred in the Company's recent private placement, and other general and administrative costs. The Company expects to continue to incur increasing losses for at least the next several years as it intensifies its research and development, clinical testing, regulatory approval activities and engages the manufacture and/or sale of any products that the Company may develop. The Company's revenue for the three month period ended March 31, 1998 was $55,571, compared to no revenues during the three months ended March 31, 1997, and resulted primarily from investment income on the proceeds from the sale of common stock in the Company's 1997 restructuring and its 1998 private placement. The proceeds of the sales of the Company's common stock are invested primarily in United States Government obligations. Because the Company has no revenues from operations at this time, investment of such funds in that manner is necessary to enable the Company to avoid becoming subject to the Investment Company Act of 1940.

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

   PATENT AND OPERATIONAL MATTERS. The Company is continuing to pursue patent protection for its imaging technology with the U. S. Patent and Trademark Office, and in various foreign jurisdictions. The Company is also continuing its animal studies to examine the efficacy of activating PHOTOPHRIN (R) in laboratory mice using the Company's proprietary simultaneous two photon activation technology. (PHOTOFRIN(R) is a photoactive agent produced by QLT PhotoTherapeutics, Inc.) The Company recently announced that the preliminary results of the animal studies demonstrated that the Company achieved noninvasive activation of PHOTOPHRIN(R) by using light at 730 nm. These preliminary results were reported in the

Company's March 5, 1998 Current Report on Form 8-K filed with the Securities and Exchange Commission.

   PLAN OF OPERATION. During the next twelve months, the Company will continue with animal trials and evaluation of its proprietary photoactive agent candidates, pursuing patent protection and seeking potential collaboration candidates. The Company expects to spend an additional approximately $250,000 to acquire the laboratory instruments necessary to support animal clinical trials, and development of its proprietary photoactive agent and targeting systems. The Company anticipates further expenditures for additional employees and equipment to be minimal until the final results of the animal testing are known. The animal studies contract includes the Company's use of personnel employed by the testing facility. In addition, the Company raised $7,000,000 in a private placement that was completed on March 13, 1998. For these reasons, the Company believes it has enough cash resources for its currently anticipated needs during the next eighteen to twenty-four months and will not have to raise additional funds; however, complete development and commercialization of the Company's technology will require substantial additional funds. See "Risk Factors" in Item 5, below.


                  PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

    AWARD OF GRANT. The Company was recently awarded a Phase 1 Small Business Innovation Research Project grant for $98,000 from the National Institutes of Health National Cancer Institute to evaluate the capability of the Company's proprietary simultaneous two photon excitation technology to achieve reductions in cancerous tumor size using porphyrins and psoralen derivatives.

                         RISK FACTORS

    The Company cannot provide assurances that it will successfully achieve its goals or the commercial development of its technology in the foreseeable future. The Company's success in this regard must at this time be deemed speculative. This Form 10-QSB and other announcements and documents of the Company contain forward-looking statements which involve risks, uncertainties and other factors that may cause the Company's actual results or performance to differ materially from any results or performance expressed or implied by such forward-looking statements. The statements under the caption "Risk Factors" are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the forward-looking statements in this Report and statements presented elsewhere by management of the Company. Factors that could cause or contribute to those differences include the following:

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

    UNPROVEN SAFETY AND EFFICACY; NO CLINICAL TRIALS. None of the Company's proposed drug and device products have completed the extensive preclinical and clinical testing for efficacy and safety in animals and humans required for regulatory approval prior to commercial use. This process may take at least several years, and the Company may encounter problems or delays. If clinical trials are successful, there can be no assurances that the Company's proposed products will demonstrate sufficient safety or efficacy to warrant approval by the Food and Drug Administration or other domestic or foreign regulatory authorities or that any approvals will cover the clinical indications for which the Company may seek approval.

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

    CONTROL BY EXISTING STOCKHOLDERS. As of March 31, 1998, the Company's officers, directors and principal stockholders beneficially owned approximately 93.8% of the outstanding common stock. The Company's principal stockholders are also parties to a Voting Agreement concerning the election of certain designees to the Board of Directors of the Company and Photogen, Inc. These stockholders will be able to elect the Company's directors and will have the ability to influence significantly the Company and the direction of its business and affairs. Such concentration of ownership may delay or prevent a change in control of the Company, and may also result in the scarcity of outstanding shares currently available for purchase on the open markets. These factors may affect the market and the market price for the common stock in ways that do not reflect the intrinsic value of the Company's stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.  The following exhibits are furnished with this Form 10-QSB:

     Exhibit    Description
     -------    -----------
       27       Financial Data Schedule of Photogen Technologies, Inc.

(b) Reports on Form 8-K.

    The following reports on Form 8-K were filed in the three month period ended March 31, 1998:

     1. Report on Form 8-K dated March 5, 1998, disclosing the Company's announcement that Dr. Eric Wachter would be presenting the preliminary results of the Company's current animal studies.

     2. Report on Form 8-K dated March 12, 1998 disclosing the Company's announcement of its completion of a private placement of 875,000 shares of its common stock for $8.00 per share to a number of accredited investors.

                                   SIGNATURES


       In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Photogen Technologies, Inc.


                             /s/ John T. Smolik
                             -----------------------------------
Date: May 14, 1998           John T. Smolik, President

                         EXHIBIT INDEX


Exhibit
  No.        Description
-------      -----------
  27         Financial Data Schedule of Photogen Technologies, Inc.