Form 10QSB
period 1998-06-30
PHOTOGEN TECHNOLOGIES INC
filed 1998-08-12
CIK 761237

==============================================================================

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1998

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

               YES:  /x/        NO:  / /

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,875,001 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE, ISSUED AND OUTSTANDING AS OF JUNE 30, 1998. NO SHARES OF PREFERRED STOCK, $.01 PAR VALUE PER SHARE, WERE ISSUED OR OUTSTANDING AS OF THAT DATE.

     Transitional Small Business Disclosure Format:

               YES: / /          NO:  /x/

==============================================================================

                                        INDEX


                                                                                 PAGE
PART I - FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED). . . . . . . . . . . . . . . . . . .1

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR
               PLAN OF OPERATION . . . . . . . . . . . . . . . . . . . . . . . . . .8

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

     ITEM 5.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . 13

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . 13

                            PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             PHOTOGEN TECHNOLOGIES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED CONDENSED BALANCE SHEETS


                                                JUNE 30,    DECEMBER 31,
                                                  1998          1997
                                              (UNAUDITED)    (AUDITED)
                                               ---------      -------
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                  $  147,105     $   82,631

  Interest receivable                            10,227         21,402

  Prepaid expenses                                  -            8,164

  Marketable securities                             -          409,238
                                             ----------     ----------
      TOTAL CURRENT ASSETS
                                                157,332        521,435
UNITED STATES TREASURY
  NOTES, TOTAL FACE VALUE
  $7,725,000 and $1,538,000                   7,820,177      1,531,413

EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS                                  372,894        194,252

PATENT COSTS                                     85,641         37,273
                                             ----------     ----------
      TOTAL ASSETS                           $8,436,044     $2,284,373
                                             ----------     ----------
                                             ----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts Payable                           $   30,315     $  118,233

  Current portion of
  obligations under capital
  leases                                         17,944         18,626
                                             ----------     ----------
      TOTAL CURRENT LIABILITIES                  48,259        136,859
                                             ----------     ----------
OBLIGATION UNDER CAPITAL
  LEASES                                         51,382         60,469
                                             ----------     ----------

                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.


SHAREHOLDERS' EQUITY

 Preferred stock; par value
  $.01 per share; 5,000,000
  shares authorized; none
  issued                                            -              -

 Common stock; par value
  $.001 per share;
  150,000,000 shares
  authorized; 36,875,000
  and 36,000,000 shares
  issued and outstanding                         36,875         36,000

 Additional paid-in capital                   9,606,651      2,607,526

 Deficit accumulated during
  the development stage
  after recapitalization                     (1,307,123)      (556,481)
                                             ----------     ----------
TOTAL SHAREHOLDERS' EQUITY                    8,336,403      2,087,045
                                             ----------     ----------
                                             $8,436,044     $2,284,373
                                             ----------     ----------
                                             ----------     ----------

                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                             PHOTOGEN TECHNOLOGIES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                               THREE          THREE           SIX            SIX          CUMULATIVE
                                               MONTHS         MONTHS         MONTHS         MONTHS         AMOUNTS
                                               ENDED          ENDED          ENDED          ENDED           FROM
                                              JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,      NOVEMBER 3,
                                                1998           1997           1998           1997           1996
                                             (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                              ---------      ---------      ---------      ---------      ---------
REVENUES

  Investment Income                         $    94,611    $    36,103    $   150,182    $    36,103    $   257,315

EXPENSES

  General and administrative                    476,391         68,226        900,824         71,737      1,564,438
                                            -----------    -----------    -----------    -----------    -----------

        NET INCOME (LOSS)                   $  (381,780)   $   (32,123)   $  (750,642)   $   (35,634)   $(1,307,123)
                                            -----------    -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------    -----------

NET INCOME (LOSS)
PER COMMON SHARE                            $      (.01)   $         0    $      (.02)           -
                                            -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                $36,531,768    $36,642,815    $36,531,768    $30,936,481
                                            -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------

                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                          CUMULATIVE
                                                            SIX MONTHS     SIX MONTHS       AMOUNTS
                                                               ENDED          ENDED          FROM
                                                              JUNE 30,       JUNE 30,     NOVEMBER 3,
                                                               1998           1997           1996
                                                            (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                                             ---------      ---------      ---------
OPERATING ACTIVITIES

  Net income (loss)                                        $  (750,642)   $   (35,634)   $(1,307,123)

  Depreciation                                                  12,699            -           30,215

  Realized gain on United
  States Treasury Notes                                            -          (18,599)       (29,737)

  Loss on securities                                             9,238            -           18,503

Changes in operating
 assets and liabilities:

  Prepaid expense                                                8,164        (16,329)           -

  Interest receivable                                           11,175        (54,249)       (10,227)

  Accounts payable                                             (87,918)           224         30,315
                                                           -----------    -----------    -----------

       NET CASH PROVIDED (USED) BY
       OPERATING ACTIVITIES                                   (797,284)      (124,587)    (1,268,054)
                                                           -----------    -----------    -----------

INVESTING ACTIVITIES

  Sale of marketable
  securities                                                   400,000            -        2,164,464

  Purchase of marketable
  securities                                                       -       (2,222,247)    (2,182,967)

  Purchase of United
  States Treasury Notes                                     (7,795,816)           -       (9,840,692)

  Sale of United States
  Treasury Notes                                             1,507,052      1,101,343      3,146,902

  Purchase of capital
  assets                                                      (191,341)        (8,981)      (320,508)

  Patent costs                                                 (48,368)        (9,564)       (85,703)
                                                           -----------    -----------    -----------

      NET CASH PROVIDED (USED) BY
      INVESTING ACTIVITIES                                  (6,128,473)    (1,139,449)    (7,118,504)
                                                           -----------    -----------    -----------

FINANCING ACTIVITIES

  Proceeds from issuance
   of common stock                                           7,000,000          6,313      7,006,313

                                                                                          CUMULATIVE
                                                            SIX MONTHS     SIX MONTHS       AMOUNTS
                                                               ENDED          ENDED          FROM
                                                              JUNE 30,       JUNE 30,     NOVEMBER 3,
                                                               1998           1997           1996
                                                            (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                                             ---------      ---------      ---------

  Proceeds from capital
   contributions by
   stockholders                                                    -        1,918,312      1,911,674

  Cost of recapitalization                                         -         (371,111)      (371,111)

  Principal payments on
   capital lease
   obligations                                                  (9,769)           -          (13,213)
                                                           -----------    -----------    -----------

      NET CASH PROVIDED (USED) BY
      FINANCING ACTIVITIES                                   6,990,231      1,553,514      8,533,663
                                                           -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                 64,474        289,478        147,105
  AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS                                       82,631            -              -
  AT BEGINNING OF PERIOD                                   -----------    -----------    -----------

      CASH AND CASH EQUIVALENTS                            $   147,105    $   289,478    $   147,105
         AT END OF PERIOD                                  -----------    -----------    -----------
                                                           -----------    -----------    -----------

                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                            PHOTOGEN TECHNOLOGIES, INC.
                           (A DEVELOPMENT STAGE COMPANY)
              CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    (UNAUDITED)


                                                                                 Additional     During The
                                            Common Stock              Members'     Paid-In      Development       Total
                                       Shares          Amount         Capital      Capital         Stage          -----
                                       ------          ------         -------      -------         -----
BALANCE AT
 JANUARY 1, 1997                            -          $   -           $5,489     $      -      $       -       $    5,489

NET LOSS AND CAPITAL
  CONTRIBUTIONS FOR
  THE PERIOD
  JANUARY 1, 1997
  TO MAY 15, 1997                           -              -            3,511            -           (3,511)           -
                                     ----------        -------         ------     ----------      ---------     ----------

BALANCE AT
  MAY 15, 1997                              -              -            9,000            -           (3,511)         5,489

ISSUANCE OF STOCK
  FOR CASH                            6,312,833          6,313            -        1,797,137            -        1,803,450

EFFECT OF
  RECAPITALIZATION
  AND MERGER                         29,687,167         29,687         (9,000)     1,181,500          1,732      1,203,919

COST ASSOCIATED
  WITH
  RECAPITALIZATION
  AND MERGER                                -              -              -         (371,111)           -         (371,111)

NET LOSS FOR THE
  PERIOD MAY 16,
  1997 TO SEPTEMBER
  30, 1997                                  -              -              -              -         (554,702)      (554,702)
                                     ----------        -------         ------     ----------      ---------     ----------

BALANCE, AT
  DECEMBER 31, 1997                  36,000,000        $36,000        $   -       $2,607,526    $  (556,481)    $2,087,045

Issuance of Stock
  for cash                              875,000            875            -        6,999,125            -        7,000,000

Net Loss for Six
  Months Ended
  June 30, 1998                              -              -              -              -        (750,642)      (750,642)
                                     ----------        -------         ------     ----------      ---------     ----------
Balance at
  June 30, 1998                       36,875,000       $36,875             -      $9,606,651    $(1,307,123)    $8,336,403
                                     ----------        -------         ------     ----------      ---------     ----------

                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                             PHOTOGEN TECHNOLOGIES, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                    June 30, 1998

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 and are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

     UNCERTAINTIES RELATING TO COMPANY. Since the Company acquired Photogen, Inc. in May 1997, the Company has been principally engaged in the research and development of drugs and medical device products and processes for use in photodynamic therapy. The Company has not completed development of any product or process at this time and has no revenues from operations.
Portions of the discussion in this Item 2 contain forward-looking statements and are subject to the Risk Factors described in Item 5 below.

     RESULTS OF OPERATIONS. The Company has not generated revenues from the sale of any proposed products or other operations, and has continued to experience losses. The Company's net loss for the six month period ended June 30, 1998, was $750,642, compared to a loss of $35,634 for the six month period ended June 30, 1997. The Company's net loss for the three month period ended June 30, 1998 was $381,780, compared to a loss of $32,123 for the three months ended June 30, 1997. The losses are attributable primarily to expenses related to pursuing patent protection for the Company's technology, conducting animal studies, expenses incurred in the Company's recent private offering and other general and administrative costs. The Company expects to continue to incur increasing losses for at least the next several years as it intensifies its research and development, clinical testing, regulatory approval activities and engages the manufacture and/or sale of any products that the Company may develop.

          The Company's revenue for the six month period ended June 30, 1998 was $150,182, compared to $36,103 of revenue for the six month period ended June 30, 1997. The Company's revenue for the three month period ended June 30, 1998 was $94,611, compared to $36,103 of revenue during the three months ended June 30, 1997. The revenue resulted primarily from investment income on the proceeds from the sale of common stock in the Company's 1997 restructuring and its 1998 private placement. The proceeds of the sales of the Company's common stock are invested primarily in United States Government obligations. Because the Company has no revenues from operations at this time, investment of such funds in that manner is necessary to enable the Company to avoid becoming subject to the Investment Company Act of 1940.

     LIQUIDITY; CAPITAL RESOURCES. On March 13, 1998, the Company completed a private placement of 875,000 shares of common stock for $8.00 a share to a number of accredited investors. The Company received $7,000,000 in gross proceeds from this offering. The Company has used, and expects over the next 18 to 24 months to use, the gross proceeds from the sale of the common stock for corporate overhead and operating expenses, animal and clinical trials, the purchase or lease of scientific and laboratory equipment and related facilities, legal and regulatory consulting fees and for other working capital purposes, assuming the Company has no revenues during that period.

     PATENT AND OPERATIONAL MATTERS. The Company is continuing to pursue patent protection for its proprietary technologies with the U. S. Patent and Trademark Office, and in various foreign jurisdictions. In November of 1997, the Company received a Notice of Allowance from the U.S. Patent and

Trademark Office allowing over 60 claims for Photogen's treatment application. Likewise, in June of 1998, the Company received a Notice of Allowance from the U.S. Patent and Trademark Office allowing over 70 claims for Photogen's imaging application. At the United States level, divisional patent applications are pending. The Company has also filed patent applications under the Patent Cooperation Treaty ("PCT") covering a number of foreign countries, as well as a patent application in India. No official actions have yet been received at the international level, nor have the national stages of the PCT applications been entered in any particular country. In addition, the Company recently filed three additional United States patent applications.

          The Company is continuing its animal studies to examine the efficacy of activating PHOTOPHRIN (R) in laboratory mice using the Company's proprietary simultaneous two photon activation technology. (PHOTOFRIN(R) is a photoactive agent produced by QLT PhotoTherapeutics, Inc.) The Company recently announced that the preliminary results of the animal studies demonstrated that the Company achieved noninvasive activation of PHOTOPHRIN(R) by using light at 730 nm. In addition, the Company was recently awarded a Phase 1 Small Business Innovation Research Project grant of $98,000 from the National Institutes of Health National Cancer Institute to evaluate the capability of the Company's proprietary simultaneous two-photon excitation technology to achieve reductions in cancerous tumor size using porphyrins and psoralen derivatives.

          The Company has withdrawn its application for listing with the NASDAQ Small Cap market. Following discussions with representatives of that exchange, the Company determined that it could not meet the listing criteria at this time. The Company's withdrawal is without prejudice to resubmit the application in the future, which management intends to do when it determines that the Company is better postured for listing. The Company is also exploring listing on one or more regional exchanges. In the meantime, the Company's common stock continues to be traded from time to time on the NASDAQ over-the-counter bulleting board market under the symbol "PHGN."

     PLAN OF OPERATION. During the next twelve months, the Company will continue with animal trials and evaluation of its proprietary photoactive agent candidates, pursuing patent protection and seeking potential collaboration candidates. During the six months ended June 30, 1998, the Company spent approximately $191,000 to acquire the laboratory instruments necessary to support animal clinical trials, and on development of its proprietary photoactive agent and targeting systems. The Company anticipates increased spending during the fourth quarter for clinical equipment and clinical work provided by third-party researchers. The Company intends to concentrate its research and development activities initially on applications in the treatment of advanced macular degeneration and lung and prostate cancers, and on imaging. The Company's efforts to develop collaborative arrangements with third parties for research and testing will concentrate on these areas as well. During the next six months the Company expects to spend approximately $615,000 to acquire laser systems and related hardware required to support new clinical activities at well known clinical research centers.

     The Company is evaluating its future needs for laboratory and office space and for scientific, managerial and support personnel. See "Risk Factors" in Item 5, below. The Company presently anticipates slowly adding additional personnel to support its current activities, while deferring any substantial growth in hiring and acquisition of space and equipment until the final results of the animal testing are known. The Company intends to structure its collaborative arrangements during its research and development phase to make use of personnel and facilities provided by the parties with whom the Company may contract.

          For these reasons, the Company believes it has enough cash resources for its currently anticipated needs during the next 18 to 24 months and will not be required to raise additional funds. However, greater capital resources would enable the Company to accelerate and intensify its research and development activities over that 18- to 24-month period. In any event, complete development and commercialization of the Company's technology will require substantial additional funds. Accordingly, the Company is continuously evaluating capital formation activities and opportunities, either as part of its collaborative arrangements with third parties or through offerings of equity or debt unrelated to collaborations. See "Risk Factors" in Item 5, below.

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

     SUBSTANTIAL COMPETITION. Many of the Company's competitors have substantially greater financial, technical and human resources than the Company and, alone or with collaborative partnerships, have substantially greater experience in developing products, conducting preclinical or clinical testing, obtaining regulatory approvals and manufacturing and marketing. The Company's competitors include firms in the field of photodymanic therapy as well as firms in other fields generally relating to the diagnosis and treatment of disease but which use different technologies or scientific and medical approaches. Some of these firms have drugs or devices that are in advanced stages of clinical trials and regulatory approvals. Examples of such technologies are novel anti-tumor drugs, focused ultra-sound and focused microwave procedures.

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

     CONTROL BY EXISTING STOCKHOLDERS. As of June 30, 1998, the Company's officers, directors and principal stockholders beneficially owned approximately 86.13% of the outstanding common stock. Certain of the Company's principal stockholders are also parties to a Voting Agreement concerning the election of certain designees to the Board of Directors of the Company and Photogen, Inc. These stockholders will be able to elect the Company's directors and will have the ability to influence significantly the Company and the direction of its business and affairs. Such concentration of ownership may delay or prevent a change in control of the Company, and may also result in the scarcity of outstanding shares currently available for purchase on the open markets. These factors may affect the market and the market price for the common stock in ways that do not necessarily reflect the intrinsic value of the Company's stock (see "Possible Volatility of Stock Price," below).

          POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock, like that of the securities of other biotechnology companies, has fluctuated significantly recently and is likely to fluctuate in the future. The market for securities of biotechnology companies has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. In addition, announcements by the Company or others regarding scientific discoveries, technological innovations, commercial products, patents or proprietary rights, the progress of clinical trials or government regulation, public concern as to the safety of devices or drugs, the issuance of securities analysts' reports and general market conditions may all have a significant effect on the market price of the Company's Common Stock. Fluctuations in financial performance from period to period, and the availability of stock on the market compared to demand (see "Control by Existing Stockholders"), may also have a significant impact on the market price of the Common Stock.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  The following exhibits are furnished with this Form 10-QSB:


         Exhibit    Description
         -------    -----------
          27        Financial Data Schedule of Photogen Technologies, Inc.

(b)  Reports on Form 8-K.

     The following reports on Form 8-K were filed in the three month period ended June 30, 1998:

     1. Report on Form 8-K dated June 17, 1998 disclosing that, at the 1998 Annual Meeting of Stockholders, the stockholders approved an amendment to paragraph (b) of Article Fifth of the Company's Restated Articles of Incorporation to increase the size of the Board from five to six, elected six directors and approved the Photogen Technologies, Inc. 1998 Long Term Incentive Compensation Plan.

                                      SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Photogen Technologies, Inc.


                              /s/ John T. Smolik
                              -------------------------------------------
Date:   August 10, 1998           John T. Smolik, President

                                    EXHIBIT INDEX


     Exhibit
     No.       Description
     -------   -----------
     27        Financial Data Schedule of Photogen Technologies, Inc.