Form 10QSB
period 1998-09-30
PHOTOGEN TECHNOLOGIES INC
filed 1998-11-13
CIK 761237

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1998

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

               YES:  /x/        NO:  / /

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,875,001 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE, ISSUED AND OUTSTANDING AS OF SEPTEMBER 30, 1998. NO SHARES OF PREFERRED STOCK, $.01 PAR VALUE PER SHARE, WERE ISSUED OR OUTSTANDING AS OF THAT DATE.

     Transitional Small Business Disclosure Format:

               YES: / /          NO:  /x/

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                        INDEX


                                                                           PAGE

PART I  -  FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)  . . . . . . . . . . . . .   1

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION OR PLAN OF OPERATION  . . . . . . . . .   8

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . 11

          ITEM 5.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . 11

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . 14

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                      September 30, 1998     December 31,
                                                           (Unaudited)           1997
                                                      ------------------     -------------
CURRENT ASSETS
         Cash and cash equivalents                     $    443,578           $     82,631
         Interest receivable                                    -0-                 21,402
         prepaid expenses                                   100,125                  8,164
         Marketable securities                                    -                409,238
                                                       ------------           ------------
                  TOTAL CURRENT ASSETS                      543,703                521,435

UNITED STATES TREASURY NOTES, TOTAL
         FACE VALUE $6,550,000 and $1,538,000             6,759,978              1,531,413

EQUIPMENT AND LEASEHOLD IMPROVEMENTS                        427,651                194,252

PATENTS COSTS                                               123,621                 37,273
                                                       ------------           ------------
                  TOTAL ASSETS                         $  7,854,953           $  2,284,373
                                                       ------------           ------------
                                                       ------------           ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts Payable                              $     32,647           $    118,233
         Current portion of obligations under
               capital leases                                19,861                 18,626
                                                       ------------           ------------
                  TOTAL CURRENT LIABILITIES            $     52,508           $    136,859
                                                       ------------           ------------
OBLIGATION UNDER CAPITAL LEASES                              43,357                 60,469
                                                       ------------           ------------
                                                       ------------           ------------

SHAREHOLDERS' EQUITY
         Preferred stock; par value
         $.01 per share; 5,000,000
         shares authorized; none issued                           -                      -

         Common stock; par value $.001
         per share; 150,000,000 shares
         authorized; 36,875,001 and
         36,000,000 shares issued and
         outstanding                                         36,875                 36,000

         Additional paid-in capital                       9,606,651              2,607,526

         Deficit accumulated during
         development stage after
         recapitalization                                (1,884,438)              (556,481)
                                                       ------------           ------------
                  TOTAL SHAREHOLDERS' EQUITY              7,759,088              2,087,045
                                                       ------------           ------------
                                                       $  7,854,953           $  2,284,373
                                                       ------------           ------------
                                                       ------------           ------------

                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       Three Months      Three Months        Nine Months       Nine Months      Cumulative
                                       Ended             Ended September     Ended             Ended            Amounts
                                       September 30,     30, 1997            September 30,     September        From
                                       1998                                  1998              30, 1997         November 3,
                                                                                                                1996
REVENUES
      Investment Income                $    126,297      $     48,292        $    276,479      $     84,395     $    383,612

EXPENSES
      General and administrative            703,612           237,938           1,604,436           309,675        2,268,050
                                       ------------     -------------       -------------      ------------    -------------

                  NET INCOME (LOSS)    $   (577,315)     $   (189,646)       $ (1,327,957)     $   (225,280)    $ (1,884,438)
                                       ------------     -------------       -------------      ------------    -------------
                                       ------------     -------------       -------------      ------------    -------------
NET INCOME (LOSS)
      PER COMMON SHARE                 $       (.02)     $          -        $       (.04)     $       (.01)
                                       ------------     -------------       -------------      ------------
                                       ------------     -------------       -------------      ------------
WEIGHTED AVERAGE
      NUMBER OF COMMON
      SHARES OUTSTANDING                 36,875,001        36,000,000          36,875,001        32,878,269
                                       ------------     -------------       -------------      ------------
                                       ------------     -------------       -------------      ------------

                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                                       Cumulative
                                                       Nine Months Ended    Nine Months Ended         Amounts From
                                                       September 30, 1998   September 30, 1997      November 3, 1996
OPERATING ACTIVITIES
      Net income (loss)                                 $(1,327,957)             (225,280)          $(1,884,438)
      Depreciation                                           57,369                 2,605                74,883
      Realized gain on United States
        Treasury Notes                                           --               (18,599)              (29,737)
      Loss on Securities                                      9,238                 1,048                18,503
Changes in operating assets and liabilities:
      Prepaid expense                                       (91,961)              (11,329)             (100,125)
      Interest receivable                                    21,402               (47,697)                    -
      Accounts payable                                      (85,586)               29,944                32,649
                                                        -----------         -------------          ------------
      NET CASH PROVIDED (USED) BY
      OPERATING ACTIVITIES                              $(1,417,495)             (269,308)           (1,888,265)
                                                        -----------         -------------          ------------
                                                        -----------         -------------          ------------

INVESTING ACTIVITIES

      Sale of marketable securities                         400,000             1,204,464             2,164,464
      Purchase of marketable securities                          --            (2,222,247)           (2,182,967)
      Purchase of United States Treasury Notes           (7,795,816)           (1,406,212)           (9,840,692)
      Sale of United States Treasury Notes                2,567,249             1,300,780             4,207,099
      Purchase of capital assets                           (290,766)              (72,046)             (419,933)
      Patent cost                                           (86,348)              (14,400)             (123,683)
                                                        -----------         -------------          ------------
                  NET CASH PROVIDED (USED)
                  BY INVESTING ACTIVITIES                (5,205,681)           (1,209,661)           (6,195,712)
                                                        -----------         -------------          ------------
                                                        -----------         -------------          ------------
FINANCING ACTIVITIES
      Proceeds from issuance of common stock              7,000,000                 6,313             7,006,313
      Proceeds from capital contributions by
         stockholders                                             -             1,918,312             1,911,674
      Cost of recapitalization                                    -              (371,111)             (371,111)
      Principal payments on capital lease
         obligations                                        (15,877)                    -               (19,321)
                                                        -----------         -------------          ------------
      NET CASH PROVIDED (USED) BY
      FINANCING ACTIVITIES                                6,984,123             1,553,514             8,527,555
                                                        -----------         -------------          ------------
                                                        -----------         -------------          ------------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                     360,947                74,545               443,578

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                       82,631                     -                     -
                                                        -----------         -------------          ------------
                  CASH AND CASH
                  EQUIVALENTS
                  AT END OF PERIOD                          443,578                74,545               443,578
                                                        -----------         -------------          ------------
                                                        -----------         -------------          ------------

                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                            Common Stock                         Additional       During The
                                                                   Members         Paid-In        Development
                                    Shares            Amount       Capital         Capital           Stage          Total
                                    ------            ------       -------         -------           -----          -----
BALANCE AT
    JANUARY 1, 1997             $        -         $        -     $   5,489     $         -       $        -      $     5,489

NET LOSS AND CAPITAL
   CONTRIBUTIONS FOR THE
   PERIOD JANUARY 1, 1997
   TO MAY 15, 1997                        -                 -         3,511               -        (3,511)                  -
                                -----------       -----------     ---------     -----------      -----------      -----------
BALANCE AT MAY 15, 1997         $         -       $         -     $   9,000     $         -       ($3,511)        $     5,489


ISSUANCE OF STOCK FOR
   CASH                         $ 6,312,833       $     6,313             -     $ 1,797,137                -        1,803,450

EFFECT OF
   RECAPITALIZATION
   AND MERGER                    29,687,167            29,687        (9,000)      1,181,500            1,732        1,203,919

COST ASSOCIATED WITH
   RECAPITALIZATION
   AND MERGER                             -                 -             -        (371,111)               -         (371,111)

NET LOSS FOR THE
   PERIOD MAY 16, 1997
   TO DECEMBER 31, 1997                   -                 -             -               -      ($  554,702)        (554,702)
                                -----------       -----------     ---------     -----------      -----------      -----------
BALANCE AT
   DECEMBER 31, 1997             36,000,000            36,000             -     $ 2,607,526         (556,481)       2,087,045


ISSUANCE OF STOCK
   FOR CASH                         875,001               875             -       6,999,125                -        7,000,000


NET LOSS FOR NINE
   MONTHS ENDED
   SEPTEMBER 30, 1998                     -                 -             -               -       (1,327,957)      (1,327,957)
                                -----------       -----------     ---------     -----------      -----------      -----------

BALANCE AT
   SEPTEMBER 30, 1998            36,875,001       $    36,875             -     $ 9,606,651      ($1,884,438)     $ 7,759,088
                                -----------       -----------     ---------     -----------      -----------      -----------
                                -----------       -----------     ---------     -----------      -----------      -----------

                           PHOTOGEN TECHNOLOGIES, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1998

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 and are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

     UNCERTAINTIES RELATING TO COMPANY. Since acquiring Photogen, Inc. in May 1997, Photogen Technologies, Inc. (which, together with its wholly-owned subsidiary Photogen, Inc., are collectively referred to as the "Company") has been principally engaged in the research and development of drugs and medical device products and processes for use in photodynamic therapy and imaging technology. The Company has not completed development of any product or process at this time and has no revenues from operations. Portions of the discussion in this Item 2 contain forward-looking statements and are subject to the Risk Factors described in Item 5 below.

     RESULTS OF OPERATIONS. The Company has not generated revenues from the sale of any proposed products or other operations, and has continued to experience losses. The Company's net loss for the nine month period ended September 30, 1998, was $1,327,957, compared to a loss of $225,280 for the nine month period ended September 30, 1997. The Company's net loss for the three month period ended September 30, 1998 was $577,315, compared to a loss of $189,646 for the three months ended September 30, 1997. The losses are attributable primarily to expenses related to pursuing patent protection for the Company's technology, conducting animal studies and other general and administrative costs.

     The Company expects to continue to incur increasing losses for at least the next several years as it intensifies its research and development, clinical testing, regulatory approval activities and engages in the manufacture and/or sale of any products that the Company may develop. In particular, the Company is presently a party to four research contracts with various third parties that will require an expenditure of a total of $509,000 over the remaining terms of those contracts (see "Plan of Operation," below).

     The Company's revenue for the nine month period ended September 30, 1998 was $276,479, compared to $84,325 of revenue for the nine month period ended September 30, 1997. The Company's revenue for the three month period ended September 30, 1998 was $126,297, compared to $48,292 of revenue during the three months ended September 30, 1997. The revenue resulted primarily from investment income on the proceeds from the sale of common stock in the Company's 1997 restructuring and its 1998 private placement. The proceeds of the sales of the Company's common stock are invested primarily in United States Government obligations. Because the Company has no revenues from operations at this time, investment of such funds in that manner is necessary to enable the Company to avoid becoming subject to the Investment Company Act of 1940.

     LIQUIDITY; CAPITAL RESOURCES. The Company has used, and expects over the next 12 to 18 months to use, the gross proceeds from the March 13, 1998 private placement and from the sale of stock in the Company's 1997 restructuring for corporate overhead and operating expenses, animal trials, the purchase or lease of scientific and laboratory equipment and related facilities, legal and regulatory consulting fees and for other working capital purposes, assuming the Company has no revenues during that period.

     PATENT AND OPERATIONAL MATTERS. The Company is continuing to pursue patent protection for its proprietary technologies with the U. S. Patent and Trademark Office, and in various foreign jurisdictions. In November of 1998, U.S. Patent Number 5,829,444 issued to the Company containing 68 claims for Photogen's treatment application. In June of 1998, the Company received a Notice of Allowance from the U.S. Patent and Trademark Office allowing over 70 claims for Photogen's imaging application. At the United States level, divisional patent applications are pending. In addition, the Company recently filed three additional United States patent applications. The Company has also filed patent applications under the Patent Cooperation Treaty ("PCT") covering a number of foreign countries, as well as a patent application in India. A preliminary report has been received at the international level, indicating the novelty, inventive step and industrial applicability of the claims of each PCT application. The national stages of the PCT applications have been entered into in Australia and Canada, with other countries to follow.

     The Company is continuing its animal studies to examine the efficacy of photodynamic therapy utilizing its proprietary simultaneous two-photon excitation technology in a variety of applications. The Company has research contracts with the University of Tennessee School of Veterinary Medicine and the Thomson Cancer Survival Center; and the Company recently announced that it signed two research agreements with teaching affiliates of Harvard Medical
School: the first agreement is with Massachusetts General Hospital's Center for Imaging and Pharmaceutical Research ("CIPR") for the study of possible treatment of lung and prostate cancer; the other is with the Massachusetts Eye and Ear Infirmary ("MEEI") for the study of possible treatments for age-related macular degeneration. Copies of the CIPR and MEEI Research Agreements are attached hereto as Exhibits 10.1 and 10.2.

     The Company, primarily in its own laboratories, has been working on research pursuant to a Phase 1 Small Business Innovation Research ("SBIR") Project grant of $99,927 from the National Institutes of Health National Cancer Institute. During the course of the SBIR project, the Company demonstrated successful multiphoton activation of an FDA approved photoactive drug in a living organism. That study also indicated that the Company's simultaneous two-photon laser beam could be directed at a target area in a mouse liver with little or no collateral damage to other tissues outside the target area. In contrast, conventional single-photon excitation produced damage on the laser beam line of flight and in some cases severely damaged non-targeted organs.

     The Company is also conducting research assessing the use of ultrafast light to activate melanin and its precursors to kill melanoma cells. Preliminary results of that research were announced in September, 1998. Tumors produced in mice were treated by scanning the affected area with light from an ultrafast pulsed laser. Tumors ranging in size from 6 to 10 mm in diameter and up to 3 mm deep, when treated with ultrafast pulsed laser light, produced a visible "blanching" effect, resulting from the interaction between melanin and the light. After treatment, tumor volume was reduced by 100 percent with little or no scarring. Tumors treated with conventional, continuous wave, laser light produced only a minimal response. Results of a single treatment showed that mice with tumors 6 to 10 mm in diameter and 3 mm deep showed no evidence of tumor recurrence after three weeks. Tumors 5 to 7 mm deep have shown some recurrence three weeks after treatment. However, Photogen's multiphoton process is very precisely confined to the confocal (concentrated region of light) area of the laser beam, which reaches a depth of approximately 3-5 mm. Therefore, the deeper parts of very large tumors under testing conditions described above were not exposed to the confocal region and not actually treated. Recurrent tumors were eliminated upon subsequent treatment. The Company will continue to evaluate the effects of multiple treatments for recurrent tumors as well as methods to insure that all areas of large tumors can be treated.

          In September, 1998 the Company announced the formation of its Scientific Advisory Council. The Council was organized to provide scientific advice and counsel to the Board of Directors and Company management team. It is charged with providing guidance and recommendations to help the Company pursue commercially important applications, benefit from the latest developments in chemistry, biochemistry, laser design and photochemistry, avoid investing Company resources in unprofitable areas, benefit fully from the Company's proprietary technologies, become properly staffed and equipped, and advance its interests by facilitating the development of licenses and collaborative agreements. In addition to the Company's President, Dr. Daniel Tosteson (former dean of the Harvard Medical School and an accomplished contributor to the fields of molecular biology and medical education) currently serves on the Council.

     PLAN OF OPERATION. During the next twelve months, the Company will continue with animal studies and evaluation of its proprietary photoactive agent candidates, pursuing patent protection and seeking potential research and development and collaboration candidates. During the nine months ended September 30, 1998, the Company spent approximately $290,766 to acquire the laboratory instruments necessary to support animal clinical trials, and on development of its proprietary photoactive agent and targeting systems. During the third quarter of 1998, the Company purchased $92,750 of equipment associated with continuing development of photodynamic therapy procedures, (specifically melanoma, barretts esophagus and psoriasis) and equipment for the collection and assessment of imaging procedures technology. The Company anticipates increased spending during the fourth quarter for clinical equipment and clinical work provided by third-party researchers. During the next twelve months the Company expects to spend approximately $750,000 to $1,000,000 to acquire laser systems and related hardware required to support
new clinical activities at well known clinical research centers.   The four
research contracts to which the Company is currently a party, in the aggregate, will require the Company to spend $850,000 during the next twelve months for the projects presently contemplated under those agreements. Additional projects may be undertaken with those institutions with compensation to be agreed upon at that time.

     The Company is evaluating its future needs for laboratory and office space and for scientific, managerial and support personnel. See "Risk Factors" in Item 5, below. The Company presently anticipates slowly adding additional personnel to support its current activities, while deferring any substantial growth in hiring and acquisition of space and equipment until the final results of the animal testing are known. The Company has hired two full-time employees and one part-time employee during the last six months to provide personnel for administrative functions and laboratory assistance.
The Company is also planning to engage a consultant for FDA and related regulatory matters. The Company intends to structure its research and development and collaborative arrangements to make the fullest possible use of personnel and facilities provided by the parties with whom the Company may contract.

     For these reasons, the Company believes it has enough cash resources for its current commitments during the next 12 to 18 months and will not be required to raise additional funds. However, as the Company progresses toward human clinical trials, its use of capital will increase and will continue to do so at an accelerating pace. Greater capital resources would enable the Company to quicken and expand its research and development activities over that 12- to 18-month period; and failure to raise additional capital will (absent a suitable collaborative agreement providing for a third party to take over these functions) significantly impair the Company's ability to conduct further research and development activities beyond those currently contracted for as well as its ability to seek regulatory approval for any possible product resulting from that research. In any event, complete development and commercialization of the Company's technology will require substantial additional funds. Accordingly, the Company is continuously evaluating capital formation activities and opportunities, either as part of its collaborative arrangements with third parties or through offerings of equity or debt unrelated to collaborations. See "Risk Factors" in Item 5, below.

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

     CONTROL BY EXISTING STOCKHOLDERS. As of September 30, 1998, the Company's officers, directors and principal stockholders beneficially owned approximately 86.40% of the outstanding common stock. Certain of the Company's principal stockholders are also parties to a Voting Agreement concerning the election of certain designees to the Board of Directors of the Company and Photogen, Inc. These stockholders will be able to elect the Company's directors and will have the ability to influence significantly the Company and the direction of its business and affairs. Such concentration of ownership may delay or prevent a change in control of the Company, and may also result in the scarcity of outstanding shares currently available for purchase on the open markets. These factors may affect the market and the market price for the common stock in ways that do not necessarily reflect the intrinsic value of the Company's stock (see "Possible Volatility of Stock Price," below).

     POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock, like that of the securities of other companies generally in the biotechnology and similar scientific fields, has fluctuated significantly recently and is likely to fluctuate in the future. The market for securities of such companies has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. In addition, announcements by the Company or others regarding scientific discoveries, technological innovations, commercial products, patents or proprietary rights, the progress of clinical trials or government regulation, public concern as to the safety of devices or drugs, the issuance of securities analysts' reports and general market conditions may all have a significant effect on the market price of the Company's Common Stock. Fluctuations in financial performance from period to period, and the availability of stock on the market compared to demand (see "Control by Existing Stockholders"), may also have a significant impact on the market price of the Common Stock.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  The following exhibits are furnished with this Form 10-QSB:


     EXHIBIT        DESCRIPTION
     -------        -----------

     10.1 Research Agreement dated as of October 1, 1998 by and between Photogen, Inc. and Massachusetts General Hospital (relating to the Center for Imaging and Pharmaceutical Research).

     10.2 Research Agreement dated as of October 1, 1998 by and between Photogen, Inc. and The Massachusetts Eye and Ear Infirmary (relating to age-related macular degeneration research).

     27        Financial Data Schedule of  Photogen Technologies, Inc.

(b)  Reports on Form 8-K.

     The following reports on Form 8-K were filed in the three month period ended September 30, 1998:

     1. Report on Form 8-K dated July 14, 1998, announcing U.S. Patent and Trademark Office notice of allowance regarding imaging patent application.

     2. Report on Form 8-K dated September 3, 1998 disclosing the Company's announcement of preliminary results of research regarding melanoma treatment.

     3. Report on Form 8-K dated September 24, 1998 disclosing the Company's announcement that Daniel Tosteson, M.D., the retired dean of Harvard Medical School, joined the Photogen Scientific Advisory Council.

                                      SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Photogen Technologies, Inc.


                                         /s/ John T. Smolik
                                         ------------------------------
Date:   November 13, 1998                John T. Smolik, President

                                    EXHIBIT INDEX


EXHIBIT
NO.       DESCRIPTION
-------   -----------

10.1 Research Agreement dated as of October 1, 1998 by and between Photogen, Inc. and Massachusetts General Hospital (relating to the Center for Imaging and Pharmaceutical Research).

10.2 Research Agreement dated as of October 1, 1998 by and between Photogen, Inc. and The Massachusetts Eye and Ear Infirmary (relating to age-related macular degeneration research).

27        Financial Data Schedule of  Photogen Technologies, Inc.