Form 10KSB
period 1998-12-31
PHOTOGEN TECHNOLOGIES INC
filed 1999-03-30
CIK 761237

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1998

              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From ____________ to _____________

                           Commission File No. 0-23553

                           PHOTOGEN TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in its Charter)

                                     NEVADA
                         (State or other jurisdiction of
                         incorporation or organization)

                                   36-4010347
                                (I.R.S. Employer
                               Identification No.)

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

                                                 Yes    X             No
                                                      ----               ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                               ----

Issuer's revenues for its most recent fiscal year:  $392,599.

The approximate aggregate market value of voting stock held by non-affiliates computed as of March 12, 1999, based upon the last sale price of the Common Stock reported on the Nasdaq National Over the Counter Market was approximately $64,139,511.25. For purposes of this calculation only, the registrant has assumed that its directors and executive officers, and any person who has filed a Schedule 13D, are affiliates.

The number of shares outstanding of each of the Issuer's classes of common equity, as of March 12, 1999: 36,875,020

Documents Incorporated By Reference:    Portions of the registrant's definitive
                                        proxy statement for its 1999 annual
                                        meeting of stockholders are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (check one):     Yes     No   X
                                                                   --      --

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

         COMPANY HISTORY

         Photogen Technologies, Inc., through its wholly-owned subsidiary Photogen, Inc. (collectively, the "Company" or "Photogen"), is a development stage company focused on creating new health care products based on its proprietary simultaneous two photon excitation and other light-based technologies (in the field generally known as "photodynamic therapy"). The Company has discovered new methods for using light to activate photoactive agents within tissue sufficient to produce a range of beneficial therapeutic and diagnostic outcomes. The interaction of light and photoactive agents is often called "photochemistry." This may be accomplished at the tissue's surface or within deep tissue either non-invasively or by minimally invasive means. These technologies involve methods, materials and devices that may be used to produce light and photoactive agents that will destroy diseased cells, remove tissue or identify and diagnose disease. The Company and its business are subject to certain Risk Factors summarized below.

         The Company is the successor by merger to Bemax Corporation ("Bemax"). Bemax was a California corporation organized in 1984 to develop and market computer printer products. Bemax completed a public offering in April 1985 of 1,000,000 Units (consisting of one share of common stock and one warrant to acquire an additional share of common stock) at a price of $1.00 per Unit. None of the warrants were exercised and all have since expired. Bemax remained in the development stage and, due to lack of capital, it ceased operations in November 1988. From 1988 through May 1997, the Company (and its predecessors) remained inactive while seeking and evaluating possible acquisition candidates.

         In 1994, Theodore Tannebaum, Robert J. Weinstein, M.D. and another investor acquired control of Bemax. In March 1995, Bemax merged into its wholly-owned Nevada subsidiary named M T Financial Group, Inc. ("M T Financial") which was organized in 1994. M T Financial was the surviving corporation and Bemax thereby changed its state of incorporation from California to Nevada. As part of that merger, each two shares of Bemax common stock were converted into one share of M T Financial common stock.

         In May 1997, Photogen, Inc. merged with a subsidiary of M T Financial and became M T Financial's wholly-owned subsidiary. In connection with M T Financial's acquisition of Photogen, the following occurred (in addition to certain other material events discussed in the Company's filings with the Securities and Exchange Commission):

         -     M T Financial changed its name to "Photogen Technologies, Inc."

         - In exchange for their interest in Photogen, Inc., the Company issued shares to the five Photogen principals, resulting in their ownership at that time of 67% of the Company's outstanding common stock; Mr. Tannebaum, Dr. Weinstein and two other investors retained beneficial ownership of 30% of the outstanding common stock; and the public (approximately 450 stockholders at that time) retained 3% of the then outstanding common stock.

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

         Since May 1997, the Company has obtained laboratory space, commenced animal research studies, raised $7 million in a private placement and engaged in the other activities described below. The Company currently has ten employees who work primarily on matters for Photogen, Inc., one of whom works on a part-time basis.

         COMPANY TECHNOLOGY

         The Company's primary business focus is in the field of photodynamic therapy. The "photodynamic process" involves the interaction of electromagnetic energy at a specific wavelength with chemicals or compounds that are sensitive to that energy (a photoactive agent). The result of that interaction is either therapeutic (destruction of diseased cells, bacteria, viruses or other pathogens) or diagnostic (identification of diseased cells). Current photodynamic therapies are based on the use of visible and infrared light, which are forms of electromagnetic energy. These various forms of electromagnetic energy are differentiated by their wavelength (measured in nanometers ("nm")). For example, x-rays (another form of electromagnetic energy) are very short wavelength light waves. Photogen's technologies provide capability for photodynamic therapy in a broad sector of the electromagnetic spectrum.

         Photodynamic therapy is of great interest because it offers the potential for non-invasive or minimally invasive treatment of diseases like cancer while avoiding chemotherapy, traditional radiation therapy, surgery and the discomfort and hazards associated with these treatments. The Company believes that photodynamic treatments, may be administered multiple times without creating a resistant or more virulent form of the disease, may be easily administered and cost less than conventional treatments.

         In the early 1900's, scientists began to explore the phenomenon that when ingested, certain compounds produced tissue irritation following exposure to sunlight. These early observations resulted in two important medical applications of light and photoactive agents: laser surgery and photodynamic treatment of disease. Subsequently, light delivered by a laser has been used in "bloodless" surgery and other applications ranging from removing tattoos to removing wrinkles. The first application of photodynamic therapy was the use of the photoactive agent Psoralen and ultraviolet light to treat severe cases of psoriasis (a chronic skin disease). PHOTOFRIN(R) is a recently approved photoactive agent used with red light to treat esophageal cancer and non-small cell lung cancer. Psoralen and PHOTOFRIN(R), both of which were developed and are owned by others, are the only therapeutic photoactive agents currently approved by the United States Food and Drug Administration (the "FDA").

         Each photoactive agent has unique chemical and biological characteristics, and requires light or other electromagnetic energy of a specific wavelength to produce a therapeutic effect. The activated agent has a short life and impacts only those cells containing the agent that are exposed to the required light energy. Photoactive agents are generally inactive in the absence of light. However, exposure to light at a specific wavelength transforms the photoactive agent so that the agent binds with DNA, making it impossible for the cell to survive; or the activated agent reacts with oxygen in the cell to produce a short-lived, highly toxic compound called singlet oxygen that destroys all cellular components it contacts.

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

         Photoactive agents used by the Company's competitors are activated when the agent absorbs a single unit of light energy (a photon) at the required wavelength. This process of activation is called "single photon absorption." Lasers or high-intensity lamps are commonly used to provide light with the necessary energy. Single photon absorption activates photoactive agents present in any tissue or cell along the entire path of the light beam. Since the beam -- and therefore the site of activation -- cannot be limited to diseased cells or tissues, healthy tissue that contains the photoactive agent and that is in the path of the laser light beam will also be damaged (referred to as collateral cell damage).

         The ability to effectively treat diseased cells within tissue is further limited by the natural tendency of tissue components to absorb and scatter light. Tissue components such as water, blood, proteins and melanin all absorb and scatter light energy at different wavelengths. In essence, scatter occurs when light (photons) bounces off various tissue components. Both absorption and scatter reduce energy in the light beam available to activate photoactive agents. This reduction can be so significant that it limits the effective treatment depth to a few millimeters or less, based on the wavelength of light used. This limitation is especially important in the treatment of large tumors where the light may not be able to penetrate the entire tumor mass or where diseased cells are located centimeters deep within the body. For these reasons, the Company believes its competitors' applications have been limited to surface treatments or to treatments in which the diseased tissue is reached through endoscopes, catheters or other invasive means.

         Photodynamic processes that use longer wavelength light hold the promise of both deeper penetration without requiring invasive treatment and of improving minimally invasive treatments that rely on catheters, endoscopes and similar tools to deliver light because scatter and unwanted absorption are reduced. An effective photodynamic therapy should combine a sufficient amount of light energy to activate (or "excite") the photoactive agent at wavelengths that can reach the targeted cells deeper within the body, causing minimal collateral tissue damage and avoiding the risks and other side effects associated with short wavelength ultraviolet light.

         The Company has discovered methods for using light energy to activate photoactive agents that address many of the limitations of current photodynamic therapy processes based on single photon absorption. The Company's technologies use a special beam of light to activate photoactive agents, offering improvements in the areas of photodynamic therapy and photodiagnostics. The Company's proprietary technologies are described below. Each of the Company's technologies are in the experimental or preclinical development stage; and the description of these technologies contains "forward-looking statements" that are subject to the Risk Factors described below. The Company has obtained or filed for patent protection on these technologies with the United States Patent and Trademark Office (see "Patents and Status," below for a description of patents awarded and patent applications pending):

                  -         Simultaneous two photon excitation
                  -         Multiphoton excitation
                  -         Non-invasive diagnostics
                  -         Ultra-short pulsed delivery of light energy
                  -         Cellular targeting
                  -         Photoactive agents
                  -         Radiosensitizers and x-ray contrast agents

         1. SIMULTANEOUS TWO PHOTON EXCITATION. One of the Company's proprietary activation technologies is based on "simultaneous two photon excitation." The Company's technology uses light at a lower energy level and at a longer wavelength to activate photoactive agents. The Company believes simultaneous two photon excitation will permit non-invasive treatment at depths greater than those achieved by the current single photon absorption processes used by its competitors. Using light energy at longer wavelengths should minimize tissue interference caused by absorption and scatter and should increase the effective treatment depth.

         Photogen's simultaneous two photon excitation technology uses an ultra-short pulsed laser to deliver long wavelength light energy to molecules of a photoactive agent designed to cause the desired therapeutic or diagnostic effect. However, unlike conventional photodynamic methods that use a single short wavelength photon carrying 100% of the energy necessary to excite the molecule, Photogen's invention uses two photons -- each of which contains only a portion of the light energy of the single photon used in traditional photodynamic therapy. Together, however, Photogen's two photons contain 100% of the light energy necessary to activate the photoactive agent and enable the desired photochemistry to occur.

         Simultaneous two photon excitation provides the potential to control or limit the site of agent activation. Single photon absorption is a linear process, activating photoactive agents all along the light beam path. Photogen's combination of two lower energy photons, together with the use of optics to focus the beam, enables three dimensional control over the activation site and reduces the potential for collateral cell damage. The ability to specifically treat the target tissue should improve the overall safety and efficacy of photodynamic therapy. Delivering the light energy in the form of very short pulses also improves the efficacy of photodynamic therapy. Specially programmed lasers deliver high levels of energy with an extremely short pulse width to perform the desired photochemistry while minimizing the risk of tissue damage (burning, excessive heating, etc.).

         Using two longer wavelength photons also means that the Company can select from a much larger group of potential photoactive agents. Compounds that are activated with a single photon at 500 nm make poor photoactive agents because tissue absorption and scatter are extremely high at this wavelength. Because the Company's simultaneous two photon excitation technology uses longer wavelength light energy, Photogen believes that new highly active photoactive drugs will be developed (by the Company or by third parties) that can be effectively activated. Photogen's commercial opportunities should therefore not be limited to agents it develops, which provides an opportunity for the Company to collaborate with other drug developers.

         2. MULTIPHOTON ACTIVATION. The Company's research into two photon excitation processes has lead the Company to experiment with using more than two photons to achieve a specific photochemical result. The result may be to kill diseased cells, or it may be the removal of tissue located in the light beam's focus. The Company is pursuing multiphoton activation in its experiments regarding melanoma treatment, hair removal, and other ablative applications.

         3. NON-INVASIVE DIAGNOSTICS. Simultaneous two photon excitation, ultra-short pulsed lasers and cellular targeting, when combined with signal processing technology described in one of the Company's patents, may enable the development of safe, sensitive, non-invasive diagnostic procedures. Such a laser-based procedure could improve early detection of diseases like breast cancer.

         To date, x-rays have been the most popular tool for discovering many forms of cancer and other diseases. The danger and limitations of repeated exposure to x-rays are well known; unfortunately, no other imaging technique has so far been able to replace x-rays. A safe and improved alternative to x-rays for soft tissue diagnosis is important because it can provide early detection of disease. In the case of breast cancer, x-ray mammography, MRI and other techniques can only detect suspicious masses at sizes greater than 0.5 cm, and cannot distinguish between a benign calcification or a malignant tumor.

         There are a number of alternative techniques being developed, but none the Company is aware of offers the potential sensitivity of a laser-based diagnostic system. A laser system, coupled with targeted flourescent diagnostic agents (see "Cellular Targeting," below), has the potential to identify suspicious masses and provide a diagnosis at the same time. Photogen's process will require the use of a cell-specific, fluorescent diagnostic agent. In this process, the "targeted" agent would be administered to the patient and should travel to and concentrate in the diseased tissue. Laser light would be used to activate the diagnostic agent, causing it to fluoresce and produce a detectable signal used to locate and diagnose the diseased tissue. If the diagnostic agent is specific for a certain type of cancer, for example, and a mass is found, the diagnostician may conclude that the mass must be cancerous because the diagnostic agent would attach only to cancerous tissue. Therefore, detection and diagnosis would be possible in one procedure. Problems faced by developers of competing laser diagnostic systems result from detecting light emitted by tissue and converting the detected signals into two or three dimensional images. While there are many software processes that convert signals to images (a process called tomography) the Company believes these laser processes have so far been unable to produce images that meet the requirements for sensitivity and early detection. The Company is not aware of any laser mammography devices currently approved by the FDA.

         The Company's two photon diagnostic technology has been used in laboratory experiments to generate and detect a signal through 5 mm of chicken breast tissue. Much additional work will be required to fully evaluate this procedure.

         4. ULTRA-SHORT PULSED DELIVERY OF LIGHT ENERGY. The method by which the light energy is packaged and delivered contributes to the safety and efficacy of simultaneous two photon or multiphoton excitation. Delivering light energy in very short bursts facilitates completion of the desired photochemistry. However, the pulse duration is not long enough to begin an undesirable destructive reaction. The Company uses ultra-short pulsed, high peak power laser light to activate photoactive agents. Laser systems that produce this type of light are available from third parties and meet commercial size and utility requirements. While these systems are more expensive than conventional laser systems, technological advances and increasing use of these lasers in materials processing may result in price decreases. Currently, the Company does not expect to manufacture laser equipment but instead plans to collaborate with laser manufacturers who would design and produce the laser. The Company does not have any formal collaborative agreement with a laser manufacturer for those purposes at this time.

         Photogen's invention uses an ultra-short pulsed high peak power laser to generate vast numbers of photons concentrated in the beam's focus. This capability is most significant when used in laser surgery. Despite the current success of lasers for surgery, the Company believes there is a need for devices that offer reduced damage to adjacent tissue, better spatial control and improved treatment margins. The Company believes that the use of ultra-short pulsed, high peak power lasers may provide valuable enhancements to current procedures. For example, such light can be used to activate water in cells to quickly destroy cells. This capability is especially useful in surgery and in the removal of surface cells. The expected advantage of this approach is that there may be much less damage to adjacent tissue, less post-procedure swelling and faster healing.

         5. CELLULAR TARGETING. The Company has demonstrated, IN VITRO, the ability to add a targeting molecule to a photoactive agent, use the targeting molecule to deliver the photoactive agent to a specific cellular target, and then activate the photoactive agent to destroy the cell. Increasing the specificity of the photoactive agent or delivering the agent directly to the target tissue are ways to enhance overall treatment specificity. Company scientists are continuing to pursue development of targeted photoactive agents that will allow cell-specific delivery, diagnosis and treatment.

         6. PHOTOACTIVE AGENTS. Company scientists are exploring development of new photoactive agents that are preferentially absorbed in diseased cells and may be activated with the Company's simultaneous two photon and multiphoton activation technology. The Company has identified one agent for this purpose and has confirmed its performance in animal models for surface treatments. The Company is investigating other agents for deeper tissue treatment.

         7. RADIOSENSITIZERS AND X-RAY CONTRAST AGENTS. A radiosensitizer is a chemical agent that works with x-rays to enhance the cellular destruction achieved by traditional x-ray treatment. Company scientists, working with third party researchers, have been experimenting with photoactive agents that can interact with x-rays (which are very short wavelength light). Photogen's observations may lead to the discovery that certain photoactive agents may improve the x-rays's ability to destroy diseased cells. This development may help surgeons clearly identify tumor margins prior to or during surgery and improve existing x-ray treatment by reducing the x-ray dosage required to destroy tumor cells.

         RESEARCH PROJECTS

         The Company is currently involved in or recently concluded a variety of research projects in its own laboratories and through collaborative arrangements with third parties. To facilitate research and product development, the Company intends to use the following model:

              - The Company plans to conduct research, either in its own laboratories or through collaborative arrangements with third parties to confirm the technical feasibility of a particular technology.

              - Once technical feasibility is demonstrated, the Company begins the process of identifying a potential commercial application.

              - After a potential commercial application is identified, the Company plans to seek third party clinical researchers to demonstrate commercial feasibility of the technology in animal models and generate the data required to design and begin human trials.

              - When researchers have demonstrated commercial feasibility, the Company plans to apply for FDA approval to commence human trials to market a product.

              - After the Company has obtained FDA approval for a product, the Company intends to enter into collaborative arrangements with third parties to manufacture, market and sell the product.

         The Company believes its strategy of using outside researchers experienced in the targeted research area and in photodynamic therapy offers the fastest pathway to human clinical trials and ultimately to product approval. The Company intends to continue to pursue this strategy where appropriate in order to enhance in-house research programs, facilitate clinical testing and gain access to additional technology. Strategic collaborations are not, however, without risk. See "Risk Factors -- Reliance on Third Parties and Collaborative Relationships," below.

         Currently, the Company's collaborative agreements have been dedicated to performing preclinical studies on animals. The results obtained from these studies to date are discussed below. The Company's technologies must undergo significant additional testing and regulatory approval before the Company can commercialize any of these technologies. See "Risk Factors," below.

         1. MACULAR DEGENERATION OF THE EYE. In October 1998, the Company executed a research agreement with Massachusetts Eye and Ear Infirmary ("MEEI"), a teaching affiliate of Harvard Medical School. Joan W. Miller,
M.D. is the Principal Investigator. This agreement has a term ending in June 1999 and covers preclinical research that will evaluate the technology for treatments of age-related macular degeneration ("AMD") of the eye (additional research may be undertaken under the agreement by consent of the parties). According to the American Academy of Ophthalmology and the International Association of Online Ophthalmologists, AMD affects up to 13 million
Americans by progressively damaging the center portion of the retina. AMD is a leading cause of reduced eyesight in the senior population, rarely seen before age 55. Patients lose the ability to look straight ahead and distinguish fine detail or read small print, and must eventually rely on peripheral vision. Eighty percent of the AMD cases are the "dry" form, which cannot be treated and causes gradual vision loss. The remaining cases are the more severe "wet" form, in which abnormal blood vessels grow under the retina. It is the "wet" form that the Company's research with MEEI aims to address. MEEI has the right to patent any new inventions arising out of the agreement, and the Company has the right to obtain an exclusive license concerning any such invention.

         2. OCULAR MELANOMA. In December 1998, the Company executed a second research agreement with MEEI. This agreement covers preclinical research to evaluate the Company's technology for the treatment of ocular melanoma. Lucy
H. Young, Ph.D., M.D., is the Principal Investigator. While ocular melanoma is a relatively rare disease (about 2,000 cases per year in the United States), it is the most prominent primary cancer of the eye in adults and there are few treatments for this condition. This research agreement will evaluate the Company's technology as a basis for an alternative treatment that the Company believes could offer advantages over current radiotherapy or surgical treatment options. The Company intends to use the data gained through this evaluation to determine whether its technology is effective in the destruction of ocular melanoma. This agreement, currently set for a term ending in August 1999, also provides that research extensions may be undertaken by MEEI by agreement with the Company. MEEI has the right to patent any new inventions arising out of this agreement, and the Company has the right to obtain an exclusive license concerning any invention.

         3. PROSTATE AND LUNG CANCER. In October 1998, the Company executed an agreement with Massachusetts General Hospital for work to be carried out at its Center for Imaging and Pharmaceutical Research ("CIPR") which will initially involve preclinical research on the treatment of prostate and lung cancer using the Company's simultaneous two-photon excitation technology. Gerald L. Wolf, Ph.D., M.D., is the Principal Investigator. The research under the first protocol is expected to be completed in 1999. This agreement has a term ending in September 2003 and contemplates that additional projects may be performed as agreed by the parties.

         Prostate cancer is a malignancy that develops in the prostate gland, a gland that is important for the proper function of the male reproductive tract. Cancer of the prostate is the most common cancer among American men affecting about one in five men during the course of a lifetime. Although incidence increases with age, this cancer can occur in younger men as well. This form of cancer very often occurs even without symptoms. This research project will look at treatments for prostate cancer using simultaneous two-photon excitation technology.

         This research agreement will also look at possible treatments for lung cancer using simultaneous two-photon excitation technology. Most types of lung cancer can be categorized into small cell and non-small cell. In general, the small cell type is usually spread by the time of diagnosis and is treated by chemotherapy and/or radiation therapy. The non-small cell type may not have spread at the time of diagnosis and surgical resection of this type may be possible. Lung cancer can spread to almost any area of the body, with common sites being the brain, bones, bone marrow and liver. The incidence is one out of every 1,000 people, with a peak incidence occurring when a person is between 55 and 65 years old. Massachusetts General Hospital has the right to patent any new inventions arising out of the research agreement and the Company has the right to obtain an exclusive license concerning any such invention.

         4. MELANOMA STUDY. The Company in its laboratory performed research assessing the use of ultra-short pulsed light to directly activate melanin and its precursors to kill melanoma cells. Preliminary results of that research were announced in September 1998. Tumors produced in mice were treated by scanning the affected area with light from an ultra-short pulsed laser. Tumors ranging in size from 6 to 10 mm in diameter and up to 3 mm deep, when treated with ultra-short pulsed laser light using simultaneous two photon excitation, produced a visible "blanching" effect, resulting from the interaction between melanin and the light. After treatment, tumor volume was reduced by 100 percent with little or no scarring. Tumors treated with conventional, continuous wave, laser light produced only a minimal response. Results of a single treatment with the Company's simultaneous two photon excitation technology showed that mice with tumors 6 to 10 mm in diameter and 3 mm deep presented no evidence of tumor recurrence after three weeks. Tumors 5 to 7 mm deep showed some recurrence three weeks after treatment. However, the photodynamic process achieved with the Company's technology was confined to the confocal (concentrated region of light) area of the laser beam, which reached a depth of approximately 3-5 mm and recurrence was therefore not surprising.

         5. TREATMENT SYSTEMS. The Company has been working with a laser manufacturer to design ultra-short pulsed laser systems for photodynamic treatment of melanoma and age-related macular degeneration. Two prototype systems have been assembled that include a beam scanning and focusing device. In addition, the Company has developed laser control software. Company scientists are working on a third prototype system to be used for surface treatments such as hair removal.

         6. NATIONAL INSTITUTES OF HEALTH STUDY. The Company has been working on research pursuant to a Phase 1 Small Business Innovation Research ("SBIR") Project grant of $99,927 from the National Institutes of Health National Cancer Institute. The Company announced these results in March 1998. During the course of the SBIR project, the Company demonstrated successful multiphoton activation of an FDA approved photoactive drug in a living organism. That study also indicated that the Company's simultaneous two-photon laser beam could be directed at a target area in a mouse liver with little or no collateral damage to other tissues outside the target area. In contrast, conventional single-photon excitation produced damage on the laser beam line of flight and in some cases severely damaged non-targeted organs. This research was performed primarily in the Company's laboratory, with some additional assistance through a research contract with the University of Tennessee School of Veterinary Medicine. The Company is planning to seek additional grants from the National Institutes of Health to conduct additional studies regarding the efficacy of its technologies.

         7. BARRETTS ESOPHAGUS. Barretts esophagus is a precancerous condition of the esophagus created by excessive acid reflux. The esophagus is the thin-walled tube that conveys food to the stomach. Because of its thin walls and multiple tissue structures, successful photodynamic therapy must avoid penetrating the esophagus and damaging deeper tissue layers. Problems with conventional photodynamic therapy have been "burn through" (light that perforates the esophageal wall), and deep tissue damage creating post treatment strictures. The Company in its laboratory demonstrated selective targeting of a drug topically applied in murine esophageal tissue. The potential benefits of this approach in humans may be reduced treatment cost and improved safety and efficacy. The Company plans to begin preclinical trials in canines for treatment of Barretts esophagus.

         8. RADIOSENSITIZER STUDY. The Company has demonstrated that a new class of photodynamic therapy agents may potentially be successful radiosensitizers. A drug injected directly into a tumor grown on the side of a laboratory mouse was retained in the tumor for many days with small amounts of leakage and produced enough x-ray contrast to clearly identify the tumor images on a conventional CT scan. The Company believes these early results indicate that the drug may be sufficient for use in imaging tumor margins and as a radiosensitizer. Ideally, use of this agent should enable significant reduction in the x-ray dosage required to kill the target tissue. Availability of such an agent would allow redefinition of radiation therapy. The safety risks of radiation would be significantly reduced with reduced dosage, and efficacy may be improved through the use of the radiosensitizer. These developments could expand the use of radiation therapy and, when used as a contrast agent that more clearly identifies tumor margins, could allow surgeons to improve surgical removal of tumors.

         9. HAIR REMOVAL STUDY. The Company in its laboratory is investigating the use of ultra-short pulsed laser light to remove hair. The Company believes the mechanism is the same as that for treating melanoma: the melanin in the hair follicle and melanocytes become the photoactive agent and destroys the hair follicle when activated. The Company is utilizing a mouse model to show technical feasibility and may work toward commencing further preclinical and human clinical trials.

         10. DIAGNOSTIC EXPERIMENTS. In its laboratory, the Company is experimenting with the diagnostic capabilities of simultaneous two-photon excitation. The Company conducted initial experiments on a chicken breast (used to simulate tissue). The Company has demonstrated its capability to retrieve signals through 5 mm of chicken breast using the common dye fluorescein. The Company will continue these experiments through 1999 with the goal of assessing the technical and commercial viability of this approach.

         PATENTS AND STATUS

         The Company is continuing to pursue patent protection for its proprietary technologies with the U. S. Patent and Trademark Office, and in various foreign jurisdictions. The Company plans to prosecute, assert and defend its patent rights whenever appropriate. However, securing patent protection does not necessarily assure the Company of competitive success. See "Risk Factors -- Uncertainties Regarding Patent Matters," below. The Company is currently the owner of two patents issued by the U.S. Patent and Trademark Office which are set to expire in 2016.

         In November 1998, the U.S. Patent and Trademark Office issued Patent Number 5,829,448 to the Company containing 68 claims directed to the Company's innovations for methods for the treatment of plant or animal tissue with simultaneous two-photon excitation of at least one photoactive molecular agent or using two-photon excitation within a confocal region. Other methods claimed in the patent include the treatment of cancer in plant or animal tissue. Not all of the claimed methods recite simultaneous two-photon excitation, however, and some are for deep tissue photoactivation. Also in November 1998, the Patent and Trademark Office issued Patent Number 5,832,931 to the Company containing 79 claims. This patent is directed to the Company's methods for improved selectivity in photoactivation and detecting molecular diagnostic agents and the imaging of plant or animal tissue containing photoactive molecular agents. The method includes treating the tissue with light sufficient to promote simultaneous two-photon activation of the photoactive agent. This process causes the photoactive agent to emit energy that can be detected as a signal or alternatively, used to image deep tissue. The patent also includes a method for imaging of a particular volume of material containing photoactive molecular agents.

         At the United States level, three divisional patent applications are pending that address claims related to the two existing patents described above. The Company has also filed United States patent applications that are directed to inventions in the field of radio-contrast agents and related methods; methods for treating tissue using a radiosensitizer; multiphoton activation technology; additional photodynamic treatment methods for surface treatment of disease; and melanoma destruction.

         The Company has also filed patent applications, corresponding to the two patents issued in the United States, under the Patent Cooperation Treaty ("PCT") covering a number of foreign countries. A preliminary examination report has been received at the international level, indicating the novelty, inventive step and industrial applicability of the claims of each PCT application. The European (EPO) regional phases of the PCT applications have been entered into in Australia, Canada, China, Israel, Korea, New Zealand, and Singapore, with applications in other countries expected to follow.

         Like other entities whose research is sponsored in any manner by the United States Government, the Company's two patents are subject to two Confirmatory Licenses in favor of the United States Government as required by applicable federal regulations. The genesis of the Company's simultaneous two-photon excitation technology took place at the Oak Ridge National Laboratory under the auspices of the United States Department of Energy. These regulations required the Company to agree to convey to the Government, upon the Government's request, rights in the technology if the Company decides not to continue prosecution of the patent applications or if the Company does not wish to retain title to the inventions covered in the patents. The Government also retains certain "march-in rights" which permit the Department of Energy to use the technology under certain circumstances, including if that action is necessary because the Company has not taken or is not expected to take effective steps to achieve practical application of the inventions; it is necessary to alleviate health or safety needs not being met by the Company; or to meet the requirements for public use specified in certain federal regulations and those requirements are not being met by the Company. The Company intends to prosecute patent applications and in other respects develop the inventions so the Government will not exercise its rights under these Confirmatory Licenses.

         BUSINESS STRATEGY

         The Company's overall objective is to leverage its knowledge in photochemistry, biochemistry and chemistry and its proprietary technologies through contractual collaborations with third parties and to thereby produce products and generate revenues.

         To achieve this goal, the Company plans to utilize the following strategy:

         1. Address product development by demonstrating basic technical feasibility in mouse models internally, and then conduct formal preclinical studies with third party clinicians who are experienced in photodynamic therapy and the applicable indication. The Company will use the expertise of the third party clinicians to collect data necessary to begin human trials.

         2. Utilize contractual collaborative arrangements with third parties to access the skills and resources required to design, test, obtain regulatory approval, manufacture, sell and support photoactive agents, treatment, diagnostic and surgical laser devices that incorporate simultaneous two photon excitation and the Company's other technologies. These third parties will be selected on the basis of their capability to provide the industrial design required to produce photoactive agents and/or lasers and integrate the various components into a functional treatment device that complies with FDA regulations.

         3. Focus initial product development on applications that do not require a photoactive agent (such as hair removal, melanoma) and laser devices and activation systems that can be used to activate existing photoactive agents. (See Table II below.) The Company expects to follow development of these activation systems with future development of proprietary photoactive agents, targeting agents and deep tissue applications.

         4. Consider opportunities in fields related to photoactivation, including high-energy photons (x-rays) and visible and infrared photons, for technological licensing if those opportunities could lead to faster development of products and FDA approval.

         5. Market new products through selective collaborative relationships with third parties already operating in targeted markets.

         The Company does not expect to generate revenues from operations in the near future. The Company's first revenues, if any, are expected to derive from licensing fees and royalties from collaborative relationships. Thereafter, if and when the Company develops a saleable product, the Company expects to generate revenues from product sales. The Company's ability to successfully develop and manufacture any product is subject to numerous contingencies and uncertainties, including certain Risk Factors described below.

         Currently, the Company has not developed any products that are available to manufacture and sell to the public or a pricing structure for any potential products. The Company has identified five product development opportunities which range in regulatory complexity from a 510(k) premarket notification process to a more complex new drug application (NDA) approval from the FDA (see "Government Regulations," below). The Company believes its technologies have potential applications in the following three market areas shown on Table I:


                                     TABLE I
                       POTENTIAL APPLICATIONS AND PRODUCTS

-----------------------------------------------------------------------------------------
         APPLICATION                                  POTENTIAL PRODUCTS
-----------------------------------------------------------------------------------------
Photodynamic treatment of diseases             Photoactive agents
                                               Light delivery systems
                                               Disease-specific targeting agents
                                               Delivery of treatment services to patients
-----------------------------------------------------------------------------------------
Diagnostic imaging                             Laser based imaging systems
                                               Imaging agents
                                               Disease-specific targeting agents
                                               Delivery of treatment services to patients
-----------------------------------------------------------------------------------------
Surgical laser devices                         Treatment tools
                                               Delivery of treatment services to patients
-----------------------------------------------------------------------------------------

         With the initiation of preclinical studies for certain medical conditions, the Company's focus will shift from proving the general feasibility of the technology underlying these potential products to developing actual products and procedures that will allow the Company to proceed to human trials. The Company is currently planning to concentrate its clinical testing and product development efforts towards devices and drugs that treat the medical conditions shown on Table II. The Company presently hopes to commence necessary human trials for some of these indications in late 1999 or in 2000.

                                    TABLE II
                    CURRENT PRODUCTS PLANNED FOR DEVELOPMENT


----------------------------------------------------------------------------------------------------
    MEDICAL CONDITION                    PRODUCT                               STATUS
----------------------------------------------------------------------------------------------------
Ocular Melanoma                    Laser device                         In preclinical studies
----------------------------------------------------------------------------------------------------
Skin diseases                      Laser device and drug                In preclinical studies
----------------------------------------------------------------------------------------------------
Macular degeneration               Laser device and drug                In preclinical studies
----------------------------------------------------------------------------------------------------
Psoriasis                          Drug and light source                Preclinical studies expected
                                                                        to begin late 1999
----------------------------------------------------------------------------------------------------
Barretts esophagus                 Laser device and drug                Preclinical studies expected
                                                                        to begin late 1999
----------------------------------------------------------------------------------------------------
Hair removal                       Laser device                         Determining technical
                                                                        feasibility
----------------------------------------------------------------------------------------------------
Radio sensitizer                   Drug                                 Determining technical
                                                                        feasibility
----------------------------------------------------------------------------------------------------
Deep tissue cancer                 Radiation sensitizer                 Determining technical
                                                                        feasibility
----------------------------------------------------------------------------------------------------

         The Company's objectives, business strategy and product development efforts are subject to change based on numerous factors, including the results of preclinical and clinical testing, the availability of suitable collaborative relationships, the nature of competition, regulatory requirements and the availability of capital. The Company's business strategy contains "forward-looking statements" and its ability to implement its strategy and achieve and sustain any revenues is subject to certain Risk Factors, described below.

         SCIENTIFIC ADVISORY COUNCIL

         In September 1998, the Company announced the formation of its Scientific Advisory Council. The Council was organized to provide scientific advice and counsel to the Board of Directors and Company management team. It is charged with providing guidance and recommendations to help the Company pursue commercially important applications, benefit from the latest developments in chemistry, biochemistry, laser design and photochemistry, avoid investing Company resources in unprofitable areas, benefit fully from the Company's proprietary technologies, become properly staffed and equipped, and advance its interests by facilitating the development of licenses and collaborative agreements.

         In addition to the Company's President, the following persons serve on the Council:

        -    Daniel Tosteson, Ph.D., M.D.   -   Former Dean of the Faculty of Medicine of Harvard
                                                Medical School and an accomplished contributor in

                                                the fields of molecular biology and medical
                                                education

        -   Harry Morrison, Ph.D.           -   Dean of Purdue School of Science and specialist in
                                                the fields of photochemistry and photobiology


         Each member of the Council (other than the Company's President) has entered into a consulting agreement with the Company providing for the confidentiality of the Company's proprietary information, and also entered into an award agreement providing for the grant of non-qualified stock options (vesting over five years) under the Company's 1998 Long Term Incentive Compensation Plan.

         GOVERNMENT REGULATIONS

         All of the products the Company presently contemplates developing will require approval of the United States Food and Drug Administration ("FDA") for sales and use within the United States and of comparable foreign agencies for sales outside the United States. The FDA and comparable regulatory agencies impose substantial requirements on the manufacturing and marketing of pharmaceutical products and medical devices. These agencies and other entities regulate, among other things, research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of the Company's proposed products. Because the Company has not yet completed preclinical testing of any products, the Company has not submitted any information to the FDA regarding any of its proposed products. See "Risk Factors -- Extensive Government Regulations; Unproven Drug and Device Safety and Efficacy; No Clinical Trials," below.

         The process required by the FDA before the Company's products may be marketed in the U.S. generally involves the following:

         -        preclinical laboratory and animal tests;
         - submission of an application which must become effective before clinical trials may begin;
         - adequate and well-controlled human clinical trials to establish the safety and efficacy of the product in its intended indication; and
         -        FDA approval of the application.

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

         Historically, obtaining FDA approval for photodynamic therapies has been a significant challenge. Not only must the photoactive agent be approved as a drug, but the laser activation system must also be approved as a medical device. The FDA has dealt with this "combination product" by delegating authority for overall approval to the drug side of the agency. Accordingly, when a photodynamic therapy agent is approved as a drug, it is approved for a specific indication under its specific labeling. The Company is aware of only one laser that has been approved to deliver the treatment, and currently PHOTOFRIN(R) (which was developed and is owned by another company) has been approved for use in treating esophageal cancer and non-small cell lung cancer. Drug manufacturers have reported progress with the new photodynamic agents known as SnET2 and ALA (aminolevuline acid). Both drugs are in Phase II/III clinical trials and are being developed by others.

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

         The Company has been working with outside FDA consultants to assist it in developing product specific approval strategies, preparing the required submittals, guiding the Company through the regulatory process, and providing input to the design and site selection of human clinical studies. Photogen prefers to select products for developing and addressing indications for which there are no other available treatments, that involve only a laser device, or that utilize a photoactive drug already approved for other IN VIVO applications. The Company believes this approach will allow the FDA to make the best use of its existing experience with medical lasers, while allowing the Company to introduce the FDA reviewers to the benefits of its photodynamic therapy applications. The goal of this strategy is to obtain early approval for a few lead products, and accelerate approvals of other products which will require more time to review.

         The testing and approval process requires substantial time, effort, and financial resources, and the Company may not obtain FDA approval on a timely basis, if at all. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. The FDA or the research institution sponsoring the trials may suspend clinical trials or may not permit trials to advance from one phase to another at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Once issued, a product approval may be withdrawn if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. If regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which a product may be marketed. In addition, the FDA may require testing and surveillance programs to monitor the effectiveness of approved products that have been commercialized, and the agency has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Further, later discovery of previously unknown problems with a product may result in restrictions on the product, including its withdrawal from the market. Marketing the Company's products abroad will require similar regulatory approvals and is subject to similar risks.

         The Company, in the ordinary course of business, must also comply with a variety of other federal and state governmental regulations. These regulations impose, among other things, standards of conduct, recordkeeping, labeling and reporting. Specific regulations affecting the Company's current and proposed operations are environmental discharge requirements, good laboratory practices governing use of biological substances, good manufacturing practices regarding the manufacture of drugs and other products, animal care and use regulations, laws and regulations relating to labor, the use of lasers and general business practices. The Company does not presently anticipate the cost of compliance in these areas, other than obtaining FDA approval, to present a major obstacle to the Company achieving its goals.

         Another form of regulation that will impact the Company's business are the recent developments in health care reimbursement and delivery practices as a means to better control health care costs. See "Risk Factors -- Uncertainties Regarding Reimbursement and Health Care Reform," below. The Company believes that changes in health care reimbursement practices by health insurers and third party payors may lead to an increased interest in alternative medical procedures and methods such as photodynamic therapy and laser based procedures which may generally be less complicated and costly than traditional surgery and radiation. For these reasons, the Company believes that it may be possible for photodynamic therapy to become an attractive alternative procedure for health insurers and third party payors.

         COMPETITION

         The industry in which the Company operates is intensely competitive, and there is rapid change with respect to technology for the diagnosis and treatment of diseases. Existing or future pharmaceutical and laser companies, government entities and universities may create developments that accomplish similar functions to the Company's technologies in ways that are less expensive, receive faster regulatory approval, or receive greater market acceptance than the Company's products. See "Risk Factors -- Company Faces Substantial Competition," below.

         The Company's competitors generally have greater capital resources and access to capital; greater internal resources for activities in research and development, clinical testing and trials, production and distribution; existing collaborative relationships with third parties; and have made greater progress in the preclinical and clinical testing of their products.
In addition, the Company's competitors may be disinclined to form collaborative relationships with the Company directly, or to permit their collaborative partners to work with the Company. See "Risk Factors --
Reliance on Third Parties and Collaborative Relationships," below.

         The Company is aware of one competitor, QLT PhotoTherapeutics, that has already received FDA approval for use of its proprietary photoactive agent, PHOTOFRIN(R), in treatment of esophageal cancer and non-small cell lung cancer. Other competitors, namely Miravant, Inc. and Dusa Pharmaceuticals, have advanced their proprietary photoactive agents to Phase II/III clinical trials. Laser manufacturers are also making progress in using laser technologies to treat certain indications. For example, Indigo Medical, Inc., a subsidiary of Johnson & Johnson, uses a laser to treat prostate cancer. In addition, there have been many dramatic developments in treatments for cancer and other diseases that do not involve photodynamic therapy. These treatments include new chemotherapy agents, vaccines, hyperthermic treatments, and ultrasound. All of these alternatives potentially compete with products the Company may offer because they provide alternative methods and treatments for certain indications.

         The Company believes that its unique technologies may offset to an extent the disadvantages from its competitive position. The Company's technology, based on the two photon or multiphoton excitation model, may change the traditional emphasis in photodynamic therapy from the drug to the light delivery source. The Company believes this may enable it to add value to existing and future products of drug manufacturers. In addition, the unique properties of the Company's laser activation process may give it a competitive advantage over other light delivery methods that require invasive procedures.

         RISK FACTORS

         The Company cannot assure shareholders that it will successfully achieve its goals or the commercial development of its technology in the foreseeable future. This Form 10-KSB and other filings, announcements and documents of the Company and oral statements of Company representatives contain "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), which involve risks, uncertainties and other factors that may cause the Company's actual results or performance to differ materially from any results or performance expressed or implied by such forward-looking statements.

         Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or similar expressions, or which, like those under "Risk Factors," involve hypothetical events. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company, economic and market factors and the industries in which the Company does business, among other things. These statements are not guaranties of future performance and the Company has no specific intention to update these statements.

         Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, the following risk factors:

         DEVELOPMENT STAGE COMPANY; COMPANY DOES NOT HAVE ANY PRODUCTS. The Company and its technology are in an early stage of development. The Company does not have any products for sale and has not generated any revenues from sales. The Company does not expect to generate any revenues for at least several years. The products the Company currently contemplates developing will require significant additional research and development, preclinical and clinical testing and regulatory approval prior to commercialization. The Company's ability to successfully develop marketable products is dependent upon many factors, including obtaining required regulatory approvals, manufacturing products at an acceptable cost and with appropriate quality, and successfully marketing any approved products. The likelihood of the Company achieving profitable operations must be considered in light of these and other risks, expenses, complications, problems and delays inherent in establishing a new business and developing and marketing new and innovative technologies and products, particularly medical device and pharmaceutical products. Additionally, as a result of changing economic considerations, market, clinical or regulatory conditions, or clinical trial results, the Company may shift its focus or determine not to pursue further one or more of the projects it is currently pursuing.

         COMPANY HAS A HISTORY OF LOSSES; CANNOT ASSURE FUTURE PROFITS OR PAYMENT OF DIVIDENDS. The Company incurred losses of $554,702 in 1997 and $1,973,913 in 1998, and the Company expects to incur substantial and increasing losses for at least the next several years as its financial resources are used for research and development, preclinical and clinical testing and regulatory activities, manufacturing, marketing and related expenses. The time frame necessary to perform these tasks for any individual product is long and uncertain and cannot be predicted at this time. The Company may not be able to achieve or maintain profitability in the future. The Company has not declared or paid any cash dividends to stockholders, and the Company does not expect to do so in the foreseeable future.

         EXTENSIVE GOVERNMENT REGULATIONS; UNPROVEN DRUG AND DEVICE SAFETY
AND EFFICACY; NO CLINICAL TRIALS. The Company's proposed products are subject to extensive regulation by the FDA. The FDA, pursuant to the Food, Drug and Cosmetic Act and related regulations, regulates the clinical testing, manufacture, labeling, marketing distribution and sale of medical devices.
None of the Company's proposed drug and device products have completed the FDA's extensive 510(k) premarket notification or premarket approval process which includes preclinical and clinical testing for efficacy and safety in animals and humans. Compliance with this process is required for regulatory approval of proposed products prior to commercial use and noncompliance may result in fines, injunctions, civil penalties, criminal prosecution, total or partial suspension of production, product recall or seizure, or failure of the FDA to grant premarket clearance or approval for such products. This process may take at least several years, and the Company may encounter problems or delays. If clinical trials are successful, the Company's proposed products may not demonstrate sufficient safety or efficacy to warrant approval by the FDA or other domestic or foreign regulatory authorities and any approvals may not cover the clinical symptoms or circumstances relating to the proposed medical procedure or product (clinical indications) for which the Company seeks approval.

         RELIANCE ON THIRD PARTIES AND COLLABORATIVE RELATIONSHIPS. The Company does not have, and does not intend to develop, manufacturing or clinical testing facilities for its proposed products. The Company intends to enter into collaborative relationships with third parties in connection with the research and development, preclinical and clinical testing, manufacturing, marketing and distribution of its proposed products. The Company will also be dependent on third parties for the supply of laser products and for supplies of photodynamic drugs. The Company may be unable to negotiate acceptable collaborative and supply arrangements, and any collaborative arrangements may not present the Company with marketable products at competitive prices. Collaborative relationships may limit or restrict the Company or may not give the Company an adequate supply of necessary resources. Further, the Company's collaborative partners might develop or pursue alternative technologies either on their own or with others, including the Company's competitors, as a means of developing or marketing products for the diseases targeted by the collaborative programs and the Company's proposed products. Failure of a collaborative partner to perform under its agreement or its failure to meet regulatory standards could delay or prematurely terminate clinical testing.

         RELIANCE ON EMPLOYEES AND CONSULTANTS. The Company is also highly dependent upon five employees and several consultants for scientific and management expertise. These individuals have entered into employment or consulting agreements, confidentiality and/or non-competition agreements with the Company. In the event an employee or consultant materially breaches or terminates any of these agreements, it could have a material adverse effect on the Company's research, results of operations and financial condition.

         SUBSTANTIAL ADDITIONAL FINANCING REQUIRED. The Company has not had any positive cash flows from operations since it began operations and will expend substantial funds in connection with its research and product development programs. The Company will require substantial additional funding (the amount of which cannot be accurately estimated at this time; however, the amount could be at least $50 million) to continue or undertake its research and development activities, clinical testing and to commence coordination of manufacturing, marketing, sales, distribution and administrative activities. Depending on market conditions, the Company will attempt to raise additional capital through stock and debt offerings, collaborative relationships and other available sources. Additional funds may not be available on acceptable terms (if at all) and existing stockholders may be diluted as a result of those offerings. See "Management's Discussion and Analysis of Financial Condition or Plan of Operation," below.

         COMPANY FACES SUBSTANTIAL COMPETITION. Many of the Company's competitors have substantially greater financial, technical and human resources than the Company and, alone or through collaborative arrangements, have substantially greater experience in developing products, conducting preclinical or clinical testing, obtaining regulatory approvals, manufacturing and marketing. The Company's competitors include firms in the field of photodynamic therapy as well as firms in other fields generally relating to the diagnosis and treatment of disease but which use different technologies or scientific and medical approaches. Some of these firms have drugs or devices that are in advanced stages of clinical trials and regulatory approvals. Examples of such technologies are novel drugs, hyperthermic and ultrasound procedures. The Company's competitors could develop technologies and obtain patent protection that could render the Company's technologies or products obsolete or less competitive. Due to the inherent risk of failure associated with the testing, development and production of new and innovative technologies, the Company's technologies and products may be found to be ineffective, have unanticipated limitations or otherwise be unsuccessful in the marketplace. See "Competition" above.

         UNCERTAINTIES REGARDING REIMBURSEMENT AND HEALTH CARE REFORM. Third party payors (including health insurers, managed care entities and similar organizations) are increasingly challenging the price of medical procedures and services and establishing guidelines which may limit physicians' selections of products and procedures. It is uncertain as to what extent third party payors will provide reimbursement for health care procedures and services (especially those using innovative technologies) and adequate reimbursement coverage may not be available to enable the Company to achieve market acceptance of its proposed products or to maintain price levels sufficient to achieve or maintain any profits on its proposed products. Failure by third party payors to provide reimbursement for procedures using the Company's proposed products could have a material adverse affect on the Company's business, results of operations and financial condition. The Company cannot predict the proposed legislation or regulations, if any, relating to third party coverage or reimbursement or the effect of that legislation or regulations on the Company's business, operations or financial condition. See "Government Regulations," above.

         UNCERTAINTIES REGARDING PATENT MATTERS. The Company's success will depend, in part, on its ability to obtain, assert and defend its patents, protect trade secrets and operate without infringing the proprietary rights of others. There is a risk that Company's patent applications will not result in issued patents. There are also risks that any issued patents will not provide the Company with proprietary protection or competitive advantages, will be designed around by others, will be challenged by others and held to be invalid or unenforceable or that the patents of others will have a material adverse effect on the Company. The Company can only conduct limited searches of patent applications to determine whether the Company's technologies infringe on any patent or patent application because United

States patent applications are maintained in secrecy until a patent is issued. Accordingly, existing or future patents or patent applications of the Company's competitors may conflict with the Company's patents or patent applications, which could have a material adverse affect on the Company's research and development activities or competitive position. Litigation over patents and other intellectual property rights occurs frequently in the biotechnology and related health care device and drug industry in which the Company operates. Litigation and other proceedings regarding patent and other intellectual property matters can be expensive and time consuming, regardless of whether the Company prevails. Intellectual property disputes are often settled through licensing arrangements and the costs associated with those arrangements can be high and may involve the payment of ongoing royalties. If any of the Company's patents are challenged or the Company challenges a patent or patent application, the Company cannot guarantee that it would prevail, that licenses necessary to settle a patent or other intellectual property dispute would be available, or that the Company could redesign its technologies to avoid any claimed infringement. As a result, an adverse outcome in a patent or intellectual property dispute could have a material adverse effect on the Company's research, results of operations and financial condition. The Company also seeks to protect its proprietary technology and processes in part by confidentiality agreements; however, these agreements may be breached and the Company may not have adequate remedies for any breach. The Company's trade secrets may in other ways become known or be independently discovered by competitors. See "Patents and Status," above.

         CONTROL BY EXISTING STOCKHOLDERS. As of December 31, 1998, the Company's officers, directors and principal stockholders who beneficially own 5% or more of the Company's Common Stock controlled approximately 85% of the outstanding common stock. Several of the Company's principal stockholders are also parties to a Voting Agreement concerning the election of certain designees to the Board of Directors of the Company and Photogen, Inc. These stockholders will be able to elect the Company's directors and will have the ability to significantly influence the Company and the direction of its business and affairs. This concentration of ownership may delay or prevent a change in control of the Company, and may also result in the scarcity of outstanding shares currently available for purchase on the open markets. These factors may affect the market and the market price for the common stock in ways that do not reflect the intrinsic value of the Company's stock. See "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 1999 annual meeting of stockholders, "Possible Volatility of Stock Price," and "Management's Discussion and Analysis of Financial Condition or Plan of Operation," below.

         POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock, like that of the securities of other companies generally in the biotechnology and similar scientific fields, has fluctuated significantly recently and is likely to fluctuate in the future. The market for securities of such companies has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. In addition, announcements by the Company or others regarding scientific discoveries, technological innovations, commercial products, patents or proprietary rights, the progress of preclinical or clinical trials or government regulation, public concern as to the safety of devices or drugs, the issuance of securities analysts' reports and general market conditions may all have a significant effect on the market price of the Company's Common Stock. Changes in the financial performance of the Company from period to period, and the amount of the Company's stock available in the market compared to demand for such stock (see "Control by Existing Stockholders" above), may also significantly impact the market price of the Common Stock. The Company's stock is not listed on an exchange at this time.

         IMPACT OF YEAR 2000. If the computer systems of the Company or certain third parties with which the Company relies upon for services are not timely converted or the third party fails to address and correct its own Year 2000 issues, the Company could incur an adverse affect on its systems or results of operations. See "Management's Discussion and Analysis of Financial Condition or Plan of Operation -- Year 2000 Issues," below.

ITEM 2.        DESCRIPTION OF PROPERTY.

         The Company's executive offices and laboratory consists of approximately 4,000 square feet in Knoxville, Tennessee. Approximately 1,000 square feet of the facility are subject to a Lease Agreement between Photogen, Inc. and the landlord. The Company leases the balance of space in this facility under a Consent and Assignment of Lease from Genase, L.L.C. and, therefore, is subject to Genase, L.L.C.'s Master Lease with P.C. Powell and Wilma Powell (several directors of the Company are associated with Genase, L.L.C.). The Company's lease also entitles it to use certain scientific equipment located in this facility. The property and equipment are in good condition. In the opinion of management, the Company's interest in the facility is adequately covered by insurance. The Company pays a monthly rental of $4,680 for the facility (including certain equipment) plus charges for utilities and similar items. The leases expire in 1999 and 2000 respectively, and the Company has two options to renew the leases for additional terms of three years each. The Company also has an option to purchase the facility at any time during the term of the lease or any renewal period. There are no present plans for further improvement or development of the leased space, although the Company may acquire or lease additional facilities or equipment as needed.

ITEM 3.        LEGAL PROCEEDINGS.

         The Company is not currently a party to any material litigation or proceeding and is not aware of any material litigation or proceeding threatened against it.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the stockholders of the Company for a vote during the fourth quarter of the 1998 fiscal year.

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


                               YEAR ENDED                     YEAR ENDED
                            DECEMBER 31, 1997              DECEMBER 31, 1998
                                             (Amounts in $)
                           HIGH           LOW             HIGH           LOW
                           ----           ---             ----           ---

     1st Quarter           .625           .625           18.75          10.75
     2nd Quarter            ---            ---           28.00          17.75
     3rd Quarter           5.00           2.00           20.75          10.00
     4th Quarter           12.00          4.375          19.00          10.25

         For the period January 1, 1999 through March 12, 1999, the high and low trading prices for the Company's common stock were $13.50 and $8.00 respectively. Trading volume for the period January 1, 1999 through March 12, 1999 was approximately 286,900 shares. The foregoing information was obtained from the National Association of Securities Dealers as reported in the over-the-counter "bulletin board." The quotations generally reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The foregoing information for 1997 and 1998, however, reflects trade prices, and not bid or ask prices, because the small number of trades through market makers for the Company's stock historically has not yielded meaningful bid and ask prices. See "Risk Factors -- Control by Existing Stockholders" and "Possible Volatility of Stock Price" above, regarding the possible effects of the concentrated ownership of the Company's stock on the market and price of the stock.

         In 1998, the Company granted qualified and non-qualified stock options pursuant to its 1998 Long Term Incentive Plan ("Plan") to purchase an aggregate of 92,500 shares of its common stock. The options each have vesting requirements over five years from the date of grant.

         The Company is subject to two registration rights agreements. Under the first agreement, if the Company registers any common stock before February 26, 2000 it must offer one shareholder piggyback registration for 316,665 shares of Company stock he owns. Under the second agreement, the Company granted certain incidental registration rights to the holders of warrants covering an aggregate of 260,000 shares of Company Stock owned by a shareholder; which warrants are exercisable before May 15, 2002.

         Approximately 35,476,928 shares of common stock are "restricted stock" or are beneficially owned by persons who as of December 31, 1998 were affiliates of the Company as defined in Rule 144 under the Securities Act. A portion of those shares would be eligible for resale by Company affiliates and others who have satisfied the requisite holding periods, subject to the volume limitations and other provisions of Rule 144 and applicable law.

         As of December 31, 1998, the Company's common stock was held by approximately 227 shareholders, including brokers holding stock in "street name."

         Holders of the Company's common stock are entitled to receive such dividends as may be declared by its Board of Directors. The Company has not declared or paid dividends on its common stock, and the Company does not anticipate paying any dividends in the foreseeable future.

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION OR PLAN OF OPERATION.

         UNCERTAINTIES RELATING TO COMPANY. The Company is principally engaged in the research and development of drugs and medical device products for use in photodynamic therapy and diagnostic applications. The Company has not completed development of any product or process at this time and has no revenue from operations. Portions of the discussion in this Item contain forward-looking statements and are subject to the Risk Factors described above.

         RESULTS OF OPERATIONS. The Company has not generated revenues from the sale of any proposed products or other operations, and continues to experience losses. The Company's net loss increased from $554,702 in 1997 to $1,973,913 in 1998. The increase in losses are attributable primarily to expenses related to pursuing patent protection for the Company's technology, designing and acquiring equipment and commencing animal studies and other research, and other general and administrative costs. The Company expects to continue to incur increasing losses for at least the next several years as it intensifies its research and development, preclinical and clinical testing, regulatory approval activities and engages in or provides for the manufacture and/or sale of any products that the Company may develop. In particular, the Company is presently a party to four research contracts with various third parties that will require an expenditure of a total of $458,000 over the remaining terms of those contracts for the protocols currently under investigation (see "Plan of Operation" below).

         The Company's revenue increased from $107,133 in 1997 to $392,599 in 1998 which primarily was a result of investment income on the proceeds from the sale of common stock in the Company's recent 1998 private placement and 1997 restructuring. The proceeds from the sales of the Company's common stock are invested primarily in United States Government obligations. Because the Company has no revenues from operations at this time, investment of such funds in that manner is necessary to enable the Company to avoid becoming subject to the Investment Company Act of 1940. The Company's 1998 expenses have been reduced by $99,927 representing proceeds of a grant from the National Institutes of Health National Cancer Institute. Although the Company intends to seek further grant funding from the National Institutes of Health and other organizations, the Company considers this and any future grants to be non-recurring.

         LIQUIDITY; CAPITAL RESOURCES. On March 13, 1998, the Company completed a private placement of 875,000 shares of common stock for $8.00 a share to a number of accredited investors. The Company received $7,000,000 in gross proceeds from this offering. Primarily as a result of funds received in this offering, the Company increased its cash and government securities from $1,614,044 in 1997 to $6,334,331 in 1998. The Company expects to use these funds for the matters described below in "Plan of Operations" and for other corporate purposes. The Company's use of its cash and capital resources is presently about $300,000 per month. At that rate, the Company will exhaust its funds by approximately May 2000. The Company can adjust its use of cash and capital by not renewing or by modifying research contracts or by seeking alternative methods of paying for portions of the research contract obligations, such as issuing stock of the Company rather than paying in cash (which may dilute stockholders).

         The Company expects to consider additional financing transactions in the future. See "Risk Factors -- Substantial Additional Financing Required."

         PATENT AND OPERATIONAL MATTERS. The Company is continuing to pursue patent protection for its proprietary technologies with the U. S. Patent and Trademark Office, and in various foreign jurisdictions. See "Patents and Status" and "Risk Factors -- Uncertainties Regarding Patent Matters," above. The Company recently filed patent applications covering inventions in the following areas:

            -        Radiocontrast (x-ray contrast) agents and methods
            - Radiosensitizer, methods for treating tissue using a radiosensitizer
            -        Multiphoton activation technology
            - Additional photodynamic therapy methods for surface treatment of disease
            -        Melanoma destruction

         The Company continues to pursue development of proprietary technologies as a result of its research in chemistry, photochemistry, and biochemistry. However, the Company cannot guarantee that it will develop new patentable technology, or that commercial products will be developed from those technologies and successfully sold. The Company recently renewed its research agreement with the University of Tennessee School of Veterinary Medicine which in the next phase of research will focus on preclinical research on photodynamic therapy for Barretts esophagus. The Company also plans to seek another Phase I grant from the National Institutes of Health for work on imaging of Photogen's proprietary photodynamic agents, and a Phase II grant to begin to commercialize its multiphoton activation process in specific applications. The Phase II grants are typically larger than Phase I grants and the Company may seek as much as $750,000 (although the Company cannot be certain that it will be awarded any further grant funds). The Company plans to continue to pursue preclinical and clinical testing of proposed products in the areas of chemistry, photochemistry and biochemistry, but the Company cannot assure investors that it will be able to successfully develop and obtain proprietary protection for new technologies or that it can develop products from these technologies that can be commercialized. The Company has not entered into any collaborative agreements for the development of any specific product and does not expect to do so until further research and clinical trials are concluded.

         The Company is occupying approximately 4,000 square feet of office and laboratory space in Knoxville, Tennessee. The Company pays a monthly rental of $4,680 for the facility (including certain equipment) plus charges for utilities and similar items. The Company is proceeding to equip its laser research and development laboratory with certain laser equipment systems made available by a large laser manufacturer. The Company has received, installed and started-up two ultra-short pulsed laser systems required for conduct of animal studies for use in the photodynamic treatment of melanoma and age-related macular degeneration. In June 1999, the Company anticipates the delivery of another laser system for use in hair removal. The Company has completed development of a software package for use in the control and operation of its laser systems. The Company increased its investment in office and laboratory equipment from approximately $209,768 in 1997 to $846,114 in 1998. The Company expects to spend an additional $890,000 during the 1999 fiscal year to acquire the instruments necessary to support animal preclinical trials, and development of its proprietary photoactive agent and targeting systems.

         PLAN OF OPERATION. During the next twelve or more months, the Company intends to concentrate on completing its preclinical studies, preparing and filing documents with the FDA, and designing and initiating human clinical trials. This effort will require continued progress in the areas of system design and drug development. In addition, the Company plans to continue to conduct research on new photodynamic therapy agents and diagnostic systems. During the twelve months ended December 31, 1998, the Company spent approximately $610,000 to acquire the laboratory instruments necessary to support preclinical and clinical trials, and on development of its proprietary photoactive agent and targeting systems. During the next twelve months the Company expects to spend approximately $160,000 to $610,000 to acquire laser systems and related hardware required to support new clinical activities at well known clinical research centers. The research contracts to which the Company is currently a party, in the aggregate, will require the Company to spend $458,000 during the 1999 fiscal year for the projects presently contemplated under those agreements. Additional projects may be undertaken with those institutions with compensation to be agreed upon at that time.

         The Company is evaluating its future needs for laboratory and office space and for scientific, managerial and support personnel. See "Risk Factors" above. The Company may exercise its renewal option under its lease, which will involve an increase in rent of about $.50 per square foot; and the Company intends to link expansion of facilities and staff to completion of technical and financial milestones. The Company presently anticipates slowly adding additional personnel to support its current activities, while deferring any substantial growth in hiring and acquisition of space and equipment until the final results of preclinical and human trials are known. In 1998, the Company hired two full-time employees and one part-time employee to provide personnel for administrative functions and laboratory assistance. The Company has also contracted for veterinary pathology and software development services. The Company anticipates working with other consultants to provide assistance in preparing FDA filings, and in designing and implementing human clinical trials and acting as the Company's liaison with the FDA. The Company intends to structure its research and development and collaborative arrangements to make the fullest possible use of personnel and facilities provided by the parties with whom the Company may contract.

         The Company raised $7,000,000 in a private placement that was completed on March 13, 1998. For these reasons, the Company believes it has enough cash resources for its currently anticipated needs during the next twelve months. However, as the Company progresses toward human clinical trials, its use of capital will increase and will continue to do so at an accelerating pace. The Company will need additional capital in the future to finance and complete its clinical trial programs, design, acquire and/or manufacture equipment and drug agents and for general operating purposes. Greater capital resources would enable the Company to quicken and expand its research and development activities over the next 12- to 18-month period; and failure to raise additional capital will (absent a suitable collaborative agreement providing for a third party to take over these functions) significantly impair the Company's ability to conduct further research and development activities beyond those currently contracted for, as well as its ability to seek regulatory approval for any possible product resulting from that research. See "Liquidity; Capital Resources," above. In any event, complete development and commercialization of the Company's technology will require substantial additional funds. Accordingly, the Company is continuously evaluating capital formation activities and opportunities, either as part of its collaborative arrangements with third parties or through offerings of equity or debt. See "Risk Factors," above.

         YEAR 2000 ISSUES. The "Year 2000 issue" is the problem resulting from the use of a two-digit date to identify the year in computer software. Consequently, computer programs may not accurately reflect the appropriate date, confusing "00" as the year 1900 rather than the year 2000. Year 2000 is a pervasive problem affecting many information technology systems and embedded technologies (operating and control systems that rely on embedded chip systems such as microprocessors in communication systems) in all companies and in all industries.

         The Company has completed assessment of the impact of Year 2000 on its operations and important systems. The Company has also inquired about the Year 2000 readiness of its material vendors, research institutions under contract with the Company, and other material third parties on which it relies.

         With respect to the Company's information technology systems, the Company believes that upgrades to its existing computer software, all of which should be readily available in the market, the Year 2000 issue will not have a material adverse affect on the Company's financial position or results of operations. The Company expects to have these upgrades completed by the end of 1999 and does not expect the cost of the upgrades to be material (less than $5,000). With respect to the Company's embedded technologies, the Company believes they are either Year 2000 compliant or will not be materially effected by the Year 2000 problem because they do not significantly rely upon date sensitive software.

         To date, the Company does not believe most third parties' Year 2000 issues will have a material adverse impact on the Company's operations. However, the Company has not been able to verify that the Massachusetts Eye and Ear Infirmary ("MEEI"), with which the Company has two research agreements, will have addressed its own Year 2000 issues. If the Year 2000 issue causes an interruption in the research MEEI is performing for the Company, the Company may (depending on the circumstances) agree to delay some or all of the research or transfer the research to another institution. This could delay the progress of research on those projects for as much as six to nine months and would correspondingly delay the commencement of human clinical trials and any resulting product. However, much of MEEI's research may be completed before the end of 1999 and would not be affected by the Year 2000 issue.

         The Company believes that a "worst case" scenario would result where the systems of third parties are not timely converted and a third party fails to remediate its own Year 2000 issues. In a worst case scenario, the Company could incur an adverse affect on its systems or results of operations. However, the Company currently believes that any adverse effect would involve primarily disruption to the Company's research operations which the Company believes could be transferred to alternative third parties who were Year 2000 compliant. Any such transfer could result in a delay of research operations. The Company at present cannot estimate the likelihood or potential cost of such third party failures.

ITEM 7.           FINANCIAL STATEMENTS.


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Photogen Technologies, Inc.
Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of Photogen Technologies, Inc., a development stage company, as of December 31, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the period from November 3, 1996 (inception) to December 31, 1998 and the years ended December 31, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photogen Technologies, Inc. at December 31, 1997 and 1998, and the results of its operations and its cash flows for the period from November 3, 1996 (inception) to December 31, 1998 and the years ended December 31, 1997 and 1998, in conformity with generally accepted accounting principles.



                                      /s/ BDO Seidman, LLP


Chicago, Illinois
February 4, 1999

PHOTOGEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS


DECEMBER 31,                                                                                 1997              1998
-------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
         Cash and cash equivalents                                               $         82,631   $       652,226
         Interest receivable                                                               21,402           121,471
         Prepaid expenses                                                                   8,164           435,395
         Marketable securities                                                            409,238                 0
-------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                      521,435         1,209,092

UNITED STATES TREASURY NOTES, total face value $1,538,000
         and $5,660,000                                                                 1,531,413         5,682,105

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, less accumulated
         depreciation of $17,454 and $129,004                                             194,252         1,169,388

PATENT COSTS                                                                               37,273                 0
-------------------------------------------------------------------------------------------------------------------







                                                                                 $      2,284,373   $     8,060,585
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PHOTOGEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS


DECEMBER 31,                                                                                   1997              1998
---------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable                                                            $      118,233   $       804,248
         Current portion of obligations under capital leases (Note 3)                        18,626           111,769
---------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                   136,859           916,017
---------------------------------------------------------------------------------------------------------------------

OBLIGATIONS UNDER CAPITAL LEASES (Note 3)                                                    60,469            35,990
---------------------------------------------------------------------------------------------------------------------

COMMITMENTS (Note 4)

SHAREHOLDERS' EQUITY (Notes 2 and 5)
         Preferred stock; par value $.01 per share; 5,000,000 shares
                  authorized; none issued                                                         -                 -
         Common stock; par value $.001 per share; 150,000,000 shares authorized; 36,000,000 and 36,875,020 shares issued
                  and outstanding                                                            36,000            36,875
         Additional paid-in capital                                                       2,607,526         9,602,097
         Deficit accumulated during the development stage                                  (556,481)       (2,530,394)
---------------------------------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                                                2,087,045         7,108,578
---------------------------------------------------------------------------------------------------------------------

                                                                                     $    2,284,373   $     8,060,585
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PHOTOGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                           CUMULATIVE
                                                                          YEAR                YEAR            AMOUNTS
                                                                         ENDED               ENDED               FROM
                                                                  DECEMBER 31,        DECEMBER 31,        NOVEMBER 3,
                                                                          1997                1998               1996
---------------------------------------------------------------------------------------------------------------------
REVENUES
         Investment income                                   $         107,133   $         392,599   $        499,732

---------------------------------------------------------------------------------------------------------------------
EXPENSES
         Operating   (Note 6)                                          661,835           2,366,512          3,030,126
---------------------------------------------------------------------------------------------------------------------

NET LOSS                                                     $        (554,702)  $      (1,973,913)  $     (2,530,394)
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

BASIC LOSS PER COMMON SHARE                                  $           (.02)   $           (.05)
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

DILUTED LOSS PER COMMON SHARE                                $           (.02)   $           (.05)
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
         OUTSTANDING - BASIC                                        33,665,117          36,692,708
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
         OUTSTANDING - DILUTED                                      33,665,117          36,696,789
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PHOTOGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                Common Stock                     Additional
                                                              -----------------      Members'       Paid-in
                                                              Shares     Amount      Capital        Capital
------------------------------------------------------------------------------------------------------------
Contribution of capital                                          -  $         -   $    7,268   $         -
Net loss for the period ended December 31, 1996                  -            -       (1,779)            -
------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1996                                    -            -        5,489             -

Net loss and capital contributions for the period
    January 1, 1997 to May 15, 1997                              -            -        3,511             -
------------------------------------------------------------------------------------------------------------

BALANCE, at May 15, 1997                                         -            -        9,000             -

Issuance of common stock                                 6,312,833        6,313            -     1,797,137
Effect of recapitalization and merger                   29,687,167       29,687       (9,000)    1,181,500
Cost associated with recapitalization and merger                 -            -            -      (371,111)
Net loss for the period May 16, 1997 to
    December 31, 1997                                            -            -            -             -
------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1997                           36,000,000       36,000            -     2,607,526

Issuance of common stock                                   875,020          875            -     6,999,125
Cost associated with common stock issuance                       -            -            -       (50,000)
Options issued to consultants                                    -            -            -        45,446
Net loss for the year ended December 31, 1998                    -            -            -             -
------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1998                           36,875,020  $    36,875   $        -   $ 9,602,097
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------


                                                                     Deficit
                                                                 Accumulated
                                                                  During the
                                                                 Development
                                                                       Stage        Total
-----------------------------------------------------------------------------------------
Contribution of capital                                 $              -   $        7,268
Net loss for the period ended December 31, 1996                        -           (1,779)
-----------------------------------------------------------------------------------------

BALANCE, at December 31, 1996                                          -            5,489

Net loss and capital contributions for the period
    January 1, 1997 to May 15, 1997                               (3,511)               -
-----------------------------------------------------------------------------------------

BALANCE, at May 15, 1997                                          (3,511)           5,489

Issuance of common stock                                               -        1,803,450
Effect of recapitalization and merger                              1,732        1,203,919
Cost associated with recapitalization and merger                       -         (371,111)
Net loss for the period May 16, 1997 to
    December 31, 1997                                           (554,702)        (554,702)
-----------------------------------------------------------------------------------------

BALANCE, at December 31, 1997                                   (556,481)       2,087,045

Issuance of common stock                                               -        7,000,000
Cost associated with common stock issuance                             -          (50,000)
Options issued to consultants                                          -           45,446
Net loss for the year ended December 31, 1998                 (1,973,913)      (1,973,913)
-----------------------------------------------------------------------------------------

BALANCE, at December 31, 1998                           $     (2,530,394)  $    7,108,578
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PHOTOGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                     CUMULATIVE
                                                                                YEAR                   YEAR             AMOUNTS
                                                                               ENDED                  ENDED                FROM
                                                                        DECEMBER 31,           DECEMBER 31,         NOVEMBER 3,
                                                                                1997                   1998                1996
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                    $           (554,702)  $         (1,973,913)  $      (2,530,394)
    Depreciation and amortization                                             17,454                148,761             166,277
    Loss (gain) on sale of marketable securities                             (29,737)                 9,238             (20,499)
    United States Treasury Notes amortization                                  9,265                 22,364              31,629
    Stock option compensation                                                      -                 45,446              45,446
    Changes in operating assets and liabilities
        Prepaid expenses                                                      (8,164)               (58,586)            (66,750)
        Interest receivable                                                  (21,402)              (468,714)           (490,116)
        Accounts payable                                                     118,233                686,015             804,248
-------------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                       (469,053)            (1,589,389)         (2,060,159)
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Sale of marketable securities                                          1,764,464                400,000           2,164,464
    Purchase of marketable securities                                     (2,182,967)                     -          (2,182,967)
    Purchase of United States Treasury Notes                              (2,044,876)           (14,516,754)        (16,561,630)
    Sale of United States Treasury Notes                                   1,639,850             10,343,698          11,983,548
    Purchase of equipment and leaseholds                                    (129,167)              (877,459)         (1,006,626)
    Patent costs                                                             (31,784)                     -             (37,335)
-------------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                       (984,480)            (4,650,515)         (5,640,546)
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on capital lease obligations                           (3,444)              (140,501)           (143,945)
    Net proceeds from issuance of common stock                                 6,313              6,950,000           6,956,313
    Proceeds from capital contributions by shareholders
        (Note 2)                                                           1,904,406                      -           1,911,674
    Cost of recapitalization                                                (371,111)                     -            (371,111)
-------------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                  1,536,164              6,809,499           8,352,931
-------------------------------------------------------------------------------------------------------------------------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PHOTOGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                     CUMULATIVE
                                                                                YEAR                   YEAR             AMOUNTS
                                                                               ENDED                  ENDED                FROM
                                                                        DECEMBER 31,           DECEMBER 31,         NOVEMBER 3,
                                                                                1997                   1998                1996
-------------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                       $             82,631   $            569,595   $         652,226

CASH AND CASH EQUIVALENTS, at beginning of period                                  -                 82,631                   -
-------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, at end of period                     $             82,631   $            652,226   $         652,226
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
1998
        Equipment purchased under capital lease
           amounted to $209,165.
1997
        U.S. Treasuries in the amount of $1,096,650
           were received in recapitalization.
        Equipment purchased under capital lease amounted to $82,539.

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PHOTOGEN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES NATURE OF OPERATIONS

Photogen Technologies, Inc. (the "Company"), through its subsidiary Photogen, Inc., successor to Photogen, L.L.C., is a development stage company that is attempting to develop proprietary laser and other light-based technologies and compounds to enhance the safety and efficacy of photodynamic therapy. The Company's technologies involve methods, materials and devices that combine light and photoactive agents that are intended to destroy diseased cells, remove tissue or identify and diagnose disease.

PRINCIPLES OF CONSOLIDATION

Intercompany balances and transactions have been eliminated in consolidation.

ESTIMATES

The financial statements include estimated amounts and disclosures based on management's assumptions about future events. Actual results may differ from those estimates.

CASH EQUIVALENTS

Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents.

MARKETABLE SECURITIES

Marketable securities consisting of marketable debt securities are classified as available-for-sale securities. Fair value approximates cost at December 31, 1997.

INVESTMENT IN UNITED STATES TREASURY NOTES

The Company considers its investment in United States Treasury Notes to be held-to-maturity securities and all investments mature within one year.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are being provided, on accelerated and straight-line methods, over the estimated useful lives of the assets. Leasehold improvements are being amortized on a straight-line basis over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

The Company reviews the carrying values of its other long-lived assets for possible impairment whenever an event or change in circumstances indicates that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.

PHOTOGEN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PATENT COSTS

Patent costs are expensed in the period incurred.

INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax basis and financial reporting basis of certain assets and liabilities based upon currently enacted tax rates expected to be in effect when such amounts are realized or settled.

The Company has not recorded an income tax benefit for losses incurred of approximately $3,443,000 which expire in 2018. Approximately $2,400,000 of the loss carryforward expires in 2012 and 2018. The Company is in the development stage and realization of the losses is not likely. An income tax valuation allowance has been provided for the losses realized to date.

BASIC AND DILUTED LOSS PER COMMON SHARE

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities.

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", which requires costs of start-up activities and organizations costs to be expensed as incurred. The Company expenses the costs of start-up activities.

2. RECAPITALIZATION AND MERGER

On May 16, 1997, MT Financial Group, Inc. (an inactive public company), through its wholly owned subsidiary, effected a reverse merger with Photogen, Inc., successor to Photogen, L.L.C. ("Photogen"). Legally, Photogen is a wholly owned subsidiary of Photogen Technologies, Inc. (formerly known as MT Financial Group, Inc.).

For financial reporting purposes, Photogen was deemed to be the acquiring entity. The transaction has been reflected in the accompanying financial statements as (1) a recapitalization of Photogen (consisting of a 48,000-for-one stock split and change in par value) and (2) an issuance of shares by Photogen in exchange for all of the outstanding shares of MT Financial Group, Inc.

PHOTOGEN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

3. OBLIGATIONS UNDER CAPITAL LEASES

The following is a schedule of future minimum payments under the capital leases as of December 31, 1998, together with the present value of net minimum lease payments:


YEAR ENDING DECEMBER 31,                                               Amount
-----------------------------------------------------------------------------
1999                                                              $   118,113
2000                                                                   25,406
2001                                                                   13,497
-----------------------------------------------------------------------------

Net minimum lease payments                                            157,016

Less amount representing interest                                       9,257
-----------------------------------------------------------------------------

Present value of net minimum lease payments                       $   147,759
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

The equipment which is leased under the capitalized lease agreements and classified as equipment has cost and accumulated amortization as follows. Lease amortization is included in depreciation and amortization.


DECEMBER 31,                                              1997           1998
-----------------------------------------------------------------------------
Cost                                               $    82,539    $   316,561
Accumulated amortization                                 4,200         40,599
-----------------------------------------------------------------------------

                                                   $    78,339    $   275,962
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

PHOTOGEN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  COMMITMENTS

The Company is leasing offices and a laboratory. The leases expire in 1999 and 2000 and include two options for renewal for additional terms of three years each. Total rental expense charged to operations for the years ended December 31, 1997 and 1998 aggregated approximately $32,000 and $28,000, respectively. Future minimum lease payments under operating leases with initial or remaining terms of one year or more are approximately $26,000 for 1999; and $11,000 for 2000.

The Company has entered into employment agreements with certain officers and employees for an initial term of five years expiring in 2002. Under the terms of these agreements, the officers and employees are each entitled to an initial annual salary of $85,000 plus fringe benefits (subject to adjustment).

5. STOCK INCENTIVE PLANS

In May, 1998, the stockholders approved the 1998 Long Term
Incentive Compensation Plan (the "Plan"), which provides for the granting of up to 2,000,000 stock options to key employees, directors and consultants. Options granted may be either "incentive stock options," within the meaning of Section 422A of the Internal Revenue Code, or non-qualified options.

The stock options are exercisable over a period determined by the Board of Directors (through its Compensation Committee), but generally no longer than 10 years after the date they are granted.

Information with respect to the Plan follows:


YEAR ENDED DECEMBER 31,                                  1997          1998
---------------------------------------------------------------------------
Options outstanding at beginning of year                    -             -
Options granted                                             -        92,500
Options canceled                                            -             -
---------------------------------------------------------------------------

Options outstanding at end of year                          -        92,500
---------------------------------------------------------------------------

Options prices per share granted                            -   11.25-13.00
---------------------------------------------------------------------------
Weighted Average Exercise Price
---------------------------------------------------------------------------
Options Granted                                             -         12.24
Options Canceled                                            -             -
---------------------------------------------------------------------------
---------------------------------------------------------------------------

PHOTOGEN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company applies APB Opinion 25 and related interpretations in accounting for stock options granted to employees and directors. Accordingly, no compensation cost has been recognized for its Plan. The Company applies the recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) in accounting for stock options issued to non-employees. Accordingly, shares of stock issued to non-employees or liabilities incurred by the Company to non-employees based on the price of its stock are recorded at fair value. The compensation cost that has been charged against operations for the Plan was $45,446 in 1998.

The weighted-average, grant date fair value of stock options granted to employees and directors during the year, and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Scholes option pricing model, and the pro forma effect on earnings of the fair value accounting for stock options under Statement of Financial Accounting Standards No. 123, are as follows:



                                                            1997             1998
---------------------------------------------------------------------------------
Weighted average fair value per
    options granted                                $           -   $        7.89

Significant assumptions (weighted average)
    Risk-free interest rate at grant date                      -             5.1%
    Expected stock price volatility                            -            60.0%
    Expected dividend payout                                   -               -
    Expected option life (years)                               -               7

Net Income (loss)
    As reported                                    $    (554,702)  $  (1,929,186)
    Pro forma                                      $    (554,702)  $  (1,997,511)

Net earnings (loss) per share
    As reported                                    $        (.02)  $        (.05)
    Pro forma                                      $        (.02)  $        (.05)
---------------------------------------------------------------------------------

6. GRANT

Operating expenses for 1998 have been reduced by a grant in the amount of $99,927 received from the National Institute of Health National Cancer Institute.

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
             ACT.

         The information required by Item 9 is incorporated by reference to the information under the caption "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement for the 1999 annual meeting of stockholders.

ITEM 10.     EXECUTIVE COMPENSATION.

         The information required by Item 10 is incorporated by reference to the information under the caption "Executive Compensation" in the Company's definitive proxy statement for the 1999 annual meeting of stockholders.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.

         The information required by Item 11 is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 1999 annual meeting of stockholders.

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


  EXHIBIT NO.                              DESCRIPTION

     3.1 Restated Articles of Incorporation of Photogen Technologies, Inc. (Filed as exhibit 3.1 to the Company's Current Report on Form 8-K dated June 17, 1998.)

  EXHIBIT NO.                              DESCRIPTION

     3.2 Bylaws of Photogen Technologies, Inc. (Filed as exhibit 3.2 to the Company's Registration Statement on Form 10-SB dated December 24, 1997.)

     3.3 Charter of Photogen, Inc. (Filed as exhibit 3.3 to the Company's Registration Statement on Form 10-SB dated December 24, 1997.)

     3.4          Amended and Restated Bylaws of Photogen, Inc.

     9.1 Amended and Restated Voting Agreement dated as of June 17, 1998 entered into by Eric A. Wachter, Ph.D., Craig Dees, Ph.D., Walter G. Fisher, Ph.D., Tim Scott, Ph.D., John Smolik, and Robert J. Weinstein, M.D., and joined into by the Company.

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

     10.3 Confirmatory License in favor of the U.S. Department of Energy relating to the Company's Method for Improved Selectivity in Photo-Activation and Detection of Molecular Diagnostic Agents (Serial No. 08/741,370) dated February 4, 1997. (Filed as exhibit 10.4 to the Company's Registration Statement on Form 10-SB dated December 24, 1997.)

     10.4 Confirmatory License in favor of the U.S. Department of Energy relating to the Company's Method for Improved Selectivity in Photo-Activation of Molecular Agents (Serial No. 08/739,801) dated February 4, 1997. (Filed as exhibit 10.5 to the Company's Registration Statement on Form 10-SB dated December 24, 1997.)

     10.5 Form of Employment Agreements entered into by the Company and each of John Smolik, Eric A. Wachter, Ph.D., Walter G. Fisher, Ph.D., and Craig Dees, Ph.D. dated May 16, 1997 (Filed as exhibit 10.6 to the Company's Registration Statement on Form 10-SB dated December 24, 1997.)

     10.6 Form of Non-competition/Non-disclosure Agreements entered into by the Company and each of John Smolik, Eric A. Wachter, Ph.D., Walter G. Fisher, Ph.D., Craig Dees, Ph.D. and Timothy
                  C. Scott dated May 16, 1997. (Filed as exhibit 10.7 to the Company's Registration Statement on Form 10-SB dated December 24, 1997.)

  EXHIBIT NO.                          DESCRIPTION

     10.7 Form of Non-Qualified Stock Option Award Agreement entered into by the Company and each of Lester McKeever, Jr., Daniel Tosteson, M.D., Mark Peterson and Harry Morrison, Ph.D.

     10.8 Form of Incentive Stock Option Award Agreement entered into by the Company and each of Jay Harkins and Dan Hamilton.

     10.9 Research Agreement dated as of October 1, 1998 by and between Photogen, Inc. and Massachusetts General Hospital (relating to the Center for Imaging and Pharmaceutical Research). (Filed as
                  exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.)

     10.10 Research Agreement dated as of October 1, 1998 by and between Photogen, Inc. and The Massachusetts Eye and Ear Infirmary (relating to age-related macular degeneration research). (Filed as exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.)

     10.11 Research Agreement dated as of November 6, 1998 by and between Photogen, Inc. and the Massachusetts Eye and Ear Infirmary (relating to ocular melanoma research).

     10.12 Form of Consulting Agreement entered into by the Company and each of Daniel Tosteson, M.D. and Harry Morrison, Ph.D.

     21 Subsidiaries of the registrant. (Filed as exhibit 21 to the Company's Registration Statement on Form 10-SB dated December 24, 1997.)

     27           Financial Data Schedule.


         REPORTS ON FORM 8-K. During the quarter ended December 31, 1998, the Company filed reports on Form 8-K regarding the following:

             1. The Company's press release stating that Daniel Tosteson, M.D., Ph.D., joined the Photogen Scientific Advisory Council (filed December 9, 1998).

             2, The Company's press release stating that it had signed two research agreements with Harvard Medical School Affiliates (one with the Center for Imaging and Pharmaceutical Research covering treatments for lung and prostate cancer, and the second with the Massachusetts Eye and Ear Infirmary covering treatment of age related macular degeneration) (filed October 15,
1998).

             3. The Company's press release stating that it had signed a research agreement with Massachusetts Eye and Ear Infirmary, a teaching affiliate of Harvard Medical School, to evaluate the Company's multiphoton excitation technology for the treatment of ocular melanoma (filed December 4, 1998).

             4. The Company's press release stating that it had been awarded two patents by the United States Patent and Trademark Office covering methods in photo-activation of molecular agents and improved selectivity in photo-activation and detection of molecular diagnostic agents (filed December 9, 1998).

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 29, 1999                            Photogen Technologies, Inc.


                                                 By: /s/ John Smolik
                                                    ----------------------------
                                                    John Smolik, President and
                                                    Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               Signature                                      Title                                  Date
               ---------                                      -----                                  ----
  /s/ John Smolik                       Chairman of the Board, President,                       March 29, 1999
------------------------------------    Chief Executive Officer, Treasurer
John Smolik                             and Chief Financial Officer (Principal
                                        executive and financial and
                                        accounting officer)

   /s/ Eric A. Wachter,                 Director and Secretary                                  March 29, 1999
------------------------------------
Eric A. Wachter, Ph.D.

  /s/ Craig Dees                        Director                                                March 29, 1999
------------------------------------
Craig Dees, Ph.D.

  /s/ Walter G. Fisher                  Director                                                March 29, 1999
------------------------------------
Walter G. Fisher, Ph.D.

   /s/ Robert J. Weinstein              Director                                                March 29, 1999
------------------------------------
Robert J. Weinstein, M.D.

 /s/ Lester H. McKeever, Jr.            Director                                                March 29, 1999
------------------------------------
Lester H. McKeever, Jr.

                                  EXHIBIT INDEX


     EXHIBIT NO.                                                 DESCRIPTION

         +3.1 Restated Articles of Incorporation of Photogen Technologies, Inc. (Filed as exhibit 3.1 to the Company's Current Report on Form 8-K Dated June 17, 1998.)

         +3.2 Bylaws of Photogen Technologies, Inc. (Filed as exhibit 3.2 To the Company's Registration Statement on Form 10-SB dated December 24, 1997.)

         +3.3 Charter of Photogen, Inc. (Filed as exhibit 3.3 to the Company's Registration Statement on Form 10-SB Dated December 24, 1997.)

         *3.4     Amended and Restated Bylaws of Photogen, Inc.

         *9.1 Amended and Restated Voting Agreement dated as of June 17, 1998 entered into by Eric A. Wachter, Ph.d., Craig Dees, Ph.D., Walter G. Fisher, Ph.D., Tim Scott, Ph.D., John Smolik, and Robert J. Weinstein, M.D., and joined into by the Company.

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

         +10.3 Confirmatory License in favor of the U.s. Department of Energy relating to the Company's Method for Improved Selectivity in Photo-Activation and Detection of Molecular Diagnostic Agents (Serial No. 08/741,370) dated February 4, 1997. (Filed as exhibit 10.4 to the Company's Registration Statement on Form 10-SB Dated December 24, 1997.)

         +10.4 Confirmatory License in favor of the U.s. Department of Energy relating to the Company's Method for Improved Selectivity in Photo-Activation of Molecular Agents (Serial No. 08/739,801) dated February 4, 1997. (Filed as exhibit 10.5 to the Company's Registration Statement on Form 10-SB dated December 24, 1997.)

     EXHIBIT NO.                         DESCRIPTION

         +10.5 Form of Employment Agreements Entered into by the Company and each of John Smolik, Eric A. Wachter, Ph.D., Walter G. Fisher, Ph.D., and Craig Dees, Ph.D. dated May 16, 1997. (Filed as exhibit 10.6 to the Company's Registration Statement on Form 10-SB dated December 24, 1997.)

         +10.6 Form of Non-competition/Non-disclosure Agreements entered into by the Company and each of John Smolik, Eric A. Wachter, Ph.D., Walter G. Fisher, Ph.D., Craig Dees, Ph.D. and Timothy
                  C. Scott Dated May 16, 1997. (Filed as exhibit 10.7 to the Company's Registration Statement on Form 10- SB dated December 24, 1997.

         *10.7 Form of Non-qualified Stock Option Award Agreement entered into by the Company and each of Lester Mckeever, Jr., Daniel Tosteson, M.D., Mark Peterson and Harry Morrison, Ph.D.

         *10.8 Form of Incentive Stock Option Award Agreement entered into by the Company and each of Jay Harkins and Dan Hamilton.

         +10.9 Research Agreement dated as of October 1, 1998 by and between Photogen, Inc. and Massachusetts General Hospital (relating to the Center for Imaging and Pharmaceutical Research). (Filed as
                  exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.)

         +10.10 Research Agreement dated as of October 1, 1998 by and between Photogen, Inc. and the Massachusetts Eye and Ear Infirmary (relating to age-related macular degeneration research). (Filed as exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.)

         *10.11 Research Agreement dated as of November 6, 1998 by and between Photogen, Inc. and the Massachusetts Eye and Ear Infirmary (relating to ocular melanoma research).

         *10.12 Form of Consulting Agreement entered into by the Company and each of Daniel Tosteson, M.D. and Harry Morrison, Ph.D.

         +21 Subsidiaries of the registrant. (Filed as exhibit 21 to the Company's Registration Statement on Form 10-SB dated December 24, 1997.)

         *27      Financial Data Schedule.

+        Incorporated by reference from the filing indicated.
*        Filed herewith.