Form 10QSB
period 1999-03-31
PHOTOGEN TECHNOLOGIES INC
filed 1999-05-14
CIK 761237

================================================================================

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1999

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

               YES:  /x/        NO:  / /

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,875,020 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE, ISSUED AND OUTSTANDING AS OF MAY 13, 1999. NO SHARES OF PREFERRED STOCK, $.01 PAR VALUE PER SHARE, WERE ISSUED OR OUTSTANDING AS OF THAT DATE.

     Transitional Small Business Disclosure Format:

               YES: / /          NO:  /x/

================================================================================

                                      INDEX

                                                                                            PAGE
PART I  -  FINANCIAL INFORMATION
         ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED).  . . . . . . . . . . . . . . . . . . .   1

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION OR PLAN OF OPERATION . . . . . . . . . . . . . .   6

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

         ITEM 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . .  16

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                  March 31, 1999       December 31, 1998
                                                                    (Unaudited)            (Audited)
                                                                  --------------       -----------------
                               ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                  $   670,068           $   652,226
         Interest receivable                                             64,225               121,471
         Prepaid expenses                                               317,598               435,395
                                                                    -----------           -----------
                                                                      1,051,891             1,209,092
                  TOTAL CURRENT ASSETS
UNITED STATES TREASURY NOTES, TOTAL
         FACE VALUE $4,710,000 and $5,660,000                         4,732,549             5,682,105

EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                  1,157,836             1,169,388
                                                                    -----------           -----------
                  TOTAL ASSETS                                      $ 6,942,276           $ 8,060,585
                                                                    -----------           -----------
                                                                    -----------           -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts Payable                                           $   575,238           $   804,248
         Current portion of obligations under
               capital leases                                            55,173               111,769
                                                                    -----------           -----------
                  TOTAL CURRENT LIABILITIES                             630,411               916,017
                                                                    -----------           -----------
OBLIGATION UNDER CAPITAL LEASES                                            --                  35,990
                                                                    -----------           -----------
                                                                    -----------           -----------

SHAREHOLDERS' EQUITY
         Preferred stock; par value
         $.01 per share; 5,000,000
         shares authorized; none issued                                    --                    --

         Common stock; par value $.001
         per share; 150,000,000 shares
         authorized; 36,875,020 shares issued and
         outstanding
                                                                         36,875                36,875
         Additional paid-in capital
                                                                      9,634,134             9,602,097
         Deficit accumulated during
         development stage after
         recapitalization
                                                                     (3,359,144)           (2,530,394)
                                                                    -----------           -----------
                  TOTAL SHAREHOLDERS' EQUITY
                                                                      6,311,865             7,108,578
                                                                    -----------           -----------
                                                                    $ 6,942,276           $ 8,060,585
                                                                    -----------           -----------
                                                                    -----------           -----------

                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended          Three Months Ended      Cumulative Amounts From
                                                       March 31, 1999               March 31, 1998           November 3, 1996
                                                         (Unaudited)                 (Unaudited)               (Unaudited)
                                                     ------------------          ------------------      -----------------------
REVENUES
      Investment Income                                $     72,020               $     55,571                 $   571,752

EXPENSES
      General and administrative                            900,770                    424,433                   3,930,896
                                                       -------------              -------------                ------------

                  NET LOSS                             $   (828,750)              $   (368,862)                $(3,359,144)
                                                       -------------              -------------                ------------
                                                       -------------              -------------                ------------

BASIC AND DILUTED NET
      LOSS PER COMMON SHARE                            $    (   .02)              $   (    .01)
                                                       -------------              -------------
                                                       -------------              -------------
WEIGHTED AVERAGE
      NUMBER OF COMMON
      SHARES OUTSTANDING                                 36,875,020                 36,184,722
                                                       -------------              -------------
                                                       -------------              -------------

                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                              Three Months          Three Months           Cumulative
                                                                  Ended                Ended              Amounts From
                                                             March 31, 1999        March 31, 1998       November 3, 1996
                                                              (Unaudited)            (Unaudited)           (Unaudited)
                                                            ---------------        --------------       ----------------
OPERATING ACTIVITIES
      Net income (loss)                                     $    (828,750)            (368,862)          $  (3,359,144)
      Depreciation                                                 27,431                7,425                 193,708
      United States Treasury Notes
              Amortization                                          2,986                 -                     34,615
      Loss on Securities                                               -                 3,826                 (20,499)
      Stock Option Compensation                                    32,037                 -                     77,483
Changes in operating assets and liabilities:
      Prepaid expense                                             117,797                4,082                  51,047
      Interest receivable                                          57,246             (135,569)               (432,870)
      Accounts payable                                           (229,010)              52,231                 575,238
                                                            -------------       --------------          --------------
      NET CASH PROVIDED (USED) BY
      OPERATING ACTIVITIES                                       (820,263)            (436,867)             (2,880,422)
                                                            -------------       --------------          --------------
INVESTING ACTIVITIES
      Sale of marketable securities                                    -               200,000               2,164,464
      Purchase of marketable securities                                -                  -                 (2,182,967)
      Purchase of United States Treasury Notes                   (555,478)          (7,076,213)            (17,117,108)
      Sale of United States Treasury Notes                      1,502,048              619,580              13,485,596
      Purchase of capital assets                                  (15,879)             (56,882)             (1,022,505)
      Patent cost                                                      -              ( 17,562)                (37,335)
                                                            -------------       --------------          --------------
                  NET CASH PROVIDED (USED)
                  BY INVESTING ACTIVITIES                         930,691           (6,331,077)             (4,709,855)
                                                            -------------       --------------          --------------
FINANCING ACTIVITIES
      Proceeds from issuance of common stock                           -             7,000,000               6,956,313
      Proceeds from capital contributions by
         stockholders                                                  -                   -                 1,911,674
      Cost of recapitalization                                         -                   -                  (371,111)
      Principal payments on capital lease
         obligations                                              (92,586)              (5,362)               (236,531)
                                                            -------------       --------------          --------------
      NET CASH PROVIDED (USED) BY
      FINANCING ACTIVITIES                                        (92,586)           6,994,638               8,260,345
                                                            -------------       --------------          --------------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                            17,842              226,694                 670,068

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                            652,226               82,631                   -
                                                            -------------       --------------          --------------
CASH AND CASH
   EQUIVALENTS AT END OF PERIOD                             $     670,068       $      309,325          $      670,068
                                                            -------------       --------------          --------------
                                                            -------------       --------------          --------------

                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                Deficit
                                                                                              Accumulated
                                           Common Stock                          Additional   During The
                                   ---------------------------      Members       Paid-In     Development
                                     Shares            Amount        Capital       Capital        Stage            Total
                                   -----------       ---------     ----------    ----------   ------------     -----------

CONTRIBUTION OF CAPITAL                                          $     7,268                                   $     7,268

NET LOSS FOR THE PERIOD                   --              --          (1,779)          --            --             (1,779)
                                   -----------       ---------     ----------    ----------   ------------     -----------
BALANCE AT
   DECEMBER 31, 1996                      --              --           5,489           --            --              5,489

NET LOSS AND CAPITAL
   CONTRIBUTIONS FOR THE
   PERIOD JANUARY 1, 1997
   TO MAY 15, 1997                        --              --           3,511           --          (3,511)            --
                                   -----------       ---------     ----------    ----------   ------------     -----------
BALANCE AT MAY 15, 1997                   --         $    --           9,000     $     --     ($    3,511)     $     5,489

ISSUANCE OF STOCK FOR
   CASH                              6,312,833           6,313          --        1,797,137          --          1,803,450

EFFECT OF
   RECAPITALIZATION
   AND MERGER                       29,687,167          29,687        (9,000)     1,181,500         1,732        1,203,919

COST ASSOCIATED WITH
   RECAPITALIZATION
   AND MERGER                             --              --            --         (371,111)         --           (371,111)

NET LOSS FOR THE
   PERIOD MAY 16, 1997
   TO DECEMBER 31, 1997                   --              --            --             --     ($  554,702)        (554,702)
                                   -----------       ---------     ----------    ----------   ------------     -----------

BALANCE AT
   DECEMBER 31, 1997                36,000,000          36,000          --        2,607,526      (556,481)       2,087,045


ISSUANCE OF COMMON
STOCK                                  875,020             875          --        6,999,125          --          7,000,000

COST ASSOCIATED WITH
COMMON STOCK ISSUANCE                     --              --            --          (50,000)         --            (50,000)

OPTIONS ISSUED TO
CONSULTANTS                               --              --            --           45,446          --             45,446

NET LOSS FOR THE YEAR
ENDED DECEMBER 31, 1998                   --              --            --             --      (1,973,913)      (1,973,913)
                                   -----------       ---------     ----------    ----------   ------------     -----------
BALANCE AT DECEMBER 31,
1998                                36,875,020          36,875          --        9,602,097    (2,530,394)       7,108,578

OPTIONS ISSUED TO
CONSULTANTS                               --              --            --           32,037          --             32,037

NET LOSS FOR THREE
   MONTHS ENDED
   MARCH 31, 1999                         --              --            --             --        (828,750)        (828,750)
                                   -----------       ---------     ----------    ----------   ------------     -----------
BALANCE AT
   MARCH 31, 1999                   36,875,020       $  36,875     $    --       $9,634,134   ($3,359,144)     $ 6,311,865
                                   -----------       ---------     ----------    ----------   ------------     -----------
                                   -----------       ---------     ----------    ----------   ------------     -----------

                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 1999

1.   BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

      UNCERTAINTIES RELATING TO PHOTOGEN. Photogen Technologies, Inc. and its wholly-owned subsidiary Photogen, Inc. are collectively referred to as "Photogen," the "Company," "we," or "us." Portions of the discussion in this
Item 2 contain forward-looking statements and are subject to the Risk Factors described in Item 5 below.

      RESULTS OF OPERATIONS. We are a development stage company engaged in the development of advanced photodynamic therapies using drugs and medical devices. We have not completed development of any product or process at this time and have no revenues from operations. We have not generated revenues from the sale of any proposed products or other operations, and we continue to experience losses. Our net loss for the three month period ended March 31, 1999 was $828,750, compared to a loss of $368,862 for the three month period ended
March 31, 1998. The increase in losses is attributable primarily to expenses related to designing and acquiring equipment, conducting studies pursuant to pre-clinical research agreements and other research, and other general and administrative costs.

      We expect to continue to incur increasing losses for at least the next several years as we intensify research and development, clinical testing, regulatory approval activities and engage in the manufacture and/or sale of any products that we may develop. In particular, we are presently a party to four research contracts with various third parties that will require an expenditure of a total of $233,000 over the remaining terms of those contracts for the protocols currently under investigation. See "Plan of Operation," below.

      Our revenue for the three month period ended March 31, 1999 was $72,020, compared to $55,571 of revenue for the three month period ended March 31, 1998. The revenue resulted primarily from investment income on the proceeds from the sale of common stock in our 1998 private placement and 1997 restructuring. The proceeds of the sales of our common stock are invested primarily in United States Government obligations. Because we have no revenues from operations at this time, investment of such funds in that manner is necessary to avoid becoming subject to the Investment Company Act of 1940.

      LIQUIDITY; CAPITAL RESOURCES. We have used, and expect over the next 12 months to use, the gross proceeds from the March 13, 1998 private placement and from the sale of stock in our 1997 restructuring for corporate overhead and operating expenses, animal trials, the purchase or lease of scientific and laboratory equipment and related facilities, legal and regulatory consulting fees and for other working capital purposes, assuming we have no revenues during that period. Our use of cash and capital resources is presently about $330,000 per month. At that rate, we will exhaust our current funds by approximately May 2000.

      PATENT, RESEARCH AND OPERATIONAL MATTERS.   We are continuing to pursue
patent protection for our proprietary technologies with the U.S. Patent and Trademark Office, and in various foreign jurisdictions. We recently filed patent applications covering inventions in the following areas:

              - Radiocontrast (x-ray contrast) agents and methods for treating tissue using those agents

              - Radiosensitizer, agents and methods for treating tissue using a radiosensitizer
              -     Multiphoton activation technology
              - Methods and apparatus for imaging and treating tissue using photodynamic therapies
              - Additional photodynamic therapy methods and apparatus for topical treatment of disease
              - Methods and appartus for treatment of tissue containing an endogenous pigment (for example, melanoma destruction)

      We continue to pursue development of proprietary technologies as a result of our research in chemistry, photochemistry, and biochemistry. We are currently working on the following research projects:

      1. MACULAR DEGENERATION OF THE EYE. In October 1998, we executed a research agreement with Massachusetts Eye and Ear Infirmary ("MEEI"), a teaching affiliate of Harvard Medical School. Joan W. Miller, M.D. is the Principal Investigator. This agreement has a term ending in June 1999 and covers preclinical research that will evaluate the technology for treatments of age-related macular degeneration ("AMD") of the eye (additional research may be undertaken under the agreement by consent of the parties). According to the American Academy of Ophthalmology and the International Association of Online Ophthalmologists, AMD affects up to 13 million Americans by progressively damaging the center portion of the retina. AMD is a leading cause of reduced eyesight in the senior population, rarely seen before age
55. Patients lose the ability to see straight ahead and distinguish fine detail or read small print, and must eventually rely on peripheral vision. Eighty percent of the AMD cases are the "dry" form, which cannot be treated and cause gradual vision loss. The remaining cases are the more severe "wet" form, in which abnormal blood vessels grow under the retina. It is the "wet" form that our research with MEEI aims to address. Subject to the terms of the agreement, MEEI has the right to patent any new inventions arising out of the agreement, and we have the right to obtain an exclusive license concerning any such invention.

      2. OCULAR MELANOMA. In December 1998, we executed a second research agreement with MEEI. This agreement covers preclinical research to evaluate our technology for the treatment of ocular melanoma. Lucy H. Young, Ph.D., M.D., is the Principal Investigator. While ocular melanoma is a relatively rare disease (about 2,000 cases per year in the United States), it is the most prominent primary cancer of the eye in adults and there are few treatments for this condition. This research agreement will evaluate our technology as a basis for an alternative treatment that we believe could offer advantages over current radiotherapy or surgical treatment options. We intend to use the data gained through this evaluation to determine whether our technology is effective in the destruction of ocular melanoma. This agreement, currently set for a term ending in August 1999, also provides that research extensions may be undertaken by MEEI by agreement with us. Subject to the terms of the agreement, MEEI has the right to patent any new inventions arising out of this agreement, and we have the right to obtain an exclusive license concerning any invention.

      3. PROSTATE AND LUNG CANCER. In October 1998, we executed an agreement with Massachusetts General Hospital for work to be carried out at its Center for Imaging and Pharmaceutical Research ("CIPR") which will initially involve preclinical research on the treatment of prostate and lung cancer using our simultaneous two-photon excitation technology. Gerald L. Wolf, Ph.D., M.D., is the Principal Investigator. The research under the first protocol is expected to be completed in 1999. This agreement has a term ending in September 2003 and contemplates that additional projects may be performed as agreed by the parties.

      Prostate cancer is a malignancy that develops in the prostate gland, a gland that is important for the proper function of the male reproductive tract. Cancer of the prostate is the most common cancer among American men, affecting about one in five men during the course of a lifetime. Although incidence increases with age, this cancer can occur in younger men as well. This form of cancer very often occurs without symptoms. This research project will look at treatments for prostate cancer using simultaneous two-photon excitation technology.

      This research agreement will also look at possible treatments for lung cancer using simultaneous two-photon excitation technology. Most types of lung cancer can be categorized as small cell and non-small cell. In general, the small cell type is usually spread by the time of diagnosis and is treated by chemotherapy and/or radiation therapy. The non-small cell type may not have spread at the time of diagnosis and surgical resection of this type may be possible. Lung cancer can spread to almost any area of the body, with common sites being the brain, bones, bone marrow and liver. The incidence is one out of every 1,000 people, with a peak incidence occurring when a person is between 55 and 65 years old. Subject to the terms of the agreement, Massachusetts General Hospital has the right to patent any new inventions arising out of the research agreement and we have the right to obtain an exclusive license concerning any such invention.

      4. CUTANEOUS MELANOMA. In our laboratory, we performed research assessing the use of ultra-short pulsed light to directly activate melanin and its precursors to kill melanoma cells. We announced preliminary results of that research in September 1998. Tumors produced in mice were treated by scanning the affected area with light from an ultra-short pulsed laser. Tumors ranging in size from 6 to 10 millimeters (mm) in diameter and up to 3 mm deep, when treated with ultra-short pulsed laser light using simultaneous two photon excitation, produced a visible "blanching" effect, resulting from the interaction between melanin and the light. After treatment, tumor volume was reduced by 100 percent with little or no scarring. We are completing work to identify the optimum wavelength for use in treating melanoma. We have conducted experiments at 730 nanometers (nm), 800 nm and 1047 nm. To date, results at 1047 nm appear superior to 800 nm and 730 nm. We will be comparing performance at 1047 nm to 800 nm during our pre-clinical ocular-melanoma study at MEEI.

      5. TREATMENT SYSTEMS. We have been working with a laser manufacturer to design ultra-short pulsed laser systems for photodynamic treatment of melanoma and age-related macular degeneration. Two prototype systems have been assembled that include a beam scanning and focusing device. In addition, we have developed laser control software. Our scientists are working on a third prototype system to be used for surface treatments such as hair removal.

      6. NATIONAL INSTITUTES OF HEALTH STUDY. We have been working on research pursuant to a Phase I Small Business Innovation Research ("SBIR") Project grant of $99,927 from the National Institutes of Health National Cancer Institute. We announced the results of this research project in March 1998. During the course of the SBIR project, we demonstrated successful multiphoton activation of an FDA approved photoactive drug in a living organism. That study also indicated that our simultaneous two-photon laser beam could be directed at a target area in a mouse liver with little or no collateral damage to other tissues outside the target area. In contrast, conventional single-photon excitation produced damage on the laser beam line of flight and in some cases severely damaged non-targeted organs. This research was performed primarily in our laboratory, with some additional assistance through a research contract with the University of Tennessee School of Veterinary Medicine. We have prepared and submitted our application for a $900,000

Phase II SBIR grant from the National Institutes of Health National Cancer Institute to conduct additional studies regarding the efficacy of our technologies.

      7. BARRETTS ESOPHAGUS. Barretts esophagus is a precancerous condition of the esophagus created by chronic acid reflux. The esophagus is the thin-walled tube that conveys food to the stomach. Because of its thin walls and multiple tissue structures, successful photodynamic therapy must avoid penetrating the esophagus and damaging deeper tissue layers. Problems with conventional photodynamic therapy have included burning of the esophageal wall caused by the laser light, and deep tissue damage creating post treatment strictures.
In our laboratory, we demonstrated selective targeting of a drug topically applied in murine esophageal tissue. The potential benefits of this approach in humans may be reduced treatment cost and improved safety and efficacy. In June 1999, we plan to begin preclinical trials in canines for treatment of Barretts esophagus through our research agreement with the University of Tennessee School of Veterinary Medicine.

      8. RADIOSENSITIZER STUDY. We recently demonstrated that a new class of photodynamic therapy agents may potentially be successful radiosensitizers. A drug injected directly into a tumor grown on the side of a laboratory mouse was retained in the tumor for many days with small amounts of leakage and produced enough x-ray contrast to clearly identify the tumor images on a conventional CT scan. We believe these early results indicate that the drug may be sufficient for use in imaging tumor margins and as a radiosensitizer. Ideally, use of this agent should enable significant reduction in the x-ray dosage required to kill the target tissue. Availability of such an agent would allow redefinition of radiation therapy. The safety risks of radiation would be significantly reduced with reduced dosage, and efficacy may be improved through the use of the radiosensitizer. These developments could expand the use of radiation therapy and, when used as a contrast agent that more clearly identifies tumor margins, could allow surgeons to improve surgical removal of tumors.

      9. HAIR REMOVAL STUDY. In our laboratory, we are investigating the use of ultra-short pulsed laser light to remove hair. We believe the mechanism is the same as that for treating melanoma: the melanin in the hair follicle and melanocytes become photoactivated and destroy the hair follicle. We are utilizing a mouse model to show technical feasibility and may work toward commencing further preclinical and human clinical trials.

      10. DIAGNOSTIC EXPERIMENTS. In our laboratory, we are experimenting with the diagnostic capabilities of simultaneous two-photon excitation. We conducted initial experiments on a chicken breast (used to simulate tissue). We demonstrated the capability to retrieve signals through 5 mm of chicken breast using the common dye fluorescein. We are attempting to improve the signal-to-noise ratio, through the use of our proprietary modulation technologies. If successful, this improvement could result in faster imaging, better resolution and increased depth at which diagnosis could be conducted.

      We cannot guarantee that our research will lead to the development of new patentable technology, or that commercial products will be developed from our technologies and successfully sold. We plan to continue to pursue preclinical and clinical testing of proposed products in the areas of chemistry, photochemistry and biochemistry. However, we cannot assure investors that we will receive any grant monies, will be able to successfully develop and obtain proprietary protection for new technologies, or that we can develop products from these technologies that can be commercialized. We have not entered into any collaborative agreements for the development of any specific product and we do not expect to do so until further research and clinical trials are concluded.

      We are occupying approximately 4,000 square feet of office and laboratory space in Knoxville, Tennessee. We pay a monthly rental of $4,680 for the facility (including certain equipment) plus charges for utilities and similar items. We are proceeding to equip our laser research and development laboratory with certain laser equipment systems made available by a large laser manufacturer. We have received, installed and started-up three ultra-short pulsed laser systems required for conduct of animal studies for use in the photodynamic treatment of melanoma and age-related macular degeneration. We anticipate taking delivery of another laser system for use in hair removal in mid-1999. We have completed development of a software package for use in the control and operation of these laser systems.

      PLAN OF OPERATION. During the next twelve months, we will continue with animal studies and evaluation of proprietary photoactive agent candidates, pursuing patent protection and seeking potential research and development and collaboration candidates. During the three months ended March 31, 1999, we spent approximately $191,234 to acquire equipment necessary to support animal clinical trials, and on development of our proprietary photoactive agent and targeting systems. During the first quarter of 1999, we purchased approximately $87,582 of laboratory equipment. We anticipate increased spending during the second quarter for clinical equipment and clinical work provided by third-party researchers. During the next twelve months we expect to spend approximately $685,000 to acquire new equipment. The four research contracts to which we are currently a party in the aggregate will require us to spend $233,000 during the next twelve months for the projects presently contemplated under those agreements. Additional projects may be undertaken with those institutions for compensation to be agreed upon at that time.

      We are evaluating our future needs for laboratory and office space and for scientific, managerial and support personnel. See "Risk Factors" in Item 5, below. We may exercise our renewal option under our lease, which will involve an increase in rent of about $.50 per square foot; and we intend to link expansion of facilities and staff to completion of technical and financial milestones. We presently anticipate slowly adding additional personnel to support our current activities, while deferring any substantial growth in hiring and acquisition of space and equipment until the final results of preclinical and human trials are known. However, we will consider faster growth if that would present opportunities to increase our product pipeline, or opportunities for more rapid FDA approval or to attain licensing revenues. We intend to structure our research and development and collaborative arrangements to make the fullest possible use of personnel and facilities provided by the parties with whom we may contract.

      For the reasons stated above, we believe we have enough cash resources for our current commitments during the next 12 months and will not be required to raise additional funds. However, as we progress toward human clinical trials, our use of capital will increase and will continue to do so at an accelerating pace. Greater capital resources would enable us to quicken and expand our research and development activities over that 12-month period; and our failure to raise additional capital will (absent a suitable collaborative agreement providing for a third party to take over these functions) significantly impair our ability to conduct further research and development activities beyond those currently contracted for and our ability to seek regulatory approval for any possible product resulting from that research. Under the present circumstances, we expect to exhaust our current capital by approximately May 2000. In any event, complete development and commercialization of our technology will require substantial additional funds. Accordingly, we are continuously evaluating capital formation activities and opportunities, either as part of collaborative arrangements with third parties or through offerings of equity or debt unrelated to collaborations. See "Risk Factors" in Item 5, below.

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

      We have completed assessment of the impact of Year 2000 on our operations and important systems. We also inquired about the Year 2000 readiness of our material vendors, research institutions under contract with us, and other material third parties on which we rely.

      With respect to our information technology systems, we believe that with upgrades to our existing computer software, all of which should be readily available in the market, the Year 2000 issue will not have a material adverse affect on our financial position or results of operations. We expect to have these upgrades completed by the end of 1999 and do not expect the cost of the upgrades to be material (less than $5,000). With respect to embedded technologies, we believe they are either Year 2000 compliant or will not be materially effected by the Year 2000 problem because they do not significantly rely upon date sensitive software.

      To date, we do not believe most third parties' Year 2000 issues will have a material adverse impact on our operations. However, we have not been able to verify that the Massachusetts Eye and Ear Infirmary ("MEEI"), with which we have two research agreements, will have addressed its own Year 2000 issues. If the Year 2000 issue causes an interruption in the research MEEI is performing for us, we may (depending on the circumstances) agree to delay some or all of the research or transfer the research to another institution. This could delay the progress of research on those projects for as much as six to nine months and would correspondingly delay the commencement of human clinical trials and any resulting product. However, much of MEEI's research may be completed before the end of 1999 and would not be affected by the Year 2000 issue.

      We believe that a "worst case" scenario would result where the systems of third parties are not timely converted and a third party fails to remediate its own Year 2000 issues. In a worst case scenario, we could incur an adverse affect due to interruption of third party systems. However, we currently believe that any adverse effect would involve primarily disruption to sponsored research operations which we believe could be transferred to alternative third parties who were Year 2000 compliant. Any such transfer could result in a delay of research operations. At present we cannot estimate the likelihood or potential cost of such third party failures.

                           PART II - OTHER INFORMATION

ITEM 5.           OTHER INFORMATION

                                  RISK FACTORS

      Photogen and its business involve a high degree of risk. You should carefully consider the risks listed below and all of the information contained in this From 10-QSB and our other filings with the Securities and Exchange Commission. The risks listed below are not all of the risks facing Photogen. There may be additional risks and uncertainties that we currently are not aware of or have deemed not material, all of which could have a negative impact on our business, financial condition and results of operations. "We" and "our" refer to Photogen Technologies, Inc. and its wholly owned subsidiary Photogen, Inc.

      This Form 10-QSB and other filings, announcements and documents of Photogen and oral statements of our representatives contain "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and other factors that may cause our actual results or performance to differ materially from any results or performance expressed or implied by those statements. Examples of forward-looking statements include predictive statements, statements that depend on or refer to future events or conditions, which include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "should," "may" or similar expressions, or statements that involve hypothetical events.

      Forward-looking statements discuss future events or circumstances, including future revenues, earnings or growth rates, ongoing business strategies or prospects, and our possible future actions. These statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about Photogen, economic and market factors and the industries in which we do business, and other factors. Forward-looking statements are not guaranties of future performance and actual events and results may differ materially from those expressed or forecasted in forward-looking statements. We have no specific intention to update these statements.

      The following are some of the key risk factors that may affect Photogen's future results:

WE ARE A DEVELOPMENT STAGE COMPANY AND DO NOT HAVE ANY PRODUCTS OR REVENUES FROM SALES.

             Our company and our technology are in an early stage of development. We have not generated revenues from sales or operations, and we do not expect to generate any revenues for at least several years. The products we currently contemplate developing will require significant additional research and development, preclinical and clinical testing and regulatory approval before they can be manufactured and sold. As a result of changing economic considerations, market, clinical or regulatory conditions, or clinical trial results, we may shift our focus or determine not to continue one or more of the projects we are currently pursuing.

WE HAVE A HISTORY OF LOSSES AND MAY NOT ACHIEVE OR MAINTAIN FUTURE PROFITS OR PAYMENT OF DIVIDENDS.

             We have incurred losses since the beginning of our operations.
      As of March 31, 1999, we have incurred total losses of $3,359,144. We expect our losses to increase in the future as our financial resources are used for research and development, preclinical and clinical testing, regulatory activities, manufacturing, marketing and other related expenses. We may not be able to achieve or maintain profitability in the future. We have never declared or paid any cash dividends to stockholders, and do not expect to do so in the foreseeable future.

WE MUST OBTAIN SIGNIFICANT ADDITIONAL FINANCING.

             Under the present circumstances, we will exhaust our available capital by approximately May 2000. We will need substantial additional financing for our research, clinical testing, product development and marketing programs. We cannot accurately estimate the amount of additional financing required; however, the amount could be at least an additional $50 million. Depending on market conditions, we will attempt to raise additional capital through stock and debt offerings, collaborative relationships and other available sources. Additional funds may not be available on acceptable terms, if at all, and existing stockholders may be diluted as a result of those offerings.

WE ARE HIGHLY DEPENDENT UPON A SMALL NUMBER OF EMPLOYEES AND CONSULTANTS WHO PROVIDE SCIENTIFIC AND MANAGEMENT EXPERTISE.

             These individuals have entered into employment or consulting agreements, confidentiality and/or non-competition agreements. We could suffer competitive disadvantage, loss of intellectual property rights or other material adverse effects on our business and results of operations if any employee or consultant violates or terminates these agreements or terminates their association with us.

OUR PROPOSED PRODUCTS ARE SUBJECT TO EXTENSIVE TESTING AND GOVERNMENT REGULATION AND APPROVAL, INCLUDING BY THE FOOD AND DRUG ADMINISTRATION.

             Our proposed drug and device products have not begun or completed the FDA's extensive approval process which must be completed before proposed products can be manufactured or sold. This process includes preclinical and clinical testing for effective use and safety in animals and humans. The time frame necessary to perform these tasks for any individual product is long and uncertain, and we may encounter problems or delays which we cannot predict at this time. Even if clinical trials are successful, our proposed products may not demonstrate sufficient effectiveness or safety to warrant approval by the FDA or other domestic or foreign regulatory authorities. Any regulatory approval may not cover the clinical symptoms or circumstances that we may seek.

BECAUSE WE DO NOT HAVE, AND DO NOT INTEND TO DEVELOP, INTERNAL RESEARCH, MANUFACTURING OR CLINICAL TESTING FACILITIES OR MARKETING RESOURCES FOR OUR PROPOSED PRODUCTS, WE WILL HAVE TO RELY ON THIRD PARTIES AND COLLABORATIVE RELATIONSHIPS.

             We must enter into collaborative relationships with third parties for research and development, preclinical and clinical testing, manufacturing, marketing and distribution of our proposed products. We will also be dependent on third parties for the supply of laser products and for supplies of photodynamic drugs. We have several research agreements with third parties. However, we may not be able to negotiate other acceptable collaborative and supply arrangements in the future.

             Collaborative relationships may limit or restrict our operations or may not result in an adequate supply of necessary resources. Our collaborative partners could also pursue alternative technologies as a means of developing or marketing products for the diseases targeted by our collaborative programs. Failure of a collaborative partner to perform under its agreement or its failure to meet regulatory standards could delay or prematurely terminate clinical testing of our proposed products.

LOSS OF PATENT AND OTHER INTELLECTUAL PROPERTY PROTECTION WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

             Our success will depend, in part, on our ability to obtain, assert and defend our patents, protect trade secrets and operate without infringing upon the intellectual property of others. Our patent applications may not result in issued patents. Moreover, any issued patents may not provide us with adequate protection of our intellectual property or competitive advantages. Patented inventions may be "reverse engineered" by our competitors, and third parties may challenge our existing patents and seek to hold them invalid or unenforceable. Existing or future patents or patent applications of our competitors may interfere, invalidate, conflict or infringe with our patents or patent applications. Similarly, our use of the methods or technologies contained in our patents and other intellectual property may conflict or infringe the rights of others.

             Litigation over patents and other intellectual property rights occurs frequently in our industry, and there is a risk that we may not prevail in that litigation. Those disputes can be expensive and time consuming, even if we win. Intellectual property disputes are often settled through licensing arrangements that could be costly to us. In any intellectual property litigation, it is possible that licenses necessary to settle the dispute would not be available, or that we would not be able to redesign our technologies to avoid any claimed infringement.

             Confidentiality agreements covering our intellectual property may be violated and we may not have adequate remedies for any violation. Also, our intellectual property may in other ways become known or be independently discovered by competitors.

OUR POTENTIAL MARKETS ARE EXTREMELY COMPETITIVE.

             We face substantial competition from competitors with greater financial, technical and human resources and with greater experience in developing products, conducting preclinical or clinical testing, obtaining regulatory approvals, manufacturing and marketing. Our competitors include firms in the field of photodynamic therapy as well as other fields generally relating to the diagnosis and treatment of disease using different technologies or scientific and medical approaches. Examples of those technologies are novel drugs, hyperthermic and ultrasound procedures. Some of these firms have drugs or devices that have completed or are in advanced stages of clinical trials and regulatory approvals.

             Our competitors may develop technologies and obtain patent protection that could render our technologies or products obsolete or less competitive or our patents unenforceable. Due to the inherent risk of failure associated with the testing, development and production of new and innovative technologies, our technologies and products may be found to be ineffective, have unanticipated limitations or otherwise be unsuccessful in the marketplace.

A SMALL GROUP OF STOCKHOLDERS CONTROLS PHOTOGEN.

             A small group of our officers, directors and others control approximately 85% of our outstanding common stock. Several of our principal stockholders are also parties to a Voting Agreement concerning the election of certain designees to the Board of Directors of Photogen Technologies, Inc. and Photogen, Inc. This group of stockholders can significantly influence Photogen and the direction of our business and affairs. This concentration of ownership may delay or prevent a change in control of Photogen, and may also result in a small supply of shares available for purchase in the public securities markets. These factors may affect the market and the market price for our common stock in ways that do not reflect the intrinsic value of the stock.

OUR STOCK PRICE IS VOLATILE.

             Our stock price and trading volume has fluctuated and is likely to continue to fluctuate significantly for reasons that may not have any relationship to our operating performance or other factors that traditionally determine a company's value. The following factors may have an impact on the price of our stock:

                  - announcements by us or others regarding scientific discoveries, technological innovations, commercial products, patents or proprietary rights;

                  -        the progress of preclinical or clinical trials;

                  -        changes in government regulation;

                  -        public concern about the safety of devices or drugs;
                           and

                  - changes in our financial performance from period to period; securities analysts' reports; and general market conditions.

             Our stock trades in the over-the-counter bulletin board market but is not listed or traded on any stock exchange at this time. State securities laws may also limit the extent to which brokers in a number of states may solicit transactions in our stock.

COMPUTER PROBLEMS RESULTING FROM THE YEAR 2000 ISSUE PRESENT POTENTIAL UNCERTAINTIES.

             We may incur delays in research and other material problems if the computer systems and other information technology systems that we use or that are used by certain third parties upon whom we rely for services do not accurately and adequately address the

      Year 2000 issue. We many not be able to identify and address all Year 2000 issues, including those of third parties. Failure to identify and correct unknown Year 2000 issues by us or important third parties on whom we rely could have a material adverse effect on our business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition or Plan of Operation -- Year 2000 Issues," above.

WE CANNOT PREDICT THE EFFECT OF CHANGES IN HEALTH CARE REIMBURSEMENT AND LEGISLATIVE REFORM ON OUR BUSINESS.

             Our success will depend, in part, on the extent to which health insurers, managed care entities and similar organizations, provide coverage or reimbursement for the medical procedures and devices we plan to develop. These third party payors are increasingly challenging the price of medical procedures and services and establishing guidelines that may limit physicians' selections of innovative products and procedures. We also cannot predict the effect of any current or future legislation or regulations relating to third party coverage or reimbursement on our business. We may not be able to achieve market acceptance of our proposed products or maintain price levels sufficient to achieve or maintain any profits on our proposed products if adequate reimbursement coverage is not available.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following is a list of exhibits filed as part of this Form 10-QSB. Exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parenthesis.



    EXHIBIT NO.   DESCRIPTION
    ----------    -----------
       3.1       Restated Articles of Incorporation of Photogen Technologies,
                 Inc.  (Filed as exhibit 3.1 to the Company's Current Report on
                 Form 8-K dated June 17, 1998 and incorporated herein by
                 reference.)

       3.2 Bylaws of Photogen Technologies, Inc. (Filed as exhibit 3.2 to the Company's Registration Statement on Form 10-SB dated
                 December 24, 1997 and incorporated herein by reference.)

       3.3       Charter of Photogen, Inc.  (Filed as exhibit 3.3 to the
                 Company's Registration Statement on Form 10-SB dated December
                 24, 1997 and incorporated herein by reference.)

       3.4 Amended and Restated Bylaws of Photogen, Inc. (Filed as exhibit 3.4 to the Company's Form 10-KSB dated March 30, 1999 and incorporated herein by reference.)

      10.1       Photogen Technologies, Inc. 1998 Long Term Incentive
                 Compensation Plan

      10.2 Form of Non-Qualified Stock Option Award Agreement entered into by the Company and each of Lester McKeever, Jr., Daniel
                 Tosteson, Ph.D., M.D., Mark Peterson, Harry Morrison, Ph.D.
                 and Merrill Biel, Ph.D., M.D. (Filed as exhibit 10.7 to the
                 Company's Form 10-KSB dated March 30, 1999 and incorporated herein by reference.)

      10.3 Form of Consulting Agreement entered into by the Company and each of Daniel Tosteson, Ph.D., M.D., Harry Morrison, Ph.D.
                 and Merrill Biel, Ph.D., M.D. (Filed as exhibit 10.12 to the
                 Company's Form 10-KSB dated March 30, 1999 and incorporated herein by reference.)

       27        Financial Data Schedule of Photogen Technologies, Inc.


(b)               Reports on Form 8-K.

      The following reports on Form 8-K were filed in the three month period ended March 31, 1999:

      1. Report on Form 8-K dated March 23, 1999, disclosing the announcement of Photogen's initiation of pre-clinical testing for two complex eye disorders.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Photogen Technologies, Inc.


                                                   /s/ John T. Smolik
                                                   ---------------------------
Date:   May 14, 1999                               John T. Smolik, President

                                  EXHIBIT INDEX



     EXHIBIT NO.   DESCRIPTION
     ----------    -----------
      +3.1       Restated Articles of Incorporation of Photogen Technologies,
                 Inc.  (Filed as exhibit 3.1 to the Company's Current Report on
                 Form 8-K dated June 17, 1998 and incorporated herein by
                 reference.)

      +3.2 Bylaws of Photogen Technologies, Inc. (Filed as exhibit 3.2 to the Company's Registration Statement on Form 10-SB dated
                 December 24, 1997 and incorporated herein by reference.)

      +3.3       Charter of Photogen, Inc.  (Filed as exhibit 3.3 to the
                 Company's Registration Statement on Form 10-SB dated December
                 24, 1997 and incorporated herein by reference.)

      +3.4 Amended and Restated Bylaws of Photogen, Inc. (Filed as exhibit 3.4 to the Company's Form 10-KSB date March 30, 1999 and incorporated herein by reference.)

      *10.1      Photogen Technologies, Inc. 1998 Long Term Incentive
                 Compensation Plan

      +10.2 Form of Non-Qualified Stock Option Award Agreement entered into by the Company and each of Lester McKeever, Jr., Daniel
                 Tosteson, Ph.D., M.D., Mark Peterson, Harry Morrison, Ph.D.
                 and Merrill Biel, Ph.D., M.D. (Filed as exhibit 10.7 to the
                 Company's Form 10-KSB dated March 30, 1999 and incorporated herein by reference.)

      +10.3 Form of Consulting Agreement entered into by the Company and each of Daniel Tosteson, Ph.D., M.D., Harry Morrison, Ph.D.
                 and Merrill Biel, Ph.D., M.D. (Filed as exhibit 10.12 to the
                 Company's Form 10-KSB dated March 30, 1999 and incorporated herein by reference.)

      *27        Financial Data Schedule of Photogen Technologies, Inc.


+     Incorporated by reference from the filing indicated.
*     Filed herewith.