Form 10QSB
period 1999-06-30
PHOTOGEN TECHNOLOGIES INC
filed 1999-08-13
CIK 761237

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1999

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

               YES:  /x/        NO:  / /

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,875,020 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE, ISSUED AND OUTSTANDING AS OF AUGUST 9, 1999. NO SHARES OF PREFERRED STOCK, $.01 PAR VALUE PER SHARE, WERE ISSUED OR OUTSTANDING AS OF THAT DATE.

     Transitional Small Business Disclosure Format:

               YES: / /          NO:  /x/

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              INDEX
                                                                           PAGE

PART I  -  FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED) . . . . . . . . . . . .   1

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION OR PLAN OF OPERATION . . . . . .   6

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
                       SECURITY HOLDERS . . . . . . . . . . . . . . . . . .  13

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . .. . . . . . . 13

         ITEM 5.   OTHER INFORMATION  . . . . . . .  . . . . . . . . . . . . 13

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K  . .. . .  . . . . . . . 17

                                          PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                            PHOTOGEN TECHNOLOGIES, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                   June 30, 1999       December 31, 1998
                                                                   -------------       -----------------
                                                                    (Unaudited)            (Audited)
                                                     ASSETS

CURRENT ASSETS
         Cash and cash equivalents                                    $  760,394           $   652,226
         Interest receivable                                              47,811               121,471
         Prepaid expenses                                                230,109               435,395
                                                                      ----------             ----------
              TOTAL CURRENT ASSETS                                     1,038,314              1,209,092

UNITED STATES TREASURY NOTES, TOTAL
         FACE VALUE $3,510,000 and $5,660,000                          3,519,406              5,682,105

EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                   1,270,557              1,169,388
                                                                      ----------             ----------
              TOTAL ASSETS                                            $5,828,277             $8,060,585
                                                                      ----------             ----------
                                                                      ----------             ----------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts Payable                                               $458,659             $  804,248
         Current portion of obligations under
               capital leases                                             49,104                111,769
                                                                      ----------             ----------
              TOTAL CURRENT LIABILITIES                                  507,763                916,017
                                                                      ----------             ----------

OBLIGATION UNDER CAPITAL LEASES                                                -                 35,990
                                                                      ----------             ----------
                                                                      ----------             ----------

SHAREHOLDERS' EQUITY
         Preferred stock; par value
         $.01 per share; 5,000,000
         shares authorized; none issued                                        -                      -

         Common stock; par value $.001
         per share; 150,000,000 shares
         authorized; 36,875,020 shares issued and
         outstanding                                                      36,875                 36,875

         Additional paid-in capital                                    9,666,171              9,602,097

         Deficit accumulated during
         development stage after
         recapitalization                                             (4,382,532)            (2,530,394)
                                                                      ----------             ----------

              TOTAL SHAREHOLDERS' EQUITY                               5,320,514              7,108,578
                                                                      ----------             ----------

                                                                     $ 5,828,277             $8,060,585
                                                                      ----------             ----------
                                                                      ----------             ----------

                                      1

                                            PHOTOGEN TECHNOLOGIES, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                    Three Months   Three Months       Six Months       Six Months       Cumulative Amounts
                                       ended           ended            Ended            Ended                 From
                                   June 30, 1999    June 30, 1998   June 30, 1999     June 30, 1998      November 3, 1996
                                   -------------  ---------------   -------------     -------------     ------------------
                                    (Unaudited)     (Unaudited)      (Unaudited)      (Unaudited)              (Unaudited)
REVENUES
      Investment Income                   47,287         94,611        $119,307            $150,182             $  619,039

EXPENSES
      General and administrative       1,070,675        476,391       1,971,445             900,824              5,001,571
                                      ----------     ----------      ----------          ----------             ----------

                  NET LOSS            (1,023,388)      (381,780)     (1,852,138)           (750,642)            (4,382,532)
                                      ----------     ----------      ----------          -----------            ----------
                                      ----------     ----------      ----------          -----------            ----------

BASIC AND DILUTED NET
      LOSS PER COMMON SHARE                 (.03)          (.01)           (.05)               (.02)
                                      ----------     ----------      ----------          -----------
                                      ----------     ----------      ----------          -----------

WEIGHTED AVERAGE
      NUMBER OF COMMON
      SHARES OUTSTANDING              36,875,020     36,531,768      36,875,020          36,531,768
                                      ----------     ----------      ----------          -----------
                                      ----------     ----------      ----------          -----------

                                            PHOTOGEN TECHNOLOGIES, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                                    (UNAUDITED)

                                                                                                               Cumulative
                                                           Six Months Ended        Six Months Ended           Amounts From
                                                            June 30, 1999            June 30, 1998          November 3, 1996
                                                           ----------------        ----------------         ----------------
                                                             (Unaudited)             (Unaudited)               (Unaudited)
OPERATING ACTIVITIES
      Net income (loss)                                       $(1,852,138)              (750,642)              $(4,382,532)
      Depreciation                                                  90,258                12,699                   256,535
      United States Treasury Notes
              Amortization                                          18,191                     -                    49,820
      Loss on Securities                                                 -                 9,238                   (20,499)
         Stock Option Compensation                                  64,074                     -                   109,520
Changes in operating assets and liabilities:
      Prepaid expense                                              205,286                 8,164                   138,536
      Interest receivable                                           73,660                11,175                  (416,456)
      Accounts payable                                            (345,589)              (87,918)                  458,659
                                                                ----------            -----------              -----------

      NET CASH PROVIDED (USED) BY
      OPERATING ACTIVITIES                                      (1,746,258)             (797,284)               (3,806,417)
                                                                ----------            -----------              -----------

INVESTING ACTIVITIES
      Sale of marketable securities                                      -               400,000                 2,164,464
      Purchase of marketable securities                                  -                   -                  (2,182,967)
      Purchase of United States Treasury Notes                    (857,540)           (7,795,816)              (17,419,170)
      Sale of United States Treasury Notes                       3,002,048             1,507,052                14,985,596
      Purchase of capital assets                                  (191,427)             (191,341)               (1,198,053)
      Patent cost                                                        -              ( 48,368)                  (37,335)
                                                                ----------            -----------              -----------

                  NET CASH PROVIDED (USED)
                  BY INVESTING ACTIVITIES                        1,953,081            (6,128,473)               (3,687,465)
                                                                ----------            -----------              -----------
FINANCING ACTIVITIES
      Proceeds from issuance of common stock                             -             7,000,000                 6,956,313
      Proceeds from capital contributions by
         stockholders                                                    -                     -                 1,911,674
      Cost of recapitalization                                           -                     -                  (371,111)
      Principal payments on capital lease
         obligations                                               (98,655)               (9,769)                 (242,600)
                                                                ----------            -----------              -----------

      NET CASH PROVIDED (USED) BY
      FINANCING ACTIVITIES                                         (98,655)            6,990,231                 8,254,276
                                                                ----------            -----------              -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                            108,168                64,474                   760,394

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                             652,226                82,631                         -
                                                                ----------            -----------              -----------

CASH AND CASH
   EQUIVALENTS AT END OF PERIOD                                   $760,394           $   147,105               $   760,394
                                                                ----------            -----------              -----------
                                                                ----------            -----------              -----------

                                      3

                                     PHOTOGEN TECHNOLOGIES, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                             (UNAUDITED)

                                                                                                    Deficit
                                                                                                   Accumulated
                                             Common Stock                          Additional       During The
                                          -------------------         Members        Paid-In        Development
                                          Shares       Amount         Capital        Capital           Stage             Total
                                          ------       ------         -------      ----------       -----------         --------
CONTRIBUTION OF CAPITAL                                              $  7,268                                          $    7,268

NET LOSS FOR THE PERIOD                           -         -          (1,779)              -                 -            (1,779)
                                       ------------   -------       ---------      ----------       -----------        ---------
BALANCE AT
   DECEMBER 31, 1996                              -         -           5,489               -                 -             5,489

NET LOSS AND CAPITAL
   CONTRIBUTIONS FOR THE
   PERIOD JANUARY 1, 1997
   TO MAY 15, 1997                                -         -           3,511               -            (3,511)                -
                                       ------------   -------       ---------      ----------       -----------        ---------


BALANCE AT MAY 15, 1997               $           -   $     -         $ 9,000       $       -         ($  3,511)            5,489

ISSUANCE OF STOCK FOR
   CASH                                   6,312,833     6,313               -       1,797,137                 -         1,803,450

EFFECT OF
   RECAPITALIZATION
   AND MERGER                            29,687,167    29,687        (  9,000)      1,181,500             1,732         1,203,919

COST ASSOCIATED WITH
   RECAPITALIZATION
   AND MERGER                                     -         -               -        (371,111)                -          (371,111)

NET LOSS FOR THE
   PERIOD MAY 16, 1997
   TO DECEMBER 31, 1997                           -         -               -               -         ($554,702)         (554,702)
                                       ------------   -------       ---------      ----------       -----------        ---------

BALANCE AT
   DECEMBER 31, 1997                     36,000,000    36,000               -       2,607,526          (556,481)        2,087,045


ISSUANCE OF COMMON
STOCK                                       875,020       875               -       6,999,125                 -         7,000,000

COST ASSOCIATED WITH
COMMON STOCK ISSUANCE                             -         -               -         (50,000)                -           (50,000)

OPTIONS ISSUED TO
CONSULTANTS                                       -         -               -          45,446                 -            45,446

NET LOSS FOR THE YEAR
ENDED DECEMBER 31, 1998                           -         -               -               -        (1,973,913)       (1,973,913)
                                       ------------   -------       ---------      ----------       -----------        ---------

BALANCE AT DECEMBER 31,
1998                                     36,875,020    36,875               -       9,602,097        (2,530,394)        7,108,578

OPTIONS ISSUED TO
CONSULTANTS                                       -         -               -          64,074                 -            64,074

 NET LOSS FOR SIX
   MONTHS ENDED
   JUNE 30, 1999                                  -         -               -               -        (1,852,138)       (1,852,138)
                                       ------------   -------       ---------      ----------       -----------        ---------
BALANCE AT
   JUNE 30, 1999                       $ 36,875,020   $36,875       $       -      $9,666,171       ($4,382,532)       $5,320,514
                                       ------------   -------       ---------      ----------       -----------        ---------
                                       ------------   -------       ---------      ----------       -----------        ---------

                          PHOTOGEN TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  June 30, 1999

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

     RESULTS OF OPERATIONS. We are a development stage company engaged in the development of advanced photodynamic therapies using drugs and medical devices. We have not completed development of any product or process at this time and have no revenues from operations. We have not generated revenues from the sale of any proposed products or other operations, and we continue to experience losses. Our net loss for the six month period ended June 30, 1999 was $1,852,138, compared to a loss of $750,642 for the six month period ended June 30, 1998. Our net loss for the three month period ended June 30, 1999 was $1,023,388, compared to a loss of $381,780 for the three month period ended June 30, 1998. The increase in losses is attributable primarily to expenses related to designing and acquiring equipment, conducting studies pursuant to preclinical research agreements and other research, and other general and administrative costs.

     We expect to continue to incur increasing losses for at least the next several years as we intensify research and development, clinical testing, regulatory approval activities and engage in the manufacture and/or sale of any products that we may develop. In particular, we are presently a party to three research contracts with various third parties that will require an expenditure of a total of $96,996 over the remaining terms of those contracts for the protocols currently under investigation. See "Plan of Operation," below.

     Our revenue for the six month period ended June 30, 1999 was $119,307, compared to $150,182 of revenue for the six month period ended June 30, 1998. Our revenue for the three month period ended June 30, 1999 was $47,287, compared to $94,611 of revenue during the three months ended June 30, 1998. The revenue resulted primarily from investment income on the proceeds from the sale of common stock in our 1998 private placement and 1997 restructuring. The proceeds of the sales of our common stock are invested primarily in United States Government obligations. Because we have no revenues from operations at this time, investment of such funds in that manner is necessary to avoid becoming subject to the Investment Company Act of 1940.

     RESEARCH, PATENT, AND OPERATIONAL MATTERS.   We are continuing to pursue
patent protection for our proprietary technologies with the U.S. Patent and Trademark Office, and in various foreign jurisdictions. We recently filed patent applications covering inventions in the following areas:

     - Radiocontrast (x-ray contrast) agents and methods for treating tissue using those agents

     - Radiosensitizer, agents and methods for treating tissue using a radiosensitizer
     -    Multiphoton activation technology
     - Methods and apparatus for imaging and treating tissue using photodynamic therapies
     - Additional photodynamic therapy methods and apparatus for topical treatment of disease
     - Methods and apparatus for treatment of tissue containing an endogenous pigment (for example, melanoma destruction)

     We continue to pursue development of proprietary technologies as a result of our research in chemistry, photochemistry, and biochemistry. Our technologies embrace a broad definition of photodynamic therapy processes, predominantly from the standpoint of the use of a wide spectrum of light sources. Our technological applications are based on using ultrafast-pulsed, near infrared light, visible green light, and x-rays (high energy photons), generated by ultrafast-pulsed lasers (using our proprietary simultaneous two photon excitation and multi-photon excitation processes) and other means. We have been concentrating our research in the following applications: ophthalmology, oncology, dermatology, imaging and related fields. We will be evaluating the data obtained from these research projects with a view to designing future human clinical trials in one or more of these applications. We are currently working on the following research projects:

     1. MACULAR DEGENERATION OF THE EYE. In October 1998, we executed a research agreement with Massachusetts Eye and Ear Infirmary ("MEEI"), a teaching affiliate of Harvard Medical School. Joan W. Miller, M.D. was the Principal Investigator. This agreement had a term ending in June 1999 and covered preclinical research that evaluated the technology for treatments of age-related macular degeneration ("AMD") of the eye. AMD is a leading cause of reduced eyesight in the senior population by progressively damaging the center portion of the retina. Patients lose the ability to see straight ahead and distinguish fine detail or read small print, and must eventually rely on peripheral vision. Eighty percent of the AMD cases are the "dry" form, which cannot be treated and cause gradual vision loss. The remaining cases are the more severe "wet" form, in which abnormal blood vessels grow under the retina. It is the "wet" form that our research with MEEI addressed. We tested a number of photodynamic drugs with our prototype ultra-fast pulsed lasers and an ophthalmic slit-lamp. We are evaluating the results of this preclinical research. Subject to the terms of the agreement, MEEI has the right to patent any new inventions arising out of the agreement, and we have the right to obtain an exclusive license concerning any such invention.

     2. OCULAR MELANOMA. In December 1998, we executed a second research agreement with MEEI. This agreement covers preclinical research to evaluate our technology for the treatment of ocular melanoma. Lucy H. Young, Ph.D., M.D., is the Principal Investigator. While ocular melanoma is a relatively rare disease (about 2,000 cases per year in the United States), it is the most prominent primary cancer of the eye in adults and there are few treatments for this condition. This research agreement will evaluate our technology as a basis for an alternative treatment that we believe could offer advantages over current radiotherapy or surgical treatment options. We intend to use the data gained through this evaluation to determine whether our technology is effective in the destruction of ocular melanoma. This agreement provides that research extensions may be undertaken by MEEI by agreement with us, and the agreement was amended June 8, 1999 to extend the term to end in November 1999. Subject to the terms of the agreement, MEEI has the right to patent any new inventions arising out of this agreement, and we have the right to obtain an exclusive license concerning any invention.

     3. PROSTATE AND LUNG CANCER. In October 1998, we executed an agreement with Massachusetts General Hospital for work to be carried out at its Center for Imaging and Pharmaceutical Research ("CIPR") which will initially involve preclinical research on the treatment of prostate and lung cancer using our simultaneous two-photon excitation technology. Gerald L. Wolf, Ph.D., M.D., is the Principal Investigator. The research under the first protocol is expected to be completed in 1999. This agreement is expected to terminate when Dr. Wolf moves his laboratory as discussed below. Subject to the terms of the agreement, Massachusetts General Hospital has the right to patent any new inventions arising out of the research agreement and we have the right to obtain an exclusive license concerning any such invention.

     Dr. Wolf is joining the Photogen staff as Medical Director to head research and development in the oncology area. Dr. Wolf is also moving his laboratory to a Photogen sponsored facility located at a well-known university research center (while maintaining an affiliation as an Emeritus professor at Harvard Medical School) to complete animal preclinical work. We plan to expand this research to cover breast cancer, in addition to cancers of the lung and prostate. We granted Dr. Wolf options to acquire 750,000 shares of common stock, 150,000 shares of which vest over time and the balance vest when we achieve certain milestones of progress toward product development, such as FDA approvals.

     4.   LYMPHOGRAPHY.  Our work with Dr. Wolf  will also cover lymphography
using contrast agents and CT imaging.   This approach uses a high resolution
image of the lymph nodes surrounding a primary tumor to be generated for mapping and potential diagnosis and treatment. Potential benefits include a non-invasive procedure and use as a tool to monitor progression of the disease.

     5. CUTANEOUS MELANOMA. In our laboratory, we performed research assessing the use of ultra-short pulsed light to directly activate melanin and its precursors to kill melanoma cells. We announced preliminary results of that research in September 1998. Tumors produced in mice were treated by scanning the affected area with light from an ultra-short pulsed laser. Tumors ranging in size from 6 to 10 millimeters (mm) in diameter and up to 3 mm deep, when treated with ultra-short pulsed laser light using simultaneous two photon excitation, produced a visible "blanching" effect, resulting from the interaction between melanin and the light. After treatment, tumor volume was reduced by 100 percent with little or no scarring. We are completing work to identify the optimum wavelength for use in treating melanoma. We have conducted experiments at 730 nanometers (nm), 800 nm and 1047 nm. To date, results at 1047 nm appear superior to 800 nm and 730 nm. We will be comparing performance at 1047 nm to 800 nm during our preclinical ocular-melanoma study at MEEI.

     6. TREATMENT SYSTEMS. We have been working with a laser manufacturer to design ultra-short pulsed laser systems for photodynamic treatment of melanoma and age-related macular degeneration. Two prototype systems have been assembled that include a beam scanning and focusing device. In addition, we have developed laser control software. Our scientists are working on a third prototype system to be used for surface treatments such as hair removal.

     7. BARRETTS ESOPHAGUS. Barretts esophagus is a precancerous condition of the esophagus created by chronic acid reflux. The esophagus is the thin-walled tube that conveys food to the stomach. Because of its thin walls and multiple tissue structures, successful photodynamic therapy must avoid penetrating the esophagus and damaging deeper tissue layers. Problems with conventional photodynamic therapy have included burning of the esophageal wall caused by the laser light, and deep tissue damage creating post treatment strictures. In our laboratory, we demonstrated selective targeting of a drug topically applied in murine esophageal tissue. The potential benefits of this approach in humans may be reduced treatment cost and improved safety and efficacy. We began preclinical trials in July, 1999 in canines for treatment of Barretts esophagus through our research agreement with the University of Tennessee School of Veterinary Medicine.

     8. RADIOSENSITIZER STUDY. We recently demonstrated that a new class of photodynamic therapy agents may potentially be successful radiosensitizers. A drug injected directly into a tumor grown on the side of a laboratory mouse was retained in the tumor for many days with small amounts of leakage and produced enough x-ray contrast to clearly identify the tumor images on a conventional CT scan. We believe these early results indicate that the drug may be sufficient for use in imaging tumor margins and as a radiosensitizer. Ideally, use of this agent should enable significant reduction in the x-ray dosage required to kill the target tissue. Availability of such an agent would allow redefinition of radiation therapy. The safety risks of radiation would be significantly reduced with reduced dosage, and efficacy may be improved through the use of the radiosensitizer. These developments could expand the use of radiation therapy and, when used as a contrast agent that more clearly identifies tumor margins, could allow surgeons to improve surgical removal of tumors. This new photoactive agent interacts with high-energy photons comprising x-ray beams and extends our capacity to use photodynamic therapy across a broad range of the light spectrum. The ability to use light and/or x-rays may enable Photogen's process to treat non-invasive tumors anywhere in the body.

     9. PSORIASIS. Psoriasis is an inflammatory dermatologic condition characterized by red scaling plaques on the skin. It is estimated that approximately 1.5 to 2% of the U.S. population is affected by this disease, which contributes to approximately 10 to 15% of all visits to dermatologists and approximately $1.6 billion per year in treatment costs in the U.S. Treatment options for psoriasis include topical agents applied to the plaques as well as various systemic treatments, including oral steroids, antibiotics, and vitamin D3 analogs. These treatments typically work adequately for control of minor inflammation. However, the most severe 10-20% of cases typically require photodynamic therapy using psoralen (a photodynamic drug) and UV-A light (PUVA). While effective, PUVA therapy may exhibit significant side effects, including induction of skin cancer. We believe that our photodynamic treatment, based on a relatively benign topical photosensitizer and green light illumination, may provide a safer, more effective alternative to PUVA treatment. Pilot studies undertaken in our laboratories appear to show broad applicability of such treatments to various skin disorders, including acute psoriasis. We intend to conduct pilot studies of safety and efficacy of its psoriasis treatment on human patients exhibiting stable plaques beginning in the fourth quarter of 1999.

     10. HAIR REMOVAL STUDY. In our laboratory, we are investigating the use of ultra-short pulsed laser light to remove hair. Photogen's photochemical approach may be the only laser procedure we know of that is useful in removing certain kinds of hair.

     11. DIAGNOSTIC EXPERIMENTS. In our laboratory, we are experimenting with the diagnostic capabilities of simultaneous two-photon excitation. We conducted initial experiments on a chicken breast (used to simulate tissue). We demonstrated the capability to retrieve signals through 5 mm of chicken breast using the common dye fluorescein. We are attempting to improve the signal-to-noise ratio, through the use of our proprietary modulation technologies. If successful, this improvement could result in faster imaging, better resolution and increased depth at which diagnosis could be conducted.

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

     We are occupying approximately 4,000 square feet of office and laboratory space in Knoxville, Tennessee. As of August 1, we will pay a monthly rental of $5,330 for the facility (including certain equipment) plus charges for utilities and similar items. We are proceeding to equip our laser research and development laboratory with certain laser equipment systems made available by a large laser manufacturer. We have received, installed and started-up three ultra-short pulsed laser systems required for conduct of animal studies for use in the photodynamic treatment of melanoma and age-related macular degeneration. We anticipate taking delivery of another laser system for use in hair removal in mid-1999. We have completed development of a software package for use in the control and operation of these laser systems.

     LIQUIDITY; CAPITAL RESOURCES. We have used, and expect over the next 12 months to use, the gross proceeds from the March 13, 1998 private placement and from the sale of stock in our 1997 restructuring for corporate overhead and operating expenses, animal trials, the purchase or lease of scientific and laboratory equipment and related facilities, legal and regulatory consulting fees and for other working capital purposes, assuming we have no revenues during that period. Our use of cash and capital resources for the first seven months of the 1999 fiscal year averaged about $380,000 per month. At that rate, taking into account presently anticipated expenditures, we will exhaust our current funds by approximately March through May 2000 (depending upon the timing of certain expenditures for our preclinical research projects).

     We plan to raise additional capital in the fourth quarter of 1999. To that end, we intend to offer preferred stock in a private placement, and we have received a binding commitment from certain principal shareholders to provide up to $5 million in additional debt and equity financing.

     PLAN OF OPERATION. During the next twelve months, we will focus our efforts on completing preclinical studies, beginning human trials, preparing for the design and assembly of laser treatment devices, preparing to manufacture clinical quantities of our drug agent, preparation of required filings to FDA and foreign regulatory bodies.

     During the next twelve months, we will continue with animal studies and evaluation of proprietary photoactive agent candidates, pursuing patent protection and seeking potential research and development and collaboration candidates. During the six months ended June 30, 1999, we spent approximately $520,941 to acquire equipment necessary to support animal clinical trials, and on development of our proprietary photoactive agent and targeting systems. During the second quarter of 1999, we purchased approximately $185,175 of laboratory equipment. We anticipate increased spending during the third quarter for clinical equipment and clinical work provided by third-party researchers. During the next twelve months we expect to spend approximately $340,000 to acquire new equipment. The three research contracts to which we are currently a party in the aggregate will require us to spend $96,996 during the next twelve months for the projects presently contemplated under those agreements. Additional projects may be undertaken with those institutions for compensation to be agreed upon at that time.

     We are evaluating our future needs for laboratory and office space and for scientific, managerial and support personnel. See "Risk Factors" in Item 5, below. We have exercised our renewal option under the portion of our lease that would have expired, which resulted in an increase in rent of about $.50 per square foot; and we intend to link expansion of facilities and staff to completion of technical and financial milestones. We presently anticipate slowly adding additional personnel to support our current activities, while deferring any substantial growth in hiring and acquisition of space and equipment until the final results of preclinical and human trials are known. However, we will consider faster growth if that would present opportunities to increase our product pipeline, or opportunities for more rapid FDA approval or to attain licensing revenues. We intend to structure our research and development and collaborative arrangements to make the fullest possible use of personnel and facilities provided by the parties with whom we may contract.

     With the funds we will receive through our fourth quarter, 1999 financing, we believe we will have enough cash resources for our current commitments during the next 12 months. However, as we progress toward human clinical trials, our use of capital will increase and will continue to do so at an accelerating pace. Greater capital resources would enable us to quicken and expand our research and development activities over that 12-month period; and our failure to raise additional capital will (absent a suitable collaborative agreement providing for a third party to take over these functions) significantly impair our ability to conduct further research and development activities beyond those currently contracted for and our ability to seek regulatory approval for any possible product resulting from that research. Under the present circumstances, we expect to exhaust our current capital by approximately March through May 2000. In any event, complete development and commercialization of our technology will require substantial additional funds. Accordingly, we are continuously evaluating capital formation activities and opportunities, either as part of collaborative arrangements with third parties or through offerings of equity or debt unrelated to collaborations. See "Risk Factors" in Item 5, below.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Photogen held its Annual Meeting of Shareholders on May 27, 1999.

      Proxies for the Annual Meeting were solicited by Photogen pursuant to Regulation 14A under the Securities Exchange Act of 1934. John T. Smolik, Eric A. Wachter, Craig Dees, Walter G. Fisher, Robert J. Weinstein, and Lester H. McKeever, Jr., nominees for the election to the Board of Directors as listed in Photogen's Proxy Statement for the meeting, were elected by a vote of 34,791,178 for, 0 against and 1,535 abstentions.

      In addition to the election of directors, the shareholders also ratified the appointment of BDO Seidman, LLP as independent certified public accountants for Photogen for the year ending December 31, 1999 by a vote of 34,790,738 for, 1,550 against and 1,975 abstentions.

                         PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

                                RISK FACTORS

      Photogen and its business involve a high degree of risk. You should carefully consider the risks listed below and all of the information contained in this Form 10-QSB and our other filings with the Securities and Exchange Commission. The risks listed below are not all of the risks facing Photogen. There may be additional risks and uncertainties that we currently are not aware of or have deemed not material, all of which could have a negative impact on our business, financial condition and results of operations. "We" and "our" refer to Photogen Technologies, Inc. and its wholly owned subsidiary Photogen, Inc.

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

WE HAVE A HISTORY OF LOSSES AND MAY NOT ACHIEVE OR MAINTAIN FUTURE PROFITS OR PAYMENT OF DIVIDENDS.

         We have incurred losses since the beginning of our operations. As of June 30, 1999, we have incurred total losses of $4,382,532. We expect our losses to increase in the future as our financial resources are used for research and development, preclinical and clinical testing, regulatory activities, manufacturing, marketing and other related expenses. We may not be able to achieve or maintain profitability in the future. We have never declared or paid any cash dividends to stockholders, and do not expect to do so in the foreseeable future.

WE MUST OBTAIN SIGNIFICANT ADDITIONAL FINANCING.

         Under the present circumstances, we will exhaust our available capital by approximately March through May 2000. We will need substantial additional financing for our research, clinical testing, product development and marketing programs. We cannot accurately estimate the amount of additional financing required; however, the amount could be at least an additional $50 million. Depending on market conditions, we will attempt to raise additional capital through stock and debt offerings, collaborative relationships and other available sources. Additional funds may not be available on acceptable terms, if at all, and existing stockholders may be diluted as a result of those offerings.

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

         Our success will depend, in part, on our ability to obtain, assert and defend our patents, protect trade secrets and operate without infringing upon the intellectual property of others. Our patent applications may not result in issued patents. Moreover, any issued patents may not provide us with adequate protection of our intellectual property or competitive advantages. Patented inventions may be "reverse engineered" by our competitors, and third parties may challenge our existing patents and seek to hold them invalid or unenforceable. Existing or future patents or patent applications (and the products or methods they cover) of our competitors may interfere, invalidate, conflict or infringe with our patents or patent applications. Similarly, our use of the methods or technologies contained in our patents and other intellectual property may conflict or infringe the rights of others.

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

         Our competitors may develop technologies and obtain patent protection that could render our technologies or products obsolete or less competitive or our patents invalid or unenforceable. Due to the inherent risk of failure associated with the testing, development and production of new and innovative technologies, our technologies and products may be found to be ineffective, have unanticipated limitations or otherwise be unsuccessful in the marketplace.


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

COMPUTER PROBLEMS RESULTING FROM THE YEAR 2000 ISSUE PRESENT POTENTIAL UNCERTAINTIES.

         We may incur delays in research and other material problems if the computer systems and other information technology systems that we use or that are used by certain third parties upon whom we rely for services do not accurately and adequately address the Year 2000 issue. We may not be able to identify and address all Year 2000 issues, including those of third parties. Failure to identify and correct unknown Year 2000 issues by us or important third parties on whom we rely could have a material adverse effect on our business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition or Plan of Operation -- Year 2000 Issues," above.

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

   27         Financial Data Schedule of Photogen Technologies, Inc.


(b)   Reports on Form 8-K.

      The following reports on Form 8-K were filed in the three month period ended June 30, 1999:

      1. Report on Form 8-K dated April 28, 1999, disclosing, among other things, Photogen's discovery of the use of a chemical as a radiosensitizer.

      2. Report on Form 8-K dated April 28, 1999 disclosing that Merrill Biel, M.D., Ph.D., had joined the Photogen Scientific Advisory Council.

      3. Report on Form 8-K dated May 25, 1999 disclosing the preliminary results of an animal feasibility study of Photogen's proprietary phototherapeutic technology for use in the treatment of ocular melanoma, a cancer of the eye.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Photogen Technologies, Inc.


                                            /s/ John T. Smolik
                                       ---------------------------------------
Date:   August 13, 1999                         John T. Smolik, President

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