Form 10QSB
period 1999-09-30
PHOTOGEN TECHNOLOGIES INC
filed 1999-11-15
CIK 761237

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1999

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

               YES:  /x/        NO:  / /

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,378,886 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE, ISSUED AND OUTSTANDING AS OF NOVEMBER 10, 1999 AND 12,015 SHARES OF SERIES A CONVERTIBLE EXCHANGEABLE PREFERRED STOCK, $.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING AS OF THAT DATE.

     Transitional Small Business Disclosure Format:

               YES: / /          NO:  /x/

================================================================================

                                      INDEX


                                                                                                  PAGE
PART I  -  FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1

         ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)  . . . . . . . . . . . . . . . . . . .         1

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION OR PLAN OF OPERATION . . . . . . . . . . . . . .        6

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14

         ITEM 5.   OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . .       14

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . .       21



                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                All amounts in $


                                                                          September 30, 1999     December 31, 1998
                                                                              (UNAUDITED)            (AUDITED)
                                                                          ------------------     -----------------
                                     ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                             $   817,063           $   652,226
         Interest receivable                                                        42,938               121,471
         Prepaid expenses                                                          741,287               435,395
                                                                               -----------           -----------
                  TOTAL CURRENT ASSETS                                          $1,601,288            $1,209,092

UNITED STATES TREASURY NOTES, TOTAL
         FACE VALUE $2,210,000 and $5,660,000                                   $2,213,768            $5,682,105

EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                             1,219,579             1,169,388

Intangible Assets                                                                  400,000                     -

                                                                               -----------           -----------
              TOTAL ASSETS                                                      $5,434,635            $8,060,585
                                                                               -----------           -----------
                                                                               -----------           -----------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts Payable                                                       $1,038,242      $        804,248
         Current portion of obligations under
               capital leases                                                       43,883               111,769
                                                                                                     -----------

              TOTAL CURRENT LIABILITIES                                          1,082,125              916,017
                                                                               -----------           -----------

OBLIGATION UNDER CAPITAL LEASES                                                         -     $          35,990
                                                                               -----------           -----------
                                                                               -----------           -----------

SHAREHOLDERS' EQUITY
         Preferred stock; par value
         $.01 per share; 5,000,000
         shares authorized; none issued                                                   -             -

         Common stock; par value $.001
         per share; 150,000,000 shares
         authorized; 36,917,348 shares issued and
         outstanding                                                               36,917                36,875


         Additional paid-in capital                                            10,307,833             9,602,097

         Deficit accumulated during
         development stage after
         recapitalization                                                      (5,999,240)           (2,530,394)
                                                                               -----------           -----------

              TOTAL SHAREHOLDERS' EQUITY                                        4,352,510             7,108,578
                                                                               -----------           -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $5,434,635           $ 8,060,585
                                                                               -----------           -----------
                                                                               -----------           -----------


                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                All amounts in $


                                              Three            Three           Nine              Nine
                                              Months          Months          Months            Months             Cumulative
                                              ended            ended           Ended             Ended              Amounts
                                            September        September       September       September 30,            From
                                             30, 1999        30, 1998        30, 1999            1998           November 3, 1996
                                           (Unaudited)      (Unaudited)     (Unaudited)       (Unaudited)         (Unaudited)
REVENUES

      Investment Income                      $     37,743      $  126,297    $   157,050        $    276,479        $    656,782

EXPENSES
      General and administrative                1,647,541         703,612      3,618,896           1,604,436           6,649,022
                                                ---------         -------      ---------           ---------        ------------

                  NET LOSS                   ($1,609,708)      ($577,315)    ($3,461,846)        ($1,327,157)        ($5,992,240)
                                             ============      ==========    ===========         ===========         ===========

BASIC AND DILUTED NET
      LOSS PER COMMON SHARE                         (.04)           (.02)           (.09)              (.04)
                                                    =====           =====           ====               =====

WEIGHTED AVERAGE
      NUMBER OF COMMON
      SHARES OUTSTANDING                       36,982,075      36,875,020      36,877,346         36,756,430
                                               ==========      ==========      ==========         ==========


                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                                All amounts in $



                                                       Nine Months Ended      Nine Months Ended        Cumulative
                                                       September 30, 1999    September 30, 1998       Amounts From
                                                          (Unaudited)            (Unaudited)        November 3, 1996
                                                                                                       (Unaudited)
OPERATING ACTIVITIES
      Net income (loss)                                   ($3,461,846)           ($1,327,957)          ($5,992,240)
      Depreciation                                            154,684                 57,369               320,961
      United States Treasury Notes
              Amortization                                     24,642                      -                56,271
      Loss on Securities                                            -                  9,238               (20,499)
         Stock Option Compensation                            405,778                      -               451,224
Changes in operating assets and liabilities:
      Prepaid expense                                        (305,892)               (91,961)             (372,642)
      Interest receivable                                      78,533                 21,402              (411,583)
      Accounts payable                                        233,994                (85,586)            1,038,242
                                                         ------------           ------------           -----------

      NET CASH PROVIDED (USED) BY
      OPERATING ACTIVITIES                                ($2,870,107)           ($1,417,495)          ($4,930,266)
                                                         ------------           ------------           -----------

INVESTING ACTIVITIES
      Sale of marketable securities                                 -                400,000             2,164,464
      Purchase of marketable securities                             -                      -            (2,182,967)
      Purchase of United States Treasury Notes             (1,058,353)            (7,795,816)          (17,619,983)
      Sale of United States Treasury Notes                  4,502,048              2,567,249            16,485,596
      Purchase of capital assets                             (204,875)              (290,766)           (1,211,501)
      Patent cost                                             100,000               ( 86,398)             (137,335)
                                                         ------------           ------------           -----------

                  NET CASH PROVIDED (USED)
                  BY INVESTING ACTIVITIES                  $3,138,820            ($5,205,681)          ($2,301,726)
                                                         ------------           ------------           -----------
FINANCING ACTIVITIES
      Proceeds from issuance of common stock                        -              7,000,000            $6,956,313
      Proceeds from capital contributions by
         stockholders                                               -                      -             1,911,674
      Cost of recapitalization                                      -                      -              (371,111)
      Principal payments on capital lease
         obligations                                         (103,876)               (15,877)             (247,821)
                                                         ------------           ------------           -----------

      NET CASH PROVIDED (USED) BY
      FINANCING ACTIVITIES                                  ($103,876)          $  6,984,123           $ 8,249,055
                                                         ------------           ------------           -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                      $164,837                360,947               817,063

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                        652,226                 82,631                     -
                                                         ------------           ------------           -----------

CASH AND CASH
   EQUIVALENTS AT END OF PERIOD                              $817,063           $    443,578           $   817,063
                                                         ------------           ------------           -----------
                                                         ------------           ------------           -----------


                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                        All amounts (except shares) in $

                                                                                                     Deficit
                                                                                                   Accumulated
                                            Common Stock                            Additional     During The
                                            ------------               Members       Paid-In       Development
                                      Shares        Amount             Capital       Capital           Stage             Total
                                      ------        ------             -------       -------       -----------           -----


CONTRIBUTION OF CAPITAL                                            $     7,268                                         $     7,268

NET LOSS FOR THE PERIOD                     --             --           (1,779)             --                --            (1,779)
                                   -----------    -----------       -----------     -----------       -----------       ----------

BALANCE AT
   DECEMBER 31, 1996                        --             --            5,489              --                --             5,489

NET LOSS AND CAPITAL
   CONTRIBUTIONS FOR THE
   PERIOD JANUARY 1, 1997
   TO MAY 15, 1997                          --             --            3,511              --            (3,511)               --
                                   -----------    -----------       -----------     -----------       -----------       ----------

BALANCE AT MAY 15, 1997            $              $        --      $     9,000     $        --       ($    3,511)      $     5,489
ISSUANCE OF STOCK FOR  CASH          6,312,833          6,313               --       1,797,137                --         1,803,450

EFFECT OF
   RECAPITALIZATION
   AND MERGER                       29,687,167         29,687          ( 9,000)      1,181,500             1,732         1,203,919

COST ASSOCIATED WITH
   RECAPITALIZATION
   AND MERGER                               --             --               --        (371,111)               --          (371,111)

NET LOSS FOR THE
   PERIOD MAY 16, 1997
   TO DECEMBER 31, 1997                     --             --               --              --       ($  554,702)         (554,702)
                                   -----------    -----------       -----------     -----------       -----------       ----------

BALANCE AT
   DECEMBER 31, 1997                36,000,000         36,000               --       2,607,526          (556,481)        2,087,045


ISSUANCE OF COMMON STOCK
                                       875,020            875               --       6,999,125                --         7,000,000
COST ASSOCIATED WITH
COMMON STOCK ISSUANCE
                                            --             --               --         (50,000)               --           (50,000)
OPTIONS ISSUED TO
CONSULTANTS
                                            --             --               --          45,446                --            45,446
NET LOSS FOR THE YEAR ENDED
DECEMBER 31, 1998
                                            --             --               --              --        (1,973,913)       (1,973,913)
                                   -----------    -----------       -----------     -----------       -----------       ----------
BALANCE AT DECEMBER 31, 1998

OPTIONS ISSUED TO                   36,875,020         36,875               --       9,602,097        (2,530,394)        7,108,578
CONSULTANTS

 STOCK ISSUED FOR PATENT                    --             --               --          96,111                --            96,111

 WARRANTS ISSUED TO A
   CONSULTANT                               --             --               --         309,667                --           309,667

 NET LOSS FOR NINE                      42,328             42               --         299,958                --           300,000
   MONTHS ENDED
   SEPTEMBER 30, 1999                       --             --               --              --        (3,461,846)       (3,461,846)
                                   -----------    -----------       -----------     -----------       -----------       ----------

BALANCE AT
   SEPTEMBER 30, 1999               36,917,348    $    36,917      $        --     $10,307,833       ($5,992,240)      $ 4,352,510
                                   ===========    ===========       ===========    ===========       ===========       ===========


                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               September 30, 1999

1.   BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

UNCERTAINTIES RELATING TO PHOTOGEN

         Photogen Technologies, Inc. and its wholly-owned subsidiary Photogen, Inc. are collectively referred to as "Photogen," the "Company," "we," or "us." Portions of the discussion in this Item 2 contain forward-looking statements and are subject to the Risk Factors described in Item 5, below.

         We are a development-stage company focused on creating minimally invasive diagnostic and therapeutic procedures based on our proprietary excitation and other related photodynamic technologies. We have discovered new methods for using electromagnetic energy, generated from lasers or x-rays, to activate photoactive agents within tissue sufficient to produce a range of beneficial therapeutic and diagnostic outcomes. These technologies involve methods, materials and devices that may be used to produce electromagnetic energy and photoactive agents that may destroy diseased cells, remove tissue or identify and diagnose disease. Much of our proprietary technology is covered under existing U.S. patents or pending applications in the U.S. and worldwide. We have no products or operating revenues at this time.

RESULTS OF OPERATIONS

         We have not completed development of any product or process at this time. We have not generated revenues from the sale of any proposed products or other operations, and we continue to experience losses. Our net loss for the nine month period ended September 30, 1999 was $3,461,846, compared to a loss of $1,327,957 for the nine month period ended September 30, 1998. Our net loss for the three month period ended September 30, 1999 was $1,609,708, compared to a loss of $577,135 for the three month period ended September 30, 1998. The increase in losses is attributable primarily to expenses related to conducting studies pursuant to preclinical research agreements and other research, initiating supply arrangements, and other general and administrative costs.

         We expect to continue to incur increasing losses for at least the next several years as we intensify research and development, clinical testing, regulatory approval activities and engage in the manufacture and/or sale of any products that we may develop. In particular, we are presently a party to four research contracts with various third parties that will require an expenditure of a total of $658,101 over the remaining terms of those contracts for the protocols currently under investigation. See "Plan of Operation," below.

         Our revenue for the nine month period ended September 30, 1999 was $157,050, compared to $276,479 of revenue for the nine month period ended September 30, 1998. Our revenue for the three month period ended September 30, 1999 was $37,743, compared to $126,297 of revenue during the three months ended September 30, 1998. The revenue resulted primarily from our investment income on the proceeds from the sale of common stock in our 1998 private placement. The proceeds of the sales of our common stock are invested primarily in United States Government obligations. Because we have no revenues from operations at this time, investment of such funds in that manner is necessary to avoid becoming subject to the Investment Company Act of 1940.

PATENT MATTERS

         We are continuing to pursue patent protection for our proprietary technologies with the U.S. Patent and Trademark Office, and in various foreign jurisdictions. We have filed patent applications covering inventions in the following areas:

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

         Currently, we have been awarded two U.S. patents and received Notice of Allowance on a third U.S. patent. We have another thirteen U.S. patent applications pending in various stages at the U.S. Patent and Trademark Office. We acquired certain patented technology that describes methods for using certain particulate contrast materials used in lymphography, and we have sub-licensed another group of nanoparticulate contrast materials. Together, these lymphography compounds involve four patents in the U.S. and certain foreign jurisdictions and two patent applications. See "Subsequent Developments -- New Patent and License Acquisition," in Item 5, below.

RESEARCH AND DEVELOPMENT PROJECTS

         We continue to pursue development of proprietary technologies as a result of our research in chemistry, photochemistry, and biochemistry. Our technologies embrace a broad definition of photodynamic therapy processes, predominantly from the standpoint of the use of a wide spectrum of light sources. Our technological applications are based on using ultrafast-pulsed, near infrared light generated by ultrafast-pulsed lasers (using our proprietary simultaneous two photon excitation and multi-photon excitation processes), visible green light, x-rays (high energy photons), and other means. We have been concentrating our research in the following applications: oncology, lymphography, dermatology, ophthalmology, imaging and related fields. We will be evaluating the data obtained from these research projects with a view to designing future human clinical trials in one or more of these applications. We are currently working on the following research and development projects:

         1. PROSTATE, LUNG AND BREAST CANCER. In October 1998, we executed an agreement with Massachusetts General Hospital for work that was carried out at its Center for Imaging and Pharmaceutical Research ("CIPR") which initially involved preclinical research on the treatment of prostate and lung cancer using our simultaneous two-photon excitation technology. Subject to the terms of the agreement, Massachusetts General Hospital has the right to patent any new inventions arising out of that research agreement and we have the right to obtain an exclusive license concerning any such invention. Gerald L. Wolf, Ph.D., M.D., was the Principal Investigator.

         The CIPR research agreement was terminated in August 1999 when Dr. Wolf joined our staff as Medical Director. As part of his employment, we granted Dr. Wolf options to acquire 750,000 shares of common stock, 150,000 shares of which vest over time and the balance of which vest when we achieve certain milestones of progress toward product development, such as FDA approvals.

         Dr. Wolf moved his laboratory to a Photogen sponsored facility located at Tufts University School of Veterinary Medicine (while maintaining an affiliation as an Professor Emeritus at Harvard Medical School) to complete animal preclinical work on breast cancer as well as prostate and lung cancer. His work is currently focused on preclinical research involving radiosensitizer PH-10. Our research agreement with Tufts University has a term through 2004 (subject to earlier termination in accordance with the agreement), and David Ruslander, DVM, DACVIM, is the co-Principal Investigator. Tufts will own the patent rights to any invention it or its personnel conceives, and we have the right to an exclusive royalty bearing license to the patented invention.

         We recently demonstrated that a new class of photodynamic therapy agents may potentially be successful radiosensitizers. A drug we call PH-10, injected directly into a tumor grown on the side of a laboratory mouse, was retained in the tumor for many days with small amounts of leakage and produced enough x-ray contrast to clearly identify the tumor images on a conventional CT scan. Dr. Wolf announced research findings in September 1999 from our work in photodynamic therapy and Dr. Wolf's interest and research into non-invasive treatment of cancer in which we previously discovered PH-10's ability to bond with tumor tissue and asborb x-rays. Our findings confirmed PH-10's ability to provide enough contrast to show tumor margins during a CT scan and maintain visibility in a tumor for several days. Our results showed a 90% "kill" rate of cancerous tumor cells in laboratory mice within 48 hours of treatment. This treatment consisted of a combination of low-voltage x-ray radiation and PH-10 that was injected directly into the tumor cells. These observations suggest a new approach to radiation therapy which we believe could enable wider use of x-rays to treat tumors anywhere in the body while improving the overall safety of radiation therapy. We have applied for U.S. patents covering the use of the PH-10 compound to diagnosis and treat disease in combination with x-rays and other electromagnetic energy.

         Our work with Dr. Wolf and Tufts will also cover lymphography using contrast agents and CT imaging. Lymphography is a procedure following the diagnosis of cancer that is used to determine if a patient's cancer has spread to the lymph nodes. The presence or absence of cancer in the sentinel lymph node, the first lymph node to receive lymphatic drainage from a tumor, is an indication of the seriousness of the disease and the ability to cure it. Under current treatment, a malignant node or a node that is suspected of containing cancerous cells must be surgically removed. We are providing Tufts with a new $1.2 million Picker scanner with sophisticated imaging capabilities for the lymphography work. Our joint venture with Elan (see "Subsequent Developments -- Elan Joint Venture" at Item 5, below) will be devoted to lymphography work.

         2. OCULAR MELANOMA. In December 1998, we executed a research agreement with Massachusetts Eye and Ear Infirmary ("MEEI"), a teaching affiliate of Harvard Medical School. This agreement covers preclinical research to evaluate our technology for the treatment of ocular melanoma. Lucy H. Young, Ph.D., M.D., is the Principal Investigator. Subject to the terms of the agreement, MEEI has the right to patent any new inventions arising out of this agreement, and we have the right to obtain an exclusive license concerning any invention. While ocular melanoma is a relatively rare disease (about 2,000 cases per year in the United States), it is the most prominent primary cancer of the eye in adults and there are few treatments for this condition. This research agreement will evaluate our technology as a basis for an alternative treatment that we believe could offer advantages over current radiotherapy or surgical treatment options. This treatment approach continues to show effective results for small tumors in our research study. This agreement provides that research extensions may be undertaken by MEEI by agreement with us, and the agreement was amended June 8, 1999 to extend the term to end in November 1999.

         3. CUTANEOUS MELANOMA. In our laboratory, we performed research assessing the use of ultra-short pulsed light to directly activate melanin and its precursors to kill melanoma cells. We announced preliminary results of that research in September 1998. Tumors produced in mice were treated by scanning the affected area with light from an ultra-short pulsed laser. Tumors ranging in size from 6 to 10 millimeters (mm) in diameter and up to 3 mm deep, when treated with ultra-short pulsed laser light using simultaneous two photon excitation, produced a visible "blanching" effect, resulting from the interaction between melanin and the light. After treatment, tumor volume was reduced by 100 percent with little or no scarring. Further research on this indication is being deferred pending the completion and results of our ocular melanoma preclinical research.

         4. TREATMENT SYSTEMS. We have been working with a laser manufacturer to design ultra-short pulsed laser systems for photodynamic treatment of melanoma and age-related macular degeneration. Two prototype systems have been assembled that include a beam scanning and focusing device. In addition, we have developed laser control software. Our scientists are working on a third prototype system to be used for surface treatments such as hair removal. During the third quarter we delivered a system to a research facility and we are currently investigating certain design and manufacturing companies to complete assembly of our systems.

         5. BARRETTS ESOPHAGUS. Barretts esophagus is a precancerous condition of the esophagus created by chronic acid reflux. The esophagus is the thin-walled tube that conveys food to the stomach. Because of its thin walls and multiple tissue structures, successful photodynamic therapy must avoid penetrating the esophagus and damaging deeper tissue layers. Problems with conventional photodynamic therapy have included burning of the esophageal wall caused by the laser light, and deep tissue damage creating post treatment strictures. In our laboratory, we demonstrated selective targeting of a drug topically applied in murine esophageal tissue. The potential benefits of this approach in humans may be reduced treatment cost and improved safety and efficacy. We began preclinical trials in July, 1999 in canines for treatment of Barretts esophagus through our research agreement with the University of Tennessee School of Veterinary Medicine. We have completed 13 treatments, the results of which were consistent with our belief that our selective targeting approach would lead to improved safety.

         6. DRUG DEVELOPMENT. In November 1999, we announced that we had entered into an agreement with Akorn Inc., a diagnostic and therapeutic pharmaceutical manufacturer in which Akorn agreed to develop certain formulations of the photoactive compound PH-10 for our use in oncology and dermatology treatments. Akorn will also provide us with necessary background information for meeting regulatory requirements for Food and Drug Administration
(FDA) approval of PH-10. Akorn will develop and document raw materials, production and testing procedures and specifications, necessary for us to use in our new drug applications (NDAs).

         7. PSORIASIS. Psoriasis is an inflammatory dermatologic condition characterized by red scaling plaques on the skin. It is estimated that approximately 1.5 to 2% of the U.S. population is affected by this disease, which contributes to approximately 10 to 15% of all visits to dermatologists and approximately $1.6 billion per year in treatment costs in the U.S. Treatment options for psoriasis include topical agents applied to the plaques as well as various systemic treatments, including oral steroids, antibiotics, and vitamin D3 analogs. These treatments typically work adequately for control of minor inflammation. However, the most severe 10-20% of cases typically require photodynamic therapy using psoralen (a photodynamic drug) and UV-A light (PUVA). While effective, PUVA therapy may exhibit significant side effects, including induction of skin cancer. We believe that our photodynamic treatment, based on a relatively benign topical photosensitizer and green light illumination, may provide a safer, more effective alternative to PUVA treatment. Pilot studies undertaken in our laboratories appear to show broad applicability of such treatments to various skin disorders, including acute psoriasis. We intend to conduct pilot studies of safety and efficacy of psoriasis treatment on human patients exhibiting stable plaques beginning in the first quarter of 2000.

         8. WOUND HEALING/LEG ULCER STUDY. Diabetics and the elderly suffer from wounds of the lower extremities that are slow to heal. This application of our technology offers an opportunity for Photogen and our topical drug and activation system. We intend to assess the feasibility of this proposed treatment in parallel with our psoriasis work.

         9. HAIR REMOVAL STUDY. In our laboratory, we are investigating the use of ultra-short pulsed laser light to remove hair. Photogen's photochemical approach may be the only laser procedure we know of that is useful in removing certain kinds of hair. Based on results we obtained, we are working toward a research contract to perform human pilot studies and develop data for our FDA submission in this indication.

         10. MACULAR DEGENERATION OF THE EYE. In October 1998, we executed a research agreement with MEEI. Joan W. Miller, M.D. was the Principal Investigator. This agreement had a term ending in June 1999 but was extended through December, 1999 and covers preclinical research that evaluates the technology for treatments of age-related macular degeneration ("AMD") of the eye. Subject to the terms of the agreement, MEEI has the right to patent any new inventions arising out of the agreement, and we have the right to obtain an exclusive license concerning any such invention. We are continuing to evaluate a number of photodynamic drugs activated with our prototype ultra fast pulsed laser system in the belief that our proprietary activation system may improve the overall efficacy of treatment for AMD. At the same time, three competitors with similar procedures have announced progress in this area, and one competitor has filed for FDA approval. This level of competition will significantly reduce the market opportunity for a photodynamic drug and activation device to treat AMD. We intend to complete our pre-clinical work in this area and then reassess our interest in AMD treatment.

         11. DIAGNOSTIC EXPERIMENTS. In our laboratory, we are experimenting with the diagnostic capabilities of simultaneous two-photon excitation. We conducted initial experiments on a chicken breast (used to simulate tissue). We demonstrated the capability to retrieve signals through 5 mm of chicken breast using the common dye fluorescein. We are attempting to improve the signal-to-noise ratio, through the use of our proprietary modulation technologies. If successful, this improvement could result in faster imaging, better resolution and increased depth at which diagnosis could be conducted. Using our modulation technique, improved images have been obtained in a model system.

         We cannot guarantee that our research will lead to the development of new patentable technology, or that commercial products will be developed from our technologies and successfully sold. We plan to continue to pursue preclinical and clinical testing of proposed products in the areas of chemistry, photochemistry and biochemistry. However, we cannot assure investors that we will receive any grant monies, will be able to successfully develop and obtain proprietary protection for new technologies, or that we can develop products from these technologies that can be commercialized. Other than our joint venture with Elan, we have not entered into any collaborative agreements for the development of any specific product and we do not expect to do so until further research and clinical trials are concluded.

OPERATIONAL MATTERS

         We are occupying approximately 4,000 square feet of office and laboratory space in Knoxville, Tennessee. We negotiated a new lease agreement beginning July 1999, with a term expiring May 2001, for this space at a monthly rental of $2,700 for the facility (including certain equipment) plus charges for utilities and similar items. We have two options to extend the lease agreement for additional terms of one year each. We recently, through our subsidiary Photogen, Inc., entered into a five year lease agreement for approximately 3,127 square feet of office space located in Massachusetts to be used for Photogen's clinical trials group for an initial rental of $4,300 per month.

         We have received, installed and started-up three ultra-short pulsed laser systems required for conduct of animal studies for use in the photodynamic treatment of melanoma and age-related macular degeneration. We also took delivery of another laser system for use in hair removal. We have completed development of a software package for use in the control and operation of these laser systems.

         During the third quarter, we retained a consultant and granted that person five year warrants to acquire 1,000,000 shares of our Common Stock at an exercise price of $9.45 per share. Half the warrants vested immediately and the other half will vest on the consummation of certain transactions or in August 2000 (provided the consulting arrangement has not been terminated then). The warrants carry registration rights for the underlying shares of Common Stock. We also granted registration rights in connection with Common Stock we issued to Alliance as part of our technology acquisition described below in Item 5.

LIQUIDITY; CAPITAL RESOURCES

         We have used, and expect over the next 12 months to use, the gross proceeds from our fourth quarter sale of common stock to Elan and the gross proceeds remaining from the March 13, 1998 private placement for corporate overhead and operating expenses, animal trials, the purchase or lease of scientific and laboratory equipment and related facilities, legal and regulatory consulting fees and for other working capital purposes, assuming we have no revenues during that period. Our use of cash and capital resources for the first nine months of the 1999 fiscal year averaged about $390,000 per month. We expect our use of capital to increase as we move toward initiating clinical trials.

         We plan to raise additional capital in the fourth quarter of 1999 by making a private placement of our Series B preferred stock to certain accredited investors, and we have received a binding commitment from one of our principal shareholders, Ted Tannebaum, to provide up to $4 million in additional equity financing. Mr. Tannebaum will also make a $1,000,000 credit facility available to us. If we utilize this credit facility, borrowings will bear interest at 6% per year and interest only will be paid annually, with the principal due in five years. The loan would be secured by a lien on all of our assets.

PLAN OF OPERATION

         During the next twelve months, we will focus our efforts on completing preclinical studies, beginning human trials, preparing for the design and assembly of laser treatment devices, hiring new employees to work in our new facilities in Massachusetts, preparing to manufacture clinical quantities of our drug agent, preparation of required filings to FDA and foreign regulatory bodies. We will also continue with evaluation of proprietary photoactive agent candidates, pursuing patent protection and seeking potential research and development and collaboration candidates.

          During the nine months ended September 30, 1999, we spent approximately $642,370 to acquire equipment necessary to support animal clinical trials, and on development of photoactive agents and targeting systems. During the third quarter of 1999, we purchased approximately $178,000 of laboratory equipment. We anticipate increased spending during the fourth quarter for clinical equipment and clinical work provided by third-party researchers. During the next twelve months we expect to spend approximately $925,000 to obtain new equipment. The research contracts to which we are currently a party in the aggregate will require us to spend $628,101 during the next twelve months for the projects presently contemplated under those agreements. Additional projects may be undertaken with those institutions for compensation to be agreed upon at that time.

         We presently anticipate adding five additional personnel to work in our Massachusetts office on clinical trial design, FDA and regulatory compliance, business development, operations and similar activities to support our current and future projects. We will consider faster growth if that would present opportunities to increase our product pipeline, or opportunities for more rapid FDA approval or to attain licensing revenues. We intend to structure our research and development and collaborative arrangements to make the fullest possible use of personnel and facilities provided by the parties with whom we may contract.

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

YEAR 2000 ISSUES

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

                           PART II - OTHER INFORMATION

ITEM 5.           OTHER INFORMATION

                             SUBSEQUENT DEVELOPMENTS

         ELAN JOINT VENTURE. Shortly after the third quarter ended, we established a joint venture with affiliates of Elan Corporation, plc ("Elan"), an international drug delivery and biopharmaceutical health care company. This joint venture greatly expands our lymphography research. We formed the joint venture with Elan to develop and commercialize nanoparticulate diagnostic imaging agents for the detection and treatment of cancer that has spread to patients' lymph nodes. Our goal with this joint venture is to develop a treatment that would reduce the number of lymph node surgeries by precisely locating the nodes where cancer has spread and at the same time, if necessary, treating the affected lymph nodes in one all-inclusive non-invasive procedure. This approach uses a high resolution image of the lymph nodes surrounding a primary tumor to be generated for mapping and potential diagnosis and treatment. Potential benefits include a non-invasive procedure and use as a tool to monitor progression of the disease.

         We and Elan each contributed intellectual property and know-how to further the goals of the venture. Our contribution includes knowledge relating to lymphography accessed through our recent technology acquisition and licensing agreements. Elan, through its drug delivery division Elan Pharmaceutical Technologies, is contributing its NanoCrystal(TM) stabilized nanoparticulate formulation technology to develop the diagnostic imaging agents. Phase II human trials with the venture's lead candidate are expected to begin in 2000.

         Elan International Services, Ltd. ("EIS") will provide us with a credit facility to fund our share of the development costs of the joint venture. Borrowings under this $4.8 million line of credit may be converted by EIS into our Common Stock at a ratio of $18.15 per share. In addition, EIS purchased $6 million of our Common Stock and a five year warrant to purchase an additional 100,000 shares of Common Stock at an exercise price of $21.17 per share. We granted EIS certain registration rights for the Common Stock it owns or may acquire on exercise or conversion of those instruments and the Series A preferred stock, described below.

         As part of the joint venture, EIS also purchased 12,015 shares of our newly issued Series A preferred stock at $1,000 per share. We used the $12,015,000 proceeds from the sale of our Series A Preferred to purchase 80.1% of the equity of Photogen Newco Ltd. (EIS currently owns the other 19.9% of Photogen Newco Ltd.). Photogen Newco Ltd. used the entire $15 million of proceeds received to pay EIS a license fee of $15 million to use intellectual property licensed by Elan Pharma International Limited to Photogen Newco Ltd.

         Under the Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Exchangeable Preferred Stock, EIS, as holder of Series A Preferred, has a liquidation preference entitling it to the first $12,015,000 of funds available for distribution to stockholders upon liquidation. The holder of Series A Preferred has the right to convert shares of Series A Preferred into Common Stock at any time after October 20, 2001 at a conversion price of $21.17 per share of Common Stock. Alternatively, the holder of Series A Preferred may exchange shares of Series A Preferred for common shares of Photogen Newco Ltd. so that EIS owns 50% of the equity of Photogen Newco Ltd. Each share of Series A Preferred will be paid a mandatory payment-in-kind dividend equal to 7%, payable in additional shares of Series A Preferred. The payment-in-kind dividend is cumulative, compounds on a semi-annual basis and is payable twice a year, beginning April 2000.

         EIS has the right to designate a member to our Board of Directors so long as EIS owns 10% of our Common Stock or until October, 2004. The Elan Board nominee will be on the management slate of directors at our next annual meeting. EIS has a preemptive right to participate in our future equity offerings to maintain its pro rata interest in Photogen until October 2003. Also, if in our next third-party financing we sell Common Stock at a price less than $13 per share, we must issue additional shares to Elan so that Elan's overall price for its Common Stock equals the effective price in that other offering.

         NEW PATENT AND LICENSE ACQUISITION. In October 1999, we acquired technology from Alliance Pharmaceutical Corp. ("Alliance") and licensed technology from Massachusetts General Hospital intended to benefit our programs in non-invasive lymphography and cancer treatments. From Alliance, we acquired technology that describes methods for using certain particulate contrast materials that follow the course of tumor cells to the appropriate lymph node. From Massachusetts General Hospital, we have licensed and sub-licensed a special group of nanoparticulate contrast materials, including one compound ready for a Phase II/III clinical trial. The materials, which will be used in lymphography and other applications, disseminate throughout the lymphatic system to quickly locate the sentinel lymph nodes. Additional proprietary methods and materials, co-invented and recently improved by Dr. Gerald Wolf, Photogen's medical director, complement our use of the radiosensitizer PH-10 by expanding our proprietary position to include methods of administration and treatment, and additional material agents.

         HENDRIX OPTION. In September 1999, we acquired an option which expires in February 2000 from Mary J.C. Hendrix, Ph.D., professor of anatomy and cell biology and deputy director of the University of Iowa Cancer Center, to form a new company to carry out a joint venture. The new company would initially focus on commercializing diagnostic and therapeutic products related to diseases such as prostate and breast cancer.

         Dr. Hendrix's research covers methods to identify the presence of breast cancer and its growth potential, using a group of new marker proteins which may be used in blood or serum-based diagnostics, and may eventually lead to more effective molecular-based vaccines against tumors. Her research also addresses an adhesion molecule that may increase survival rates for prostate cancer patients, whose best chances of survival occur when the cancerous cells remain localized.

         If we proceed with this joint venture, the technologies and research to be contributed by the parties would be part of a newly formed Photogen Biotechnologies, Inc. and will include further studies intended to validate Dr. Hendrix's initial findings. The discoveries are intended to culminate with new non-invasive diagnostic tools and treatments for cancer and other diseases.

         If we exercise the option, we will be obligated to provide at least $3 million to fund the new operation. In addition, we will contribute our technologies related to the production of vaccines and other methods useful for the identification of viruses. Under terms of the agreement, if completed, we would own 85% of Photogen Biotechnologies, Inc. stock and appoint two of its three directors. Dr. Hendrix would own the balance and appoint the third director.

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

         The following are some of the key risk factors that may affect our future results:

WE ARE A DEVELOPMENT STAGE COMPANY, WE HAVE CONDUCTED ONLY LIMITED STUDIES ON OUR TECHNOLOGIES AND WE DO NOT HAVE ANY PRODUCTS OR REVENUES FROM SALES.

                  Our company and our technology are in an early stage of development. We have not generated revenues from sales or operations, and we do not expect to generate any revenues for at least several years.

                  Use of our technology has been limited to laboratory experiments or animal testing and only one compound has completed Phase I clinical trials. We have therefore not yet conducted any substantive studies on the effectiveness of any compound on human subjects. The products we currently contemplate developing will require significant additional research and development, preclinical and clinical testing and regulatory approval before they can be manufactured and sold. We cannot assure that we will be able to develop our technology into marketable products or that the technology will be effective to diagnosis or treat human diseases. As a result of changing economic considerations, market, clinical or regulatory conditions, or clinical trial results, we may shift our focus or determine not to continue one or more of the projects we are currently pursuing.

WE HAVE A HISTORY OF LOSSES AND MAY NOT ACHIEVE OR MAINTAIN FUTURE PROFITS OR PAYMENT OF DIVIDENDS.

                  We have incurred losses since the beginning of our operations. As of September 30, 1999, we have incurred total losses of approximately $5,992,240. We expect our losses to increase in the future as our financial resources are used for research and development, preclinical and clinical testing, regulatory activities, manufacturing, marketing and other related expenses. We may not be able to achieve or maintain profitability in the future. We have never declared or paid any cash dividends to stockholders, and do not expect to do so in the foreseeable future.

WE MUST OBTAIN SIGNIFICANT ADDITIONAL FINANCING.

                  Under the present circumstances, even with the receipt of the maximum amount of the proceeds from our Series B Preferred private placement (the maximum amount is $14 million), we will exhaust our available capital by approximately the first quarter of 2002 (depending on the pace of our spending for preclinical and clinical trials). We will need substantial additional financing for our research, clinical testing, product development and marketing programs. We cannot accurately estimate the amount of additional financing required; however, the amount could be an additional $30 - 50 million. Depending on market conditions, we will attempt to raise additional capital through stock and debt offerings, collaborative relationships and other available sources. Additional funds may not be available on acceptable terms, if at all, and existing stockholders may be diluted as a result of those offerings.

                  If we sell additional equity, Elan has a preemptive right until October 2003 to participate in that offering. If in our next third-party financing we sell Common Stock at a price less than $13 per share, we must issue additional shares to Elan so that Elan's overall price for its Common Stock equals the effective price in that other offering.

WE ARE HIGHLY DEPENDENT UPON A SMALL NUMBER OF EMPLOYEES AND CONSULTANTS WHO PROVIDE SCIENTIFIC AND MANAGEMENT EXPERTISE.

                  These individuals have entered into employment or consulting agreements, confidentiality and/or non-competition agreements with us. We could suffer competitive disadvantage, loss of intellectual property rights or other material adverse effects on our business and results of operations if any employee or consultant violates or terminates these agreements or terminates their association with us. Our growth and future success also depends upon the continued involvement and contribution from these individuals, as well as our ability to attract and retain highly qualified personnel now and in the future

OUR PROPOSED PRODUCTS ARE SUBJECT TO EXTENSIVE TESTING AND GOVERNMENT REGULATION AND APPROVAL, INCLUDING BY THE FOOD AND DRUG ADMINISTRATION ("FDA").

                  Most of our proposed drug and device products have not begun, and none has completed, the FDA's extensive approval process which must be completed before proposed products can be manufactured or sold. This process includes preclinical and clinical testing for effective use and safety in animals and humans and it can be extremely costly. The time frame necessary to perform these tasks for any individual product is long and uncertain, and we may encounter problems or delays which we cannot predict at this time. Even if clinical trials are successful, our proposed products may not demonstrate sufficient effectiveness or safety to warrant approval by the FDA or other domestic or foreign regulatory authorities. Any regulatory approval may not cover the clinical symptoms or indications that we may seek.

BECAUSE WE DO NOT HAVE, AND DO NOT INTEND TO DEVELOP, INTERNAL RESEARCH, MANUFACTURING OR CLINICAL TESTING FACILITIES OR MARKETING RESOURCES FOR OUR PROPOSED PRODUCTS, WE WILL HAVE TO RELY ON THIRD PARTIES AND COLLABORATIVE RELATIONSHIPS.

                  We must continue to enter into collaborative relationships with third parties for research and development, preclinical and clinical testing, manufacturing, marketing and distribution of our proposed products. We will also be dependent on third parties for the supply of activation hardware (I.E., lasers and x-ray devices) and for supplies of photodynamic drugs. We have several research and supply agreements with third parties. However, we may not be able to negotiate other acceptable collaborative and supply arrangements in the future.

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

                  To the extent we use intellectual property through licenses or sub-licenses (as is the case for some of our lymphography technology), our rights are subject to our performing the terms of the license or sub-license agreement with third parties. Our rights are also subject to the actions of third parties we may not be able to control, such as our sub-licensor complying with the terms of its license with the patent owner and the patent owner maintaining the patent. In some cases where U.S. Government funding was used to support a project, certain intellectual property is subject to the Government's "march in" rights which include a royalty-free license under certain circumstances pursuant to 35 U.S.C. Section 202(c).

OUR POTENTIAL MARKETS ARE EXTREMELY COMPETITIVE.

                  We face substantial competition from competitors with greater financial, technical and human resources and with greater experience in developing products, conducting preclinical or clinical testing, obtaining regulatory approvals, manufacturing and marketing. Our competitors include firms in the field of photodynamic therapy as well as other fields generally relating to the diagnosis and treatment of disease using different technologies or scientific and medical approaches. Examples of those technologies are novel drugs and hyperthermic and ultrasound procedures. Some of these firms have drugs or devices that have completed or are in advanced stages of clinical trials and regulatory approvals.

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

OUR STOCK PRICE IS VOLATILE.

                  The price and trading volume of our Common Stock has fluctuated and is likely to continue to fluctuate significantly for reasons that may not have any relationship to our operating performance or other factors that traditionally determine a company's value. The following factors may have an impact on the price of our stock:

                  - announcements by us or others regarding scientific discoveries, technological innovations, commercial products, patents or proprietary rights;
                  -        the progress of preclinical or clinical trials;
                  -        changes in government regulation;
                  -        public concern about the safety of devices or drugs;
                  -        limited coverage by securities analysts;
                  - changes in our financial performance from period to period; securities analysts' reports; and general market conditions.

                  Our Common Stock trades in the over-the-counter bulletin board market and is not listed or traded on any stock exchange at this time. State securities laws may limit the extent to which brokers in a number of states may solicit transactions in our stock.

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

WE CANNOT PREDICT THE EFFECT OF CHANGES IN HEALTH CARE REIMBURSEMENT AND LEGISLATIVE REFORM ON OUR BUSINESS.

                  Our success will depend, in part, on the extent to which health insurers, managed care entities and similar organizations, provide coverage or reimbursement for the medical procedures and devices we plan to develop. These third-party payors are increasingly challenging the price of medical procedures and services and establishing guidelines that may limit physicians' selections of innovative products and procedures. We also cannot predict the effect of any current or future legislation or regulations relating to third-party coverage or reimbursement on our business. We may not be able to achieve market acceptance of our proposed products or maintain price levels sufficient to achieve or maintain any profits on our proposed products if adequate reimbursement coverage is not available.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following is a list of exhibits filed as part of this Form 10-QSB. Exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parenthesis.


      EXHIBIT NO.        DESCRIPTION

          3.1            Restated Articles of Incorporation of Photogen Technologies, Inc.  (Filed
                         as exhibit 3.1 to the Company's Current Report on Form 8-K dated
                         June 17, 1998 and incorporated herein by reference.)
          3.2            Bylaws of Photogen Technologies, Inc. (Filed as exhibit
                         3.2 to the Company's Registration Statement on Form
                         10-SB dated December 24, 1997 and incorporated herein
                         by reference.)
          3.3            Charter of Photogen, Inc.  (Filed as exhibit 3.3 to the Company's
                         Registration Statement on Form 10-SB dated December 24, 1997 and incorporated herein by reference.)
          3.4            Amended and Restated Bylaws of Photogen, Inc. (Filed as exhibit 3.4 to the Company's Form 10-KSB dated March 30, 1999 and incorporated herein by reference.)
          3.5            Amended and Restated Certificate of Designations, Preferences and
                         Rights of Series A Preferred Stock
          10.1           1998 Long Term Incentive Compensation Plan (Filed as Exhibit A to the
                         Company's Schedule 14-A dated April 30, 1998 and incorporated herein by reference.)
          10.2           Employment Agreement between Photogen, Inc. and Dr. Gerald L. Wolf dated July 1, 1999.
          10.3           Tufts University Sponsored Research Agreement dated August 1, 1999 by and between Photogen, Inc. and Tufts University, a/k/a Trustees of Tufts
                         College
          10.4           Consulting Agreement by and between Photogen Technologies, Inc. and
                         Farcap Group LLC effective August 9, 1999.
          10.5           Warrant Agreement by and between Photogen Technologies, Inc. and
                         Farcap Group LLC effective August 9, 1999.




          10.6           Agreement effective August 9, 1999 by and among Alliance
                         Pharmaceutical Corp., Photogen Technologies, Inc. and Gerald Wolf,
                         Ph.D, M.D.
          10.7           License Agreement effective as of September 30, 1999 between The
                         General Hospital Corporation and Photogen, Inc.
          10.8           Securities Purchase Agreement dated as of October 20, 1999, among
                         Photogen Technologies, Inc. and Elan International Services, Ltd.
          10.9           Warrant to Purchase Shares of Common Stock dated October 20, 1999 between Photogen Technologies, Inc. and Elan International Services,
                         Ltd.
         10.10           Convertible Promissory Note dated October 20, 1999 from Photogen
                         Technologies, Inc. to Elan International Services, Ltd.
         10.11           Registration Rights Agreement dated October 20, 1999 by and among
                         Photogen Technologies, Inc. and Elan International Services, Ltd.
         10.12           Funding Agreement dated October 20, 1999 among Elan Pharma
                         International Limited and Photogen Technologies, Inc.
         10.13           License Agreement dated October 20, 1999 between Photogen
                         Technologies, Inc, Photogen Newco Ltd. and Elan Pharma International
                         Limited
         10.14           License Agreement dated October 20, 1999 between Elan Pharma International
                         Limited, Photogen Newco Ltd. and Photogen Technologies, Inc.
         10.15           Subscription, Joint Development and Operating Agreement dated October
                         20, 1999 between Elan Pharma International Limited, Elan International
                         Services, Ltd., Photogen Technologies, Inc. and Photogen Newco Ltd.
           27            Financial Data Schedule of  Photogen Technologies, Inc.



(b)      Reports on Form 8-K.

         The following reports on Form 8-K were filed in the three month period ended September 30, 1999:

         1. Report on Form 8-K dated August 26, 1999, announcing the appointment of Dr. Gerald Wolf as its Medical Director and a five year research agreement with Tufts University.

         2. Report on Form 8-K dated September 15, 1999 announcing research results involving the compound PH-10.

         3. Report on Form 8-K dated September 29, 1999 announcing Photogen's acquisition of an option to form a joint venture with Mary J.C. Hendrix, Ph.D.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Photogen Technologies, Inc.


                                         /s/ John T. Smolik
                                         ---------------------------------------
Date:   November 15, 1999                John T. Smolik, President

                                                      EXHIBIT INDEX


      EXHIBIT NO.        DESCRIPTION
          +3.1           Restated Articles of Incorporation of Photogen Technologies, Inc. (Filed
                         as exhibit 3.1 to the Company's Current Report on Form 8-K dated
                         June 17, 1998 and incorporated herein by reference.)
          +3.2           Bylaws of Photogen Technologies, Inc. (Filed as exhibit 3.2 to the
                         Company's Registration Statement on Form 10-SB dated December 24,
                         1997 and incorporated herein by reference.)
          +3.3           Charter of Photogen, Inc.  (Filed as exhibit 3.3 to the Company's
                         Registration Statement on Form 10-SB dated December 24, 1997 and incorporated herein by reference.)
          +3.4           Amended and Restated Bylaws of Photogen, Inc. (Filed as exhibit 3.4 to the Company's Form 10-KSB dated March 30, 1999 and incorporated herein by reference.)
          *3.5           Amended and Restated Certificate of Designations, Preferences and
                         Rights of Series A Preferred Stock
         +10.1           1998 Long Term Incentive Compensation Plan (Filed as
                         Exhibit A to the Company's Schedule 14-A dated April
                         30, 1998 and incorporated herein by reference.)
         *10.2           Employment Agreement between Photogen, Inc. and Dr. Gerald L. Wolf dated July 1, 1999.
         *10.3           Tufts University Sponsored Research Agreement dated August 1, 1999 by and between Photogen, Inc. and Tufts University, a/k/a Trustees of Tufts
                         College
         *10.4           Consulting Agreement by and between Photogen Technologies, Inc. and
                         Farcap Group LLC effective August 9, 1999.
         *10.5           Warrant Agreement by and between Photogen Technologies, Inc. and
                         Farcap Group LLC effective August 9, 1999.
         *10.6           Agreement effective August 9, 1999 by and among Alliance
                         Pharmaceutical Corp., Photogen Technologies, Inc. and Gerald Wolf,
                         Ph.D, M.D.
         *10.7           License Agreement effective as of September 30, 1999 between The
                         General Hospital Corporation and Photogen, Inc.
         *10.8           Securities Purchase Agreement dated as of October 20, 1999, among
                         Photogen Technologies, Inc. and Elan International Services, Ltd.



         *10.9           Warrant to Purchase Shares of Common Stock dated October 20, 1999 between Photogen Technologies, Inc. and Elan International Services,
                         Ltd.
         *10.10          Convertible Promissory Note dated October 20, 1999 from Photogen
                         Technologies, Inc. to Elan International Services, Ltd.
         *10.11          Registration Rights Agreement dated October 20, 1999 by and among
                         Photogen Technologies, Inc. and Elan International Services, Ltd.
         *10.12          Funding Agreement dated October 20, 1999 among Elan Pharma
                         International Limited and Photogen Technologies, Inc.
         *10.13          License Agreement dated October 20, 1999 between Photogen
                         Technologies, Inc, Photogen Newco Ltd. and Elan Pharma International
                         Limited
         *10.14          License Agreement dated October 20, 1999 between Elan Pharma International
                         Limited, Photogen Newco Ltd. and Photogen Technologies, Inc.
         *10.15          Subscription, Joint Development and Operating Agreement dated October
                         20, 1999 between Elan Pharma International Limited, Elan International
                         Services, Ltd., Photogen Technologies, Inc. and Photogen Newco Ltd.
          *27            Financial Data Schedule of Photogen Technologies, Inc.


+        Incorporated by reference from the filing indicated.
*        Filed herewith.