Form 10KSB40
period 1999-12-31
PHOTOGEN TECHNOLOGIES INC
filed 2000-03-29
CIK 761237

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1999

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

                                 (865) 769-4011
                (Issuer's telephone number, including area code)

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:

                     Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes /X/   No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

Issuer's revenues for its most recent fiscal year:  $179,795

The approximate aggregate market value of voting stock held by non-affiliates computed as of March 7, 2000, based upon the last sale price of the Common Stock reported on the Nasdaq SmallCap Market was approximately $89,698,631. For purposes of this calculation only, the registrant has assumed that its directors and executive officers, and any person who has filed a Schedule 13D, are affiliates.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 7, 2000: 37,383,386

Documents Incorporated By Reference: Portions of the registrant's definitive proxy statement for its 2000 annual meeting of stockholders are incorporated by reference into Part III.

                                     PART I.

         Photogen Technologies, Inc. and its wholly-owned subsidiary Photogen, Inc. are collectively referred to as "Photogen," the "Company," "we," or "us." Portions of the discussion in this Form 10-KSB contain forward-looking statements and are subject to the Risk Factors described below in Item 1.

ITEM 1.           DESCRIPTION OF BUSINESS.

INTRODUCTION

         Photogen Technologies, Inc. is an emerging development-stage biotechnology company focused on developing minimally invasive products for the treatment and diagnosis of disease. These products would be based on several related families of core technologies, which include multi-photon excitation, certain photoactive agents or diagnostic agents, and other related technologies.

         We have discovered new methods and apparatus for using energy from lasers, X-rays or other sources to selectively activate photoactive agents within tissue sufficient to produce a range of beneficial therapeutic and diagnostic outcomes. These discoveries include methods, materials and devices that are used to produce light or other energy and photoactive agents for the purpose of destroying diseased cells, removing tissue or identifying and diagnosing disease. Our core technologies are proprietary, and are either protected by issued U.S. and foreign patents or are subject to patent applications pending in the U.S. and other foreign jurisdictions.

         An important example of using energy to activate photoactive agents is photodynamic therapy ("PDT"). Photodynamic therapy is the treatment of diseased tissue by combining a photoactive agent with the appropriate activating energy. Photo-diagnosis involves a similar process, in which the outcome is a diagnostic signal or image of tissue. Photoactive or diagnostic agents are drugs, or compounds naturally present in tissue, that react with energy to create a desired therapeutic reaction or diagnostic signal.

         Our technological capabilities should allow us to pursue a development strategy different from other companies in our field. We expect our technologies to allow:

                  - Use of a number of different photoactive agents, even those that may not be suitable for use by our competition.

                  - Use of a wider variety of energy sources, such as X-ray, green light and near infrared light, rather than being limited to red or blue light.

                  - Use of multiple drug delivery methods including IV injection, direct tumoral injection, oral administration or topical application.

         Our approach is not limited to the use of one light source or one line of drugs; instead, we are actively exploring many families of photoactive drugs and a variety of light sources, including X-rays, visible green light and ultrafast pulsed and near infrared lasers. We believe that this broad-based approach should yield non-invasive or minimally invasive treatments and diagnostics for a wide variety of conditions deep within the body, as well as on or near the surface. This strategy led us to work toward therapeutic solutions designed to accommodate the specific characteristics of the disease, the needs of patients, and physicians' preferred methods of application.

         Our platform of proposed products allows us to select among multiple drug and energy combinations in order to optimize treatment efficacy and safety. We believe that tailoring the technology to fit the problem and the market should result in safer, more effective and more widely accepted therapeutic and diagnostic products. Our proposed products have the potential to replace numerous surgical and similar invasive treatments and diagnostics, reduce side effects (including those resulting from chemotherapy), improve treatment efficacy, and lower the overall cost of care in markets such as oncology, dermatology and ophthalmology.

         To date, we have concentrated our development activity on three product applications: psoriasis, lymphography and prostate cancer. We selected these applications because of our belief that each represents promising opportunities, competitive treatments are less effective, and each application may lead to follow-on applications. We expect this approach to allow us to leverage our technology and resources more effectively and offer shorter time frames to bring these and other potential products into the marketplace. For example, our work in psoriasis may lead to techniques for treatments for conditions requiring very shallow light penetration. Similarly, our prostate cancer research could lead to treatments for breast, lung, head and neck cancer.

         We have no therapeutic or diagnostic products or operating revenues at this time. However, our business model for producing and selling our proposed products accounts for the start-up nature of our company, the high capital needs of new drug development and the existing resources available for both manufacturing and product distribution. Our goal is to leverage our cash, technology and human resources in a manner that accelerates product development and sales revenues, and minimizes equity dilution.

         We plan to sell our proposed products through a variety of means determined by the specific market characteristics. We anticipate using a variety of relationships that range from outright licenses to distribution and supply relationships. The specific method chosen will be consistent with our desire to leverage our internal capabilities and the goal of generating early product revenues.

         We have fifteen employees, fourteen of whom are full-time and one who is part-time. A majority of our employees hold Ph.D.'s and other advanced degrees. Our scientific research team is located at our corporate headquarters in Knoxville, Tennessee (nine employees), with the clinical development team working in Westborough, Massachusetts (six employees). Our core team of scientists includes specialists in molecular biology, non-linear laser physics, interventional radiology, spectroscopy, bioengineering and photochemistry. We recently hired additional personnel with expertise in clinical development, clinical trial design, regulatory approval processes and the use of imaging technologies in clinical trials.

         Photogen Technologies, Inc. is a Nevada corporation that is the successor by merger to Bemax Corporation, a California corporation incorporated in 1984 to develop and market dot matrix computer printer products. Bemax Corporation ceased operations in 1988. In 1994, Theodore Tannebaum, Robert J. Weinstein, M.D. and another investor acquired control of Bemax Corporation; and, in March 1995, Bemax merged into its wholly-owned Nevada subsidiary named M T Financial Group, Inc. (organized in 1994) ("M T Financial"). M T Financial was the surviving corporation and Bemax Corporation thereby changed its state of incorporation from California to Nevada. From 1988 through May 1997, we and our predecessors had no business operations and our activities were limited to evaluating possible acquisition candidates. In May 1997, M T Financial acquired Photogen, Inc. through a merger. As a result, Photogen, Inc. became a wholly-owned subsidiary of M T Financial, M T Financial changed its name to Photogen Technologies, Inc. and Mr. Tannebaum, Dr. Weinstein and certain other persons invested additional funds in the Company.

CORE TECHNOLOGIES

         Over the last two years, as a result of our research into new technologies, and acquisitions or licensing from other third parties, we have developed a platform of core technologies which we believe will support multiple products and applications. Our technology portfolio now includes the following:

         MULTI-PHOTON EXCITATION

         We have developed a method of activating photosensitive drugs and other compounds using an ultrafast, pulsed laser based on our proprietary simultaneous two-photon and multi-photon excitation technologies. (We refer to simultaneous two-photon and multi-photon excitation collectively as "multi-photon excitation" to distinguish them from traditional single-photon activation.) Our simultaneous multi-photon excitation technologies are covered by three issued U.S. patents (two for therapy and another for diagnostics) and are subject to additional pending patent applications in the U.S. and other foreign jurisdictions. This technology provides us with the following capabilities:

                  - Spatial control of an activation area to more selectively deliver a therapeutic effect:
                           Multi-photon activation limits the field of activation to the focus of the laser beam. This focus can be made exceedingly small, providing fine control over where the photodynamic effect is produced.

                  - Use of many photoactive agents: Our multi-photon technology uses a broader range of energy levels, which we may use to activate photoactive agents that otherwise could not be used, including those of our competitors and even those that are not compatible with our competitors' activation systems.

                  - Deeper penetration: Multi-photon activation uses longer wavelength light that delivers activating energy more deeply within tissue.

                  - Delivery of large amounts of energy while minimizing damaging photothermal effects.

         PHOTOCHEMISTRY

         We have identified a promising compound we call PH-10 that offers a wide variety of uses. We discovered that PH-10 selectively accumulates in diseased tissue (such as tumors), remains in diseased tissue for many days, and when activated with low-dosage X-ray, or with green light or ultrafast, pulsed, near infrared light, reacts to effectively destroy those diseased cells. Our preclinical animal tests to date lead us to believe that PH-10, when combined with particular light or radiation sources, has the potential to treat cancer and certain dermatological conditions virtually anywhere in the body. For example, when

PH-10 is used with X-rays it enhances the killing effect of the X-rays, allowing the destruction of cancerous tissue deep within the body (using markedly lower levels of X-ray energy than required in conventional therapy). Treatment at these reduced energy levels means that the photochemical effect (in this case, cell destruction) will tend to be limited to the diseased tissue with less damage to the healthy tissue. This feature alone holds the potential to significantly improve current methods and apparatus for radiation therapy. We have patent applications pending for the use of PH-10 in combination with visible light and with X-ray energy to treat and diagnose diseased tissue (the diagnostic properties of PH-10 are discussed below).

         PH-10, when used with green light, results in a potential treatment that is very depth limited. Green light is strongly absorbed by skin and can only achieve a treatment depth of 3-5 millimeters. Although this might seem like a shortcoming, this feature is especially important and useful for surface applications where serious damage can result from deeper treatment. We hope to exploit this capability in the treatment of psoriasis and other surface conditions such as actinic keratosis.

         Another exciting property of PH-10 is its relatively long history of safe use and the FDA's approval of this compound for a prior injectable application. Commercial use, the absence of any adverse side effects presently known to us, and the documented safety of the compound means that we may be able to shorten the initial phases of drug safety testing and move more quickly to the later stages of conducting human clinical trials. We believe this will give us the ability to bring new products with multiple applications based on PH-10 to market faster and at a lower cost than would ordinarily be possible.

         NON-INVASIVE DIAGNOSTICS

         LYMPHOGRAPHY. Lymphography is a procedure used to determine if a patient's cancer has spread to the lymph nodes. The presence or absence of cancer in the sentinel lymph node -- the first lymph node to receive lymphatic drainage from a tumor -- is an important indication of whether the disease has spread from the original tumor, the seriousness of the disease, and the prognosis for successful treatment. Under current treatment protocols, a malignant node or a node that is suspected of containing cancerous cells must be surgically removed.

         In 1999, we entered into an exclusive license for a special group of proprietary contrast materials, including one that has completed Phase I clinical trials and is ready to begin Phase II/III human clinical trials. These materials are covered by patent applications filed in the U.S. and elsewhere. We also acquired patented methods for performing minimally invasive lymphography using X-ray, computed tomography ("CT") or magnetic resonance imaging ("MRI").

         The purpose of these technology acquisitions is to develop products that precisely locate sentinel nodes following injection of a small amount of our proprietary contrast materials in the vicinity of the tumor. Due to the particular properties of these materials, they travel through the lymph system to the lymph nodes most likely to be affected if the cancer has spread. In most cases, we expect that the image may provide enough information to determine the position of nodes and the presence of cancer. A further benefit of these minimally invasive procedures is that they can be used multiple times and therefore provide a means to monitor the results of cancer treatment and detect recurrence.

         MULTI-PHOTON EXCITATION. One of our issued patents on simultaneous two-photon excitation and a patent application on multi-photon excitation describes the use of that technology for detecting diseased tissue. A laser system, coupled with flourescent diagnostic agents targeted to concentrate in diseased tissue, and signal processing technology described in one of our patents, has the potential to cause diseased tissue to emit light that can be converted into images. This could supplement current X-ray, mammography and MRI techniques to detect suspicious masses.

TARGET THERAPEUTIC AND DIAGNOSTIC APPLICATIONS -- OUR CLINICAL PIPELINE

         We are currently working to develop products incorporating our technologies in three application areas:


----------------------------------------------------------------------------------------------------------------------
CURRENT                 TECHNOLOGY/POTENTIAL         CLINICAL STATUS                 POTENTIAL FOLLOW-ON
INDICATION              PRODUCT                                                      APPLICATION
----------------------  ---------------------------  ------------------------------- ---------------------------------
Psoriasis               PH-10 as a cream or          Clinical pilot study            Actinic keratosis,
                        spray with green light       planned to start second         squamous and basal cell
                                                     quarter 2000                    carcinoma, wound healing
                                                                                     and Barretts esophagus

                        Light source device          Equivalent device
                                                     approved for other
                                                     medical applications

Lymphography            Nanoparticulate              Phase I complete;               Other diagnostic and
                        imaging agent                Phase II planned to start       imaging applications
                                                     fourth quarter 2000 or
                                                     early 2001

Prostate cancer         PH-10 with X-ray             Preclinical expected to         Breast, lung, head and neck
                                                     be completed third              cancer
                                                     quarter 2000 and animal
                                                     study planned to start
                                                     fourth quarter 2000
----------------------------------------------------------------------------------------------------------------------


         All of the dates listed above for completion of preclinical work, and for commencement of pilot studies and Phase II human clinical trials, are goals and projections based upon current objectives and information currently available to us. Our ability to meet these goals is subject to numerous contingencies, including the availability of testing facilities, availability of required materials or equipment, regulatory approvals, insurance, adequate capital and other factors described in "Risk Factors," below. The various stages of preclinical testing, pilot studies and human clinical trials are discussed below at "Government Regulations."

         DERMATOLOGY - PSORIASIS

         Dermatology is a market where we believe our planned products will offer much improved treatments over those currently available. We believe that we can create dermatology products that will meet the needs of this often overlooked market. With human pilot studies for psoriasis scheduled to begin in 2000, we believe that we will be able to effectively treat this disease of the skin without serious side effects. Additionally, we plan to use our proprietary resources to develop applications in other areas of dermatology, such as actinic keratosis, hair removal and wound healing.

         Our initial focus in dermatology is on psoriasis. Psoriasis is a common chronic disorder of the skin characterized by dry scaling patches, for which current treatments are few and those that are available have potentially serious side effects. Of the more than seven million people in the United States alone who suffer from psoriasis (there are estimated to be between 160,000 and 250,000 new psoriasis cases each year in the United States), more than 65% are treated with topical steroids that can have unpleasant side effects. None of the other treatments for moderate cases of psoriasis have proven completely effective and there is no cure for the disease at this time. The 25-30% of patients who suffer from more severe cases are candidates for PUVA (Psoralen with ultraviolet A light) and more intensive drug therapies. While PUVA treatment is one of the more effective treatments, patients undergoing such therapy experience a significantly increased risk of skin cancer.

         In the treatment we are currently evaluating, PH-10 is applied as a topical cream to the psoriatic plaque and illuminated with green light. We believe this treatment process will be superior to other PDT procedures because our combination of the drug and light source are expected to result in selective destruction of psoriasis cells with minimal damage to healthy tissue. Other potential advantages may include that the treatment could be completed in a small number of patient visits, and with reduced pain and post-treatment sensitivity to light.

         We have approved a grant to study the effectiveness of activating PH-10 with green light (delivered by a laser) to treat psoriasis. This study is expected to take place in Denmark on approximately 14 human subjects, beginning in mid-2000. Given the safety profile of the drug and the history of safe use in other indications, we anticipate a relatively short pathway from the pilot study to human clinical trials and eventual FDA approval.

         DIAGNOSTICS - LYMPHOGRAPHY

         The ability to diagnose certain diseases, including cancer, is an area we believe our technologies could offer improvement. It is generally accepted that breast cancer and melanoma are spread by way of the lymph system. Furthermore, effective and successful treatment of these cancers is aided by an early assessment of the presence or absence of disease in the lymph nodes. In addition, cancers of the lung, breast, prostate and many other cancers spread via the local lymph system. Products and procedures have been developed that enable surgeons to locate the sentinel node(s) (the first node to receive lymphatic drainage from a tumor), facilitate the excisional biopsy, and perform a pathological exam on the excised node. This procedure is costly due to the time it takes to locate the node and have the pathologist analyze a sample. If the node contains cancer, then surgical removal of all the regional lymph nodes may be performed. In some of these diseases, nodal diagnosis is not possible because their location is difficult to access.

         Patients who are thought to have cancer are currently subjected to injections of blue dye and radioactive particles that track the materials to the general area of the sentinel node. In the case of breast cancer, conservative doctors may biopsy and remove 15-30 underarm lymph nodes. Additional treatment will be required if cancer is discovered. Unfortunately, approximately 80% of the patients diagnosed with breast cancer or melanoma who undergo these painful procedures are found to have no sign of disease in their nodes. Indeed, doctors are now questioning the safety of removing the lymph nodes.

         For patients who have been diagnosed with or treated for many types of cancer, reevaluation of their lymph nodes to determine whether their cancer has returned would guide therapy for those who need it and provide welcome reassurance for those who do not. Based on estimates of the number of patients diagnosed with or recovering from breast or prostate cancer alone, the amount of procedures conducted annually is potentially in the millions. The lymphography market is in dire need of a non-invasive, improved procedure that can diagnose and stage cancer without infringing upon patients' quality of life. Our procedure and imaging agent could make it possible to diagnose and determine the extent of the cancer and assess these nodes.

         Preparing to meet this market need, we are in the process of developing an advanced lymphography technology through a joint venture with affiliates of Elan Corporation, plc. Sentigen Ltd., the joint venture entity, is working to develop and commercialize nanoparticulate diagnostic imaging agents for the detection and treatment of cancer in patients' lymph nodes. Our goal with this joint venture is to develop a minimally invasive diagnostic imaging procedure based on CT that would precisely locate the sentinel nodes and provide a means to determine if cancer was present in those nodes. We anticipate that nanoparticulate imaging agents will be well suited to enter the lymph system and flow to the sentinel nodes. A sensitive imaging device, such as a CT device, scans the nodes to determine the structure of the node and whether cancer is present. The difference in contrast created by the presence or absence of the imaging agent serves as the basis to judge presence or absence of disease. We expect nanoparticulate imaging agents to remain in the node to allow for an effective imaging procedure with a good safety profile and acceptable clearance times.

         Data from the American Cancer Society indicates that there are approximately 660,000 or more new cases of breast, prostate, lung, melanoma, uterine and head and neck cancer diagnosed annually. Those new cases could be eligible for a diagnostic test of the type we are working on, based on applicability to a variety of cancers. The data further indicates that there are currently in excess of approximately three million patients who already have had cancer and may be eligible for such a diagnostic test. Because our proposed procedure will be minimally invasive and with what we believe will be minor side effects, it could be used as a monitoring diagnostic to help assess treatment success and to monitor the progression of the disease. This promises to be a less painful and complicated procedure that could be administered in an outpatient setting, which thereby may facilitate wider use. In most cases, we believe the images may provide enough information to determine the advancement of cancer and potentially may be used to monitor the results of post-cancer treatment and to detect recurrence.

         We are presently contemplating that Phase II trials to test the imaging agents will begin in the fourth quarter of 2000 or early 2001 and will be conducted in two, 60-patient studies intended to confirm the degree and number of side effects. If the testing in the 120 patients validates Phase II results, we expect to convert the trials to a pivotal Phase III study. We then anticipate recruiting approximately 400 patients for the Phase III study.

         ONCOLOGY

         The development of cancer treatments is another area where we believe our potential products could offer improvement over currently available treatments. More than 8.4 million Americans live with cancer and more than one million new cases of cancer are expected to be diagnosed in 2000. Today's cancer therapies for deep tissue cancers, such as lung, prostate and breast cancers, are harsh because they involve chemotherapy, intense radiation, and/or radical surgeries. These treatments, while strong enough to destroy diseased tissue, may fail to discriminate between healthy and diseased tissue and can traumatize the body, leaving the patient weak and suffering from side effects for months and even years after being treated. Surgical disfigurement, illness, hair loss, weakness, nausea, burns and follow-on tumors are just a few of the side effects of conventional cancer therapy.

         We believe our planned products could potentially improve treatment of a wide variety of cancers using non-invasive or minimally invasive techniques that may spare the patient additional trauma brought on by side effects. The challenge in cancer therapy still remains treating the disease without damaging healthy tissue. Conventional treatments generally do not offer this level of selectivity. Even many of the new biotechnology products may fall short of the hoped for selectivity and produce serious side effects.

         It is currently estimated that 70% of newly diagnosed cancers are focal (they present as a solid tumor still confined to its tissue of origin). We have demonstrated in mice and rabbits that our photoactive drug, when combined with low dose radiation in a focal tumor, results in the destruction of tumor cells. We have shown that the drug PH-10 has a selective affinity for many types of tumor tissue and that high levels of the drug are selectively retained within the tumor for days. When tumors in mice were injected with PH-10 and given a low dose of radiation, we observed a 90% reduction in tumor cells after two days. Histological analysis showed that when the low-dose treatment was delivered to cells containing the drug PH-10 there was no significant damage to healthy cells surrounding the tumor. These results hold the promise of a new, minimally invasive, radiation-based cancer therapy applicable to many focal tumors without limitation due to the tumor's location in the body. This potential treatment could be delivered in an outpatient setting, avoiding the side effects of traditional therapies and offering the chance to control or possibly eliminate cancerous tumors.

         Through a research agreement with Tufts University School of Veterinary Medicine, we are working to develop new cancer treatments using low dose X-rays to activate PH-10. At Tufts, the team can treat animals with naturally occurring cancer, which we hope will accelerate product development to benefit both humans and animals. With more than 179,000 new cases diagnosed each year, we are initially concentrating on treatments for prostate cancer. We hope our research findings will lead to development of treatments for cancers of the lung, breast, head and neck.

RESEARCH PIPELINE

         One of the benefits of our flexible approach and core technologies is the possibility that research in one application could lead to treatments in other applications. The following table shows possible follow-on applications from our current projects and other research projects underway or under consideration.



------------------------------------------------------------------------------------------------------------------
MARKET AREA                   FOLLOW-ON                     TECHNOLOGY/POTENTIAL          STATUS
                              APPLICATION                   PRODUCT
------------------------------------------------------------------------------------------------------------------
DERMATOLOGY                   Actinic keratosis             PH-10 and green light         Ready to begin human
                                                                                          pilot study

                              Squamous and basal            PH-10 and green light         Ready to begin human
                              cell carcinoma                                              pilot study

                              Wound healing                 PH-10 and green light         Ready to begin human
                                                                                          pilot study

                              Hair removal                  Ultrafast, pulsed laser       Ready to begin human
                                                                                          pilot study

                              Cutaneous melanoma            Ultrafast, pulsed laser       Preclinical studies
                                                                                          complete
------------------------------------------------------------------------------------------------------------------
ONCOLOGY                      Barretts esophagus            PH-10 and green light         Ready to begin human
                                                                                          pilot study

                              Ocular melanoma               Ultrafast, pulsed laser       Preclinical studies
                                                                                          ongoing

                              Breast, lung, head and        PH-10 with X-ray              Ready to begin
                              neck cancer                                                 preclinical studies
------------------------------------------------------------------------------------------------------------------
DIAGNOSTICS                   Lymphography                  Other diagnostic and          Research under
                                                            imaging applications          consideration

                              Two-photon                    Signal processing             Ready to license to
                              microscopy                    technologies                  third parties
------------------------------------------------------------------------------------------------------------------


         ACTINIC KERATOSIS. Actinic keratosis (also called solar keratosis or senile keratosis) is the most common pre-cancerous skin lesion among fair-skinned people. In the U.S., it has been estimated that nearly half of the approximately five million cases of skin cancer initiated as actinic keratosis. Early stages of this disease have proven responsive to PDT. We are researching possible use of PH-10 with green light activation for treatment of these early stages, and for potential treatment of more advanced stages of the disease. We plan to consider human pilot studies of this therapy depending on the results of our other dermatological studies.

         SQUAMOUS AND BASAL CELL CARCINOMA. More than one million new cases of squamous and basal cancer -- common surface cancers that appear on the skin, lips, inside the mouth, throat or esophagus -- are expected to be diagnosed in 2000 and its occurrence is increasing in the fair-skinned population of the United States, Europe and Australia. Treating basal cell and squamous cell cancers and other surface cancers poses its own set of problems, with ugly scarring and recurrence of the cancer if some of the cancerous cells fail to be removed. We are currently researching use of PH-10 combined with green light activation for potential treatment of squamous and basal cell cancer. We plan to consider human pilot studies of this therapy depending on the results of our other dermatological studies.

         WOUND HEALING. We are researching a technique that would promote the healing of persistent skin lesions, such as those found in diabetes patients. This PDT technique would use PH-10 in a cream that becomes activated using green light. We plan to consider human pilot studies of our technology as a treatment for wound healing pending the results of our other dermatological studies.

         HAIR REMOVAL. We are investigating the application of long wavelength, ultrafast, pulsed laser light to remove blond and red hair, using a melanin precursor present in the hair follicle as the photoactive agent to destroy the hair follicle. Our approach, if successful, may yield an improvement over current hair removal technologies by removing light colored hair and by removing hair without generating heat or requiring cooling for the skin. This approach is ready for a pilot study in humans. It has been estimated that there will be approximately 1.5 million hair removal procedures in 2000, growing to three million procedures in 2003. If we can demonstrate through our pilot studies and later clinical trials that our procedure is effective, painless and works on all skin types and hair colors, we would anticipate capturing a portion of that market.

         OCULAR MELANOMA. We are conducting research on ocular melanoma with the Massachusetts Eye and Ear Infirmary (a teaching affiliate of Harvard Medical School) for an alternative photodynamic therapy treatment that may offer advantages over current painful radiotherapy or surgical treatment options. While ocular melanoma is rare (approximately 2,000 U.S. cases annually) the most exciting aspect of the study is that it may pave the way for treatment of primary melanomas of the skin and for metastatic melanoma in the lungs and liver. Treatment of ocular melanoma using multi-photon excitation in a rabbit model has resulted in eliminating tumors in over 80% of the animals with one treatment session. We are currently conducting light dosimetry and other refinement studies. We believe that this application is nearly ready for human pilot studies.

         CUTANEOUS MELANOMA. In our laboratory, we performed research assessing the use of ultrafast, pulsed light to directly activate melanin and its precursors to kill cutaneous melanoma tumors. We announced preliminary results of that research in September 1998. Tumors produced in mice were treated by scanning the affected area with light from an ultrafast, pulsed laser. Tumors ranging in size from 6 to 10 millimeters in diameter and up to 5 millimeters thick, when treated with ultrafast, pulsed laser light using multiphoton excitation, produced an immediately marked "blanching" effect, resulting from the interaction between melanin and the light. After treatment, tumor volume was reduced by 100% with little or no scarring. Further research on this indication is being deferred pending the completion and results of our ocular melanoma preclinical research described above.

         BARRETTS ESOPHAGUS. Barretts esophagus is a pre-cancerous condition in which the lining of the esophagus changes tissue type as a result of long-standing acid reflux. It has been estimated that there is a 10% chance that the Barretts tissue will advance to esophageal cancer if not properly treated. We are researching whether PH-10, when topically applied to esophageal tissue and treated with the proper light source, could selectively target and treat diseased tissue. The research may lead to reduction in treatment costs and improved safety over today's methods of treating Barretts esophagus. Problems that have been noted with conventional PDT have included deep-tissue damage creating post-treatment strictures and perforation of the esophageal wall. In our laboratory, we demonstrated that murine esophageal tissue could be selectively targeted and treated with a topical application of PH-10 and green light. We began preclinical trials in canines in July 1999 through our research agreement with the University of Tennessee School of Veterinary Medicine. We have completed 30 treatments, the results of which were consistent with our belief that our selective targeting approach would lead to improved safety.

         BREAST, LUNG, HEAD AND NECK CANCER. Through our research agreement with Tufts University School of Veterinary Medicine, we plan to begin preclinical work on animals to determine whether our work on developing treatment for prostate cancer can be extended to treatment for cancers of the breast, lung, head and neck. We believe the properties of PH-10 activated with X-rays may have potential in these follow-on applications.

         TWO-PHOTON MICROSCOPY. We have evaluated a portion of this technology by incorporating our designs into a conventional two-photon microscope located at Vanderbilt University. Our technology for signal processing can potentially improve the diagnostic signal over background noise, which should improve image clarity and diagnostic sensitivity. This technology is now ready to license to third parties for use in microscopy or clinical diagnostic applications.

         BIOTECHNOLOGY. In the course of our many research projects, we have developed intellectual property that falls within the area of traditional biotechnology. These technologies involve methods to improve the development and production of vaccines, and the discovery of unknown viruses. To further pursue these discoveries, we may create a joint venture subsidiary that would focus on this area, although we are not actively pursuing this type of joint venture for our biotechnology developments at this time.

         VETERINARY APPLICATIONS. In our work at Tufts University School of Veterinary Medicine, we are sponsoring research in treatments for animals with naturally occurring tumors. We are also working to begin laboratory evaluation of PH-10 together with green light to treat surface tumors in horses. Our equine tumor research will be conducted through a research agreement being negotiated with the University of Tennessee School of Veterinary Medicine.

DEVELOPMENT AND COMMERCIALIZATION STRATEGY

         Our overall strategy is to leverage our proprietary technologies through contractual collaborations with third-parties. In particular, we plan to:

         - Address product development by demonstrating basic technical feasibility in animal models internally and then, using third-party clinicians experienced in the specific indication, to conduct formal preclinical trials. We intend to use the expertise of the third party clinicians to collect data necessary to obtain IND's (an Investigational New Drug Application with the FDA) or IDE's (an Investigational Device Exemption from the FDA) required to begin human trials.

         - Utilize our clinical development team and contractual collaborative arrangements with third parties to access the skills and resources required to design, test, obtain regulatory approval, and manufacture photoactive agents, treatment regimens, diagnostic products and laser devices.

         - Market potential products through strategic or distribution collaborations as determined by the specific characteristics of each product application.

         - Consider opportunities in related fields for technological licensing when those opportunities could lead to faster development of products and FDA approval. This includes obtaining technology through licenses from others and licensing our own technology to third-parties.

         We do not expect to generate material revenues from operations in the near future. Our first revenues, if any, are expected to derive from licensing fees and royalties from collaborative relationships and from sales of certain products related to our expertise in PDT (which currently includes computer software we developed and our two-photon imaging patent). If we develop a saleable therapeutic or diagnostic method, device or drug, we expect to generate revenues from product sales or licensing fees.

         Our ability to successfully develop and manufacture any product is subject to numerous contingencies and uncertainties, including certain Risk Factors described below. Our objectives, business strategy and product development efforts are subject to change based on numerous factors, including the results of preclinical and clinical testing, the availability of suitable collaborative relationships, the nature of competition, regulatory requirements and the availability of capital. The description of our business strategy contains "forward-looking statements" that should be read in conjunction with the Risk Factors, described below.

         Currently, we have not developed any therapeutic or diagnostic products that are available to manufacture and sell to the public or a pricing structure for any potential products. However, we developed a software program for ultrafast, pulsed lasers called PulseView(TM) that is being distributed through Coherent, Inc. (which currently includes computer software and a hardware computer interface).

         Some of our research agreements provide generally that inventions developed during the course of research by the institution's investigators, alone or jointly with us, will be owned by the institution and subject to a right of first refusal that we can exercise for a stated period allowing us to enter into an exclusive license for that invention. Our agreements presently in effect with Tufts University School of Veterinary Medicine, Massachusetts Eye and Ear Infirmary and our recently completed agreement with Massachusetts General Hospital's Center for Imaging and Pharmaceutical Research each contain provisions of this type. In some cases the key terms of the license are stated in the research agreement, with other terms to be negotiated at the time we exercise the right of first refusal (if we choose to exercise it).

         ELAN JOINT VENTURE

         We implemented a major component of our business strategy in October of 1999 when we entered into a joint venture with affiliates of Elan Corporation, plc (collectively, "Elan"). Elan is a multi-national, billion dollar pharmaceutical company. The joint venture -- called Sentigen Ltd. ("Sentigen") -- will work towards developing and commercializing lymphography agents. We licensed to Sentigen certain methods we acquired from Alliance Pharmaceutical Corp. and certain other proprietary technology for use in lymphography, and we sub-licensed proprietary compounds we licensed from Massachusetts General Hospital and Nycomed Imaging AS. Elan, through its drug delivery division, Elan Pharmaceutical Technologies, licensed to Sentigen its NanoCrystal(TM) stabilized nanoparticulate formulation technology to develop the diagnostic imaging agents.

         In addition to the technology we gained access to through the Sentigen joint venture, Elan provided us with a $4.8 million credit facility we can draw on to fund our share of the anticipated development costs of the joint venture. Elan may convert borrowings under that credit facility into our Common Stock at a price of $18.15 per share. Also as part of that transaction, Elan purchased 461,538 shares of our Common Stock at $13.00 per share for a total purchase price of $6 million.

         We also issued 12,015 shares of Series A Exchangeable Convertible Preferred Stock ("Series A Preferred") to Elan for $1,000 per share. The terms of the Series A Preferred are described in more detail in "Market for Registrant's Common Equity and Related Shareholder Matters -- Series A Convertible Preferred Stock" below. We used the $12,015,000 proceeds from the sale of our Series A Preferred to purchase 80.1% of the equity of Sentigen. Elan purchased the other 19.9% of Sentigen's equity for $2,985,000 (Elan may in the future increase its ownership to 50%). Sentigen used the entire $15 million it received from us and Elan to pay Elan for Sentigen's license fee for the use of intellectual property licensed to Sentigen by Elan.

         Our agreement with Elan provides that Elan has the right to nominate a member to our Board of Directors until October 2004 or as long as Elan owns 10% of our Common Stock. The Elan Board nominee will be on the management slate of directors at our 2000 annual meeting of shareholders. Elan also has a preemptive right to participate in our future equity offerings to maintain its pro rata interest in Photogen. In addition, if we issue Common Stock or Common Stock equivalents in our next bona fide offering at less than $13 per share, we must issue additional shares of Common Stock to Elan so that the average price per share paid by Elan for its aggregate ownership of our Common Stock will equal the effective price in that offering.

         AKORN AGREEMENTS

         In November 1999, we announced that we had entered into agreements with Akorn Inc., a diagnostic and therapeutic pharmaceutical manufacturer, in which Akorn agreed to develop certain formulations of PH-10 and supply us with sample quantities for our use in experimental oncology and dermatology treatments. Akorn will also provide us with necessary background information for meeting regulatory requirements for FDA approval of PH-10. Akorn will develop and document raw materials, production and testing procedures and specifications necessary for us to use when we have new drug applications ("NDA") to file with the FDA for PH-10. Akorn also agreed to negotiate in good faith with us to enter into a supply contract for PH-10.

         COHERENT AGREEMENT

         In January 2000, we entered into an exclusive distribution agreement with Coherent, Inc., in which Coherent will market and sell our PulseView(TM) software package and computer interface. PulseView(TM) is our first product to reach commercial distribution. The PulseView(TM) package provides a simple, rapid means for characterization and validation of the performance of ultrafast, pulsed lasers.

Currently these advanced lasers are primarily used for scientific research. We do not expect our revenues from this product to exceed $200,000 for the next two years.

         PATENTS

         We are continuing to pursue patent protection for our proprietary technologies with the U. S. Patent and Trademark Office, and in various foreign jurisdictions. We plan to prosecute, assert and defend our patent rights whenever appropriate. However, securing patent protection does not necessarily assure us of competitive success. See "Risk Factors -- Loss of patent and other intellectual property protection would have a material adverse effect on our business, results of operations and financial condition," below. We are currently the owner of five patents issued by the U.S. Patent and Trademark Office of which two are set to expire in 2010 and three in 2016.

         In November 1998, we were issued a United States patent with claims directed to methods for the treatment of plant or animal tissue with simultaneous two-photon excitation of at least one photoactive molecular agent. Other methods claimed in the patent include the treatment of cancerous tissue using simultaneous two-photon excitation. Further, some claims are directed to a method for using two-photon excitation at a confocal region substantially below the tissue surface. In December 1999, we were issued a divisional of this patent relating to methods for producing at least one photo-activated molecular agent in a particular volume of material using simultaneous two photon excitation or promoting two photon excitation at a confocal region including those substantially below a material surface. In November 1998, we were issued a United States patent directed to our methods for improving selectivity in photoactivation and detecting molecular diagnostic agents and the imaging of tissue containing photoactive molecular agents using simultaneous two photon excitation. This process causes the photoactive agent to emit energy that can be detected to produce a signal or alternatively, image deep tissue. The patent also includes a method for imaging of a particular volume of material containing photoactive molecular agents using two photon excitation at a confocal region including those regions in deep tissue.

         We have also filed patent applications, corresponding to the two initial patents issued in the United States, under the Patent Cooperation Treaty ("PCT") covering a number of foreign countries. A preliminary examination report has been received at the international level, indicating the novelty, inventive step and industrial applicability of the claims of each PCT application. The European Patent Office ("EPO") regional phases of the PCT applications have been entered into along with the national phases for applications in Australia, Canada, China, India, Israel, Korea, New Zealand, Singapore, and certain other countries, including Taiwan.

         We recently acquired from Alliance Pharmaceutical Corp. certain patented technology that describes methods for using certain particulate contrast materials in lymphography, and we have sub-licensed another group of nanoparticulate contrast materials through Massachusetts General Hospital. Together, these lymphography methods and compounds involve four U.S. patents with additional patents in certain foreign jurisdictions and a U.S. patent application and corresponding foreign applications.

         We are continuing to pursue patent protection for our other proprietary technologies with the U.S. Patent and Trademark Office, the PCT and in various foreign jurisdictions. In addition to our issued patents and applications discussed above, we have filed another 12 U.S. patent applications relating to inventions in the following areas:

                  -        Multi-photon activation technology

                  - Methods and apparatus for imaging and treating tissue using photodynamic therapies

                  - Additional photodynamic therapy methods and apparatus for topical treatment of disease

                  - Methods and apparatus for treatment of tissue containing an endogenous pigment (for example, melanoma destruction)

                  - Radiocontrast (X-ray contrast) agents and methods for treating tissue using those agents

                  - Radiosensitizer (radiation sensitizer) agents and methods for treating tissue using those agents

                  -        Methods for enhanced production of cell lines.

         Like other entities whose research is sponsored in any manner by the United States Government, certain patents that we own or license are subject to Confirmatory Licenses in favor of the United States Government, as required by applicable federal regulations. These regulations require us or the patent owner to agree to convey to the Government, upon the Government's request, rights in the technology if we decide not to continue prosecution of the patent applications or if the patent owner does not wish to retain title to the inventions covered in the patents. The Government also retains certain "march-in rights" that permit the Government to use the technology under certain circumstances, including if that action is necessary because we or the patent owner have not taken or are not expected to take effective steps to achieve practical application of the inventions; it is necessary to alleviate health or safety needs not being met by us or the patent owner; or to meet the requirements for public use specified in certain federal regulations and those requirements are not being met us or the patent owner. We intend to prosecute patent applications and in other respects develop patents we own so that the Government will not exercise its rights under these confirmatory licenses.

         "Photogen," the "ray of light" logo and "PulseView" are trademarks of Photogen. All other trademarks or trade names used in this Form 10-KSB are trademarks or trade names of their respective owners.

         SCIENTIFIC ADVISORY COUNCIL

         Our Scientific Advisory Council was formed in September 1998 to provide scientific advice and counsel to the Board of Directors and Company management team. It is charged with providing guidance and recommendations to help us pursue commercially important applications; benefit from the latest developments in chemistry, biochemistry, laser design and photochemistry; avoid investing our resources in unprofitable areas; benefit fully from our proprietary technologies; become properly staffed and equipped; and advance our interests by facilitating the development of licenses and collaborative agreements. The Council met twice during 1999 and focused its efforts on clinical trial designs.

         In addition to our President, the following persons serve on the
Council:

         - Daniel Tosteson, M.D. - Former Dean of the Faculty of Medicine of Harvard Medical School and an accomplished contributor in the fields of molecular biology and medical education

         - Harry Morrison, Ph.D. - Dean of Purdue School of Science and specialist in the fields of photochemistry and photobiology

         - Merrill Biel, M.D., Ph.D. - Practicing physician specializing in head and neck concerns and president of Ear, Nose & Throat Specialty Care of Minnesota.

         Each member of the Council (other than the Company's President) has entered into a consulting agreement with us providing for the confidentiality of our proprietary information, and also entered into an award agreement providing for the grant of non-qualified stock options (vesting over five years) under our 1998 Long Term Incentive Compensation Plan.

         GOVERNMENT REGULATIONS

         All of the therapeutic and diagnostic products we currently contemplate developing will require approval by the United States Food and Drug Administration ("FDA") prior to sales being made within the United States and by comparable foreign agencies prior to sales being made outside the United States. The FDA and comparable regulatory agencies impose substantial requirements on the manufacturing and marketing of pharmaceutical products and medical devices. These agencies and other entities extensively regulate, among other things, research and development activities and the testing, manufacturing, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our proposed products.

         One of our contemplated products, based on nanoparticulate compounds we obtained through a license, has been through a Phase I trial. However, we have not submitted any information to the FDA regarding any of our other proposed products. See "Risk Factors -- Our proposed products are subject to extensive testing and government regulation and approval, including by the Food and Drug Administration," below.

         The regulatory process required by the FDA through which our drug or device products must successfully pass before they may be marketed in the U.S. generally involves the following:

         - Significant and periodic communication, including meetings, with the FDA;
         -        Preclinical laboratory and animal testing;
         - Submission of an application that must become effective before clinical trials may begin;
         - Adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication; and
         - FDA approval of the application to market a given product for a given indication.

         For pharmaceutical products, preclinical tests include laboratory evaluation of the product, its chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of the product. Where appropriate (for example, for human disease indications for which there exist inadequate animal models), we will attempt to obtain preliminary data concerning safety and efficacy of proposed products using carefully designed human pilot studies. Pilot studies will, in general, be sponsored using grants to leading physician-investigators. Sponsored work will be conducted in compliance with pertinent local and international regulatory requirements, including those providing for Institutional Review Board approval and national governing agency approval and patient informed consent, using protocols consistent with ethical principles stated in the "Declaration of Helsinki" and other internationally recognized standards. We expect any pilot studies to be conducted outside the United States; but if any are conducted in the United States, they will comply with applicable FDA regulations. Data obtained through pilot studies will allow us to make more informed decisions concerning possible expansion into traditional FDA-regulated clinical trials.

         If the FDA is satisfied with the results and data from preclinical tests, it will authorize human clinical trials. Human clinical trials are typically conducted in three sequential phases which may overlap. Each of the three phases involves testing and study of specific aspects of the effects of the pharmaceutical on human subjects, including testing for safety, dosage tolerance, side effects, absorption, metabolism, distribution, excretion and clinical efficacy.

         Historically, obtaining FDA approval for photodynamic therapies has been a significant challenge. Not only must the photoactive agent be approved as a drug, but the laser activation system must also be approved as a medical device. The FDA is gaining experience with lasers by virtue of having reviewed and acted upon many 510(k) and premarket approval filings submitted to it for non-photodynamic therapy laser applications. Applicable medical devices can be cleared for commercial distribution through a notification to the FDA under
Section 510(k) of the applicable statute. The 510(k) notification must demonstrate to the FDA that the device is as safe and effective and substantially equivalent to a legally marketed or classified device that is currently in interstate commerce. Such devices may not require detailed testing. Certain high-risk devices that sustain human life, are of substantial importance in preventing impairment of human health, or that present a potential unreasonable risk of illness or injury, are subject to an FDA approval process initiated by filing a premarket approval ("PMA") application.

         We have established a core clinical development team and have been working with outside FDA consultants to assist us in developing product-specific approval strategies, preparing the required submittals, guiding us through the regulatory process, and providing input to the design and site selection of human pilot and clinical studies. We prefer to select products and to address indications that have no other effective treatments available, that involve only a laser device, or that utilize a photoactive drug already approved for other human applications. We believe this approach will allow the FDA to make the best use of its existing experience with medical lasers, while allowing us to introduce the FDA reviewers to the benefits of our photodynamic therapy applications. The goal of this strategy is to obtain more rapid approval for a few lead products, and accelerate approvals of other products that will require more time to review.

         The testing and approval process requires substantial time, effort, and financial resources, and we may not obtain FDA approval on a timely basis, if at all. Success in preclinical or early-stage clinical trials does not assure success in later stage clinical trials. The FDA or the research institution sponsoring the trials may suspend clinical trials or may not permit trials to advance from one phase to another at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Once issued, the FDA may withdraw a product approval if we do not comply with pertinent regulatory requirements and standards or if problems occur after the product reaches the market. If the FDA grants approval of a product, the approval may impose limitations, including limits on the indicated uses for which we may market a product. In addition, the FDA may require additional testing and surveillance programs to monitor the safety and/or effectiveness of approved products that have been commercialized, and the agency has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Further, later discovery of previously unknown problems with a product may result in restrictions on the product, including its withdrawal from the market. Marketing our products abroad will require similar regulatory approvals and is subject to similar risks.

         In the ordinary course of business, we must also comply with a variety of other federal and state governmental regulations. These regulations impose, among other things, standards of conduct, recordkeeping, labeling and reporting. Specific regulations affecting our current and proposed operations include: environmental-type discharge requirements, good laboratory practices governing animal testing, good manufacturing practices regarding the manufacture of drugs and other FDA- regulated products, animal care and use regulations, laws and regulations relating to labor and the use of lasers, and required general business practices. We do not currently anticipate that the cost of compliance in these areas, other than obtaining FDA approval, will present a major obstacle to achieving our goals.

         Another area of regulation that will impact our business is the recent developments in health care reimbursement and delivery practices as a means to better control health care costs. See "Risk Factors -- We cannot predict the effect of changes in health care reimbursement and legislative reform on our business," below. We believe that changes in health care reimbursement practices by health insurers and third party payors may lead to an increased interest in alternative medical procedures and methods such as photodynamic therapy and lymphography which may generally be less complicated and costly than traditional procedures. For these reasons, we believe that it may be possible for our potential products to become attractive alternatives for health insurers and third party payors.

         COMPETITION

         The industry in which we operate is intensely competitive, and there is rapid change with respect to technology for the diagnosis and treatment of disease. Existing or future pharmaceutical and device companies, government entities and universities may create developments that accomplish similar functions to our technologies in ways that are less expensive, receive faster regulatory approval, or receive greater market acceptance than our potential products. See "Risk Factors -- Our potential markets are extremely competitive," below.

         Our competitors have, in general, been in existence for considerably longer than we have, and thus generally have greater capital resources and access to capital; greater internal resources for activities in research and development, clinical testing and trials, production and distribution; existing collaborative relationships with third parties; and have made greater progress in the preclinical and clinical testing of their products. In addition, our competitors may be disinclined to form collaborative relationships with us directly, or to permit their collaborative partners to work with us. See "Risk Factors -- Because we do not have, and do not intend to develop, internal research, manufacturing or clinical testing facilities or marketing resources for our proposed products, we will have to rely on third parties and collaborative relationships," below.

         We are aware of one competitor, QLT PhotoTherapeutics, Inc. that has already received FDA approval for use of its proprietary photoactive agent, Photofrin(R), in the treatment of esophageal cancer and non-small cell lung cancer. In conjunction with CIBA Vision, QLT PhotoTherapeutics, Inc. is expected to soon have a second product, "Visudyne(R)," approved for photodynamic treatment of certain forms of macular degeneration. Another competitor, Dusa Pharmaceuticals, has recently received FDA approval for use of its proprietary photodynamic product, Levulan(R) Kerastik(TM), for treatment of actinic keratosis. Other competitors, namely Miravant Medical Technologies, Inc. and Pharmacyclics, Inc., have advanced their proprietary photoactive agents to Phase II/III clinical trials. Laser manufacturers are also making progress in using laser technologies to treat certain indications. For example, Indigo Medical, Inc., a subsidiary of Johnson & Johnson, uses a laser to treat prostate cancer. In addition, there have been many dramatic developments in treatments for cancer and other diseases that do not involve photodynamic therapy. These treatments include new chemotherapy agents or other drugs, vaccines, hyperthermic treatments, and ultrasound. All of these alternatives potentially compete with products we may offer because they provide alternative methods and treatments for certain indications.

         We believe that our unique technologies may offset to some extent the disadvantages from our competitive position. One or more of these technologies, for example, may change the traditional emphasis in photodynamic therapy from the drug to the light delivery source. We believe this may enable our technology to add value to existing and future products of drug manufacturers. In addition, the unique properties of our laser activation process may give it a competitive advantage over other light delivery methods that require invasive procedures.

         RISK FACTORS

         This Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and other factors that may cause our actual results or performance to differ materially from any results or performance expressed or implied by those statements. Examples of forward-looking statements include predictive statements, statements that depend on or refer to future events or conditions, which include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "should," "may" or similar expressions, or statements that involve hypothetical events.

         The following are some of the key risk factors that may affect our future results:

WE ARE A DEVELOPMENT STAGE COMPANY, WE HAVE CONDUCTED ONLY LIMITED STUDIES ON OUR TECHNOLOGIES AND WE DO NOT HAVE ANY PRODUCTS OR REVENUES FROM SALES.

                  Our Company and our technology are in an early stage of development. We have not generated revenues from sales or operations, and we do not expect to generate any significant revenues for at least several years.

                  Use of our technology has been limited primarily to laboratory experiments or animal testing and only one compound has completed Phase I clinical trials in humans. We have therefore not yet conducted substantive studies on the effectiveness of any compound on human subjects. The drug and device products we currently contemplate developing will require significant additional research and development, preclinical and clinical testing and regulatory approval before they can be manufactured and sold. We cannot assure that we will be able to develop our technology into marketable products or that the technology will be effective for diagnosis or treatment of human diseases. As a result of changing economic considerations, market, clinical or regulatory conditions, or clinical trial results, we may shift our focus or determine not to continue one or more of the projects we are currently pursuing.

WE HAVE A HISTORY OF LOSSES AND MAY NOT ACHIEVE OR MAINTAIN FUTURE PROFITS OR PAYMENT OF DIVIDENDS.

                  We have incurred losses since the beginning of our operations. As of December 31, 1999, we have incurred total losses of approximately $8,583,235. We expect our losses to increase in the future as our financial resources are used for research and development, preclinical and clinical testing, regulatory activities, manufacturing, marketing and other related expenses. We may not be able to achieve or maintain profitability in the future. We have never declared or paid any cash dividends to stockholders, and do not expect to do so in the foreseeable future.

WE MUST OBTAIN SIGNIFICANT ADDITIONAL FINANCING.

                  Under the present circumstances, we may exhaust our available capital by approximately August, 2001 (depending on the pace of our spending for preclinical and clinical trials). We will need substantial additional financing for our research, clinical testing, product development and marketing programs. We cannot accurately estimate the amount of additional financing required; however, the amount could be an additional $30 - 50 million or more. Depending on market conditions, we will attempt to raise additional capital through stock and debt offerings, collaborative relationships and other available sources. Additional funds may not be available on acceptable terms, if at all, and existing stockholders may be diluted as a result of those offerings.

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

OUR PROPOSED PRODUCTS ARE SUBJECT TO EXTENSIVE TESTING AND GOVERNMENT REGULATION AND APPROVAL, INCLUDING BY THE FOOD AND DRUG ADMINISTRATION ("FDA").

                  Most of our proposed drug and device products have not begun, and none has completed, the FDA's extensive approval process which must be completed before proposed products can be sold in interstate commerce. This process includes preclinical and clinical testing for effective use and safety in animals and humans and it can be extremely costly. The time frame necessary to perform these tasks for any individual product is long and uncertain, and we may encounter problems or delays which we cannot predict at this time. Even if clinical trials are successful, our proposed products may not demonstrate sufficient effectiveness or safety to warrant approval by the FDA or other regulatory authorities. Any regulatory approval may not cover the clinical symptoms or indications that we may seek. Marketing our products in other countries will require seeking and obtaining regulatory approvals comparable to those required in the U.S.

LOSS OF PATENT AND OTHER INTELLECTUAL PROPERTY PROTECTION WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

                  One factor which may bear on our success is our ability to obtain, assert and defend our patents, protect trade secrets and operate without infringing the intellectual property of others.

         Among the important risks in this area are that:

         -        Our patent applications may not result in issued patents.
                  Moreover, any issued patents may not provide us with adequate protection of our intellectual property or competitive advantages.

         - Various countries limit the subject matter that can be patented and also the ability to enforce patents in the medical field, which may limit our ability to obtain or utilize such patents against third parties.

         - Our inventions may be "reverse engineered" by our competitors, and third parties may challenge our existing patents and seek to hold them invalid or unenforceable.

         - Existing or future patents or patent applications (and the products or methods they cover) of our competitors (or others, such as research institutions or universities) may interfere, invalidate, conflict with or infringe our patents or patent applications. Similarly, our use of the methods or technologies contained in our patents and other intellectual property may conflict or infringe the rights of others.

         - If an advance is made that qualifies as a joint invention, the joint inventor or his or her employer may have rights in the invention.

                  Litigation over patents and other intellectual property rights occurs frequently in our industry, and there is a risk that we may not prevail if we become involved in such litigation. Further, interference may occur over the rights to certain inventions and there is a risk that we may not prevail in such an interference. Those disputes can be expensive and time consuming, even if we win. Intellectual property disputes are often settled through licensing arrangements that could be costly to us. In any intellectual property litigation, it is possible that licenses necessary to settle the dispute would not be available, or that we would not be able to redesign our technologies to avoid any claimed infringement.

                  Confidentiality agreements covering our intellectual property may be violated and we may not have adequate remedies for any violation. Also, our intellectual property may in other ways become known or be independently discovered by competitors.

                  To the extent we use intellectual property through licenses or sub-licenses (as is the case for some of our lymphography technology), our rights are subject to us performing the terms of the license or sub-license agreement with third parties. Our rights are also subject to the actions of third parties we may not be able to control, such as our sub-licensor complying with the terms of its license with the patent owner and the patent owner maintaining the patent.

                  In some cases where U.S. Government funding was used to support a project, certain intellectual property is subject to the Government's "march in" rights which include a royalty-free license under certain circumstances pursuant to 35 U.S.C. Section 202(c).

WE ARE HIGHLY DEPENDENT UPON A SMALL NUMBER OF EMPLOYEES AND CONSULTANTS WHO PROVIDE SCIENTIFIC AND MANAGEMENT EXPERTISE.

                  These individuals have entered into employment or consulting agreements, confidentiality and/or non-competition agreements with us. We could suffer competitive disadvantage, loss of intellectual property rights or other material adverse effects on our business and results of operations if any employee or consultant violates or terminates these agreements or terminates their association with us. Our growth and future success also depends upon the continued involvement and contribution from these individuals, as well as our ability to attract and retain highly qualified personnel now and in the future.

BECAUSE WE DO NOT HAVE, AND DO NOT INTEND TO DEVELOP, INTERNAL RESEARCH, MANUFACTURING OR CLINICAL TESTING FACILITIES OR MARKETING RESOURCES FOR OUR PROPOSED PRODUCTS, WE WILL HAVE TO RELY ON THIRD PARTIES AND COLLABORATIVE RELATIONSHIPS.

                  We must continue to enter into collaborative relationships with third parties for research and development, preclinical and clinical testing, manufacturing, marketing and distribution of our proposed products. We will also be dependent on third parties for the supply of activation hardware (E.G., lasers and X-ray devices) and for supplies of photodynamic drugs and other therapeutic and diagnostic agents. We have several research and supply agreements with third parties. However, we may not be able to negotiate other acceptable collaborative and supply arrangements in the future.

                  Collaborative relationships may limit or restrict our operations or may not result in an adequate supply of necessary resources. Our collaborative partners could also pursue alternative technologies as a means of developing or marketing products for the diseases targeted by our collaborative programs. If a third party we are collaborating with fails to perform under its agreement or fails to meet regulatory standards, this could delay or prematurely terminate clinical testing of our proposed products.

OUR POTENTIAL MARKETS ARE EXTREMELY COMPETITIVE.

                  We face substantial competition from competitors with greater financial, technical and human resources and with greater experience in developing products, conducting preclinical or clinical testing, obtaining regulatory approvals, manufacturing and marketing. Our competitors include firms in the field of photodynamic therapy as well as other fields generally relating to the diagnosis and treatment of disease using different technologies or scientific and medical approaches. Examples of those technologies are novel chemotherapy or other drugs, and hyperthermic and ultrasound procedures. Some of these firms have drugs or devices that have completed or are in advanced stages of clinical trials and regulatory approvals.

                  Our competitors may develop technologies and obtain patent protection that could render our technologies or products obsolete or less competitive or our patents invalid or unenforceable.

         Due to the inherent risk of failure associated with the testing, development and production of new and innovative technologies, our technologies and products may be found to be ineffective, have unanticipated limitations or otherwise be unsuccessful in the marketplace. Also, although we believe our estimates of the possible size of markets for our potential products are based on information we consider reliable (including data from the American Cancer Society and similar sources in the public domain), that data or our analysis of the data could prove incorrect.

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

OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ SMALLCAP MARKET WHICH WOULD MAKE TRADING IN OUR STOCK MORE DIFFICULT.

                  Since November 1999, our Common Stock has been quoted in the Nasdaq SmallCap Market. Our shares could be subsequently delisted if we failed to maintain the listing requirements of the Nasdaq SmallCap Market, which would force us to list our shares on the OTC Bulletin Board or some other quotation medium, such as "pink sheets," depending upon our ability to meet the specific listing requirements of those quotation systems. As a result, an investor might find it more difficult to dispose of, or to obtain accurate price quotations for, our shares. Delisting might also reduce the visibility, liquidity, and price of our Common Stock.

                  If our Common Stock were delisted from the Nasdaq SmallCap Market and is not traded on another national securities exchange, we could become subject to "penny stock" regulations that impose additional sales practice disclosure and market making requirements on broker-dealers who sell or make a market in our stock. If that were to occur, the rules of the SEC would generally define "penny stock" to be common stock that has a market price of less than $5.00 per share. If our stock became subject to penny stock regulations, it would adversely affect the ability and willingness of broker-dealers who sell or make a market in our Common Stock and of investors to sell our stock in the secondary market.

ITEM 2.           DESCRIPTION OF PROPERTY.

         We are occupying approximately 4,000 square feet of office and laboratory space in Knoxville, Tennessee. We negotiated a new lease agreement beginning July 1999, with a term expiring May 2001, for this space at a monthly rental of $2,700 the facility (including certain scientific equipment located at this facility) plus charges for utilities and similar items. We have two options to renew the lease agreement for additional terms of three years each and an option to purchase the facility at any time during the term of the lease or any renewal.

         We currently have a five year lease agreement for approximately 3,127 square feet of office space located in Westborough, Massachusetts being used for our clinical development group for an initial rental of $4,300 per month. In April 2000, we will expand offices in Westborough and begin occupying a total of approximately 7,821 square feet for an initial rental of $10,754 per month (increasing to $12,546 per month in the fifth year of the lease).

         To our knowledge, the property and equipment in our Knoxville and Westborough locations are in good condition. In the opinion of management, our interest in these facilities is adequately covered by insurance.

ITEM 3.           LEGAL PROCEEDINGS.

         We are not currently a party to any material litigation or proceeding and are not aware of any material litigation or proceeding against us.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          During the fourth quarter of the 1999 fiscal year, the sole shareholder of Series A Preferred Stock voted to amend and restate the Certificate of Designations, Preferences, and Rights of Series A Preferred Stock. No matters were submitted to our Common Stockholders for a vote during the fourth quarter of the 1999 fiscal year.

                                    PART II.

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

         We maintain no active trading market for our common stock. However, during most of 1999 the Common Stock was traded in the over-the-counter "bulletin board" market and, after November 29, 1999, in the Nasdaq SmallCap Market from time to time under the symbol "PHGN."

         COMMON STOCK

         As of March 7, 2000 there were 37,383,386 shares of our Common Stock outstanding held of record by approximately 339 stockholders, which includes shares held in street name. Holders of our Common Stock are entitled to receive such dividends as may be declared by the Board of Directors. We have not declared or paid dividends on our Common Stock, and we do not anticipate paying any dividends in the foreseeable future.

         The high and low trading prices for the our Common Stock during each quarter of the last two fiscal years are set forth below.



                               YEAR ENDED                     YEAR ENDED
                            DECEMBER 31, 1998              DECEMBER 31, 1999

                                             (Amounts in $)

                           HIGH           LOW             HIGH           LOW
                           ----           ---             ----           ---

     1st Quarter          18.75          10.75           13.50           8.00
     2nd Quarter          28.00          17.75           10.75           8.50
     3rd Quarter          20.75          10.00           14.50           8.50
     4th Quarter          19.00          10.25           18.75          12.25



         For the period January 1, 2000 through March 7, 2000, the high and low trading prices for our Common Stock were $19.00 and $14.25 respectively. Aggregate trading volume for the period January 1, 2000 through March 7, 2000 was approximately 580,807 shares. The foregoing information was obtained from the National Association of Securities Dealers as reported in the over-the-counter bulletin board and the Nasdaq SmallCap Market. The quotations generally reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The foregoing information for 1998 and 1999, however, reflects trade prices, and not bid or ask prices, because the small number of trades through market makers for our stock historically has not yielded meaningful bid and ask prices. See "Risk Factors -- A small group of stockholders control Photogen" and "-- Our stock price is volatile" above, regarding the possible effects of the concentrated ownership of our stock on the market and price of the stock.

         In 1999, we granted qualified and non-qualified stock options pursuant to our 1998 Long Term Incentive Plan to purchase an aggregate of 1,117,500 shares of Common Stock. The options have vesting requirements ranging from three to five years from the date of the grant and some have performance-based vesting requirements. Exercise prices range from $9.375 to $19.375.

         We also issued warrants in 1999 to purchase 500,000 shares of Common Stock at $9.45, 100,000 shares at $21.17, and 2,000 shares at $16.62 per share. In 2000, we issued warrants to a consultant (covering 15,000 shares of Common Stock with an exercise price of $15.625 per share) and to the placement agent for services rendered in connection with our Series B Preferred Stock offering covering 32,724 shares of our Common Stock at $16.88 per share.

         We are subject to eight sets of registration rights agreements. All of the agreements contain piggyback registration rights and three contain demand registration rights upon the occurrence of certain events and subject to various terms and conditions.

         - Under the first agreement, if we register any Common Stock before May 26, 2000 we must offer one shareholder piggyback registration for 316,665 shares of Common Stock he owns.

         - Under the second and third agreements, we granted certain piggyback registration rights to the holders of warrants covering an aggregate of 260,000 shares of our Common Stock owned by two shareholders; which warrants are exercisable before May 15, 2002.

         - Under a fourth agreement, the holder of warrants covering 1,000,000 shares of our Common Stock may demand registration for those shares in the event that holders of 50% or more of those warrants make a request covered by at least 100,000 shares (in addition to certain piggyback registration rights). Demand registration, however, is subject to Board approval. These warrants are subject to vesting restrictions, and only warrants for 500,000 shares have vested to date.

         - Under the fifth agreement, if we register any Common Stock before August 10, 2000, we must offer one shareholder piggyback registration for 42,328 shares of Common Stock it owns.

         - Under the sixth agreement, we granted demand and piggyback registration rights with respect to Common Stock resulting from conversion of our Series A Preferred and also with respect to 461,538 shares of our Common Stock held by Elan.

         - Under the seventh and eighth agreements, we granted demand and piggyback registration rights to the holders of Series B Preferred Stock, covering Common Stock resulting from conversions of Series B Preferred Stock. These agreements provide that

                  "initiating holders" who collectively purchased a minimum of $1 million worth of Series B Preferred may demand two registrations of Common Stock issued upon conversion of Series B Preferred if the registration is for an aggregate price to the public, net of underwriting discounts and commissions, of at least $2 million. Holders of Series B Preferred who own a minimum of $250,000 worth of Series B Preferred are considered "eligible holders" and may participate in those two demand registrations.

         Mr. Smolik and Drs. Dees, Fisher, Scott and Wachter, who as of
March 7, 2000, collectively hold approximately 22,558,435 shares of our Common Stock, have agreed not to sell or otherwise dispose of those shares for a period ending August 2001, without the prior consent of Theodore Tannebaum. Until December 31, 2000, Mr. Tannebaum must consult with the placement agent for our private placement of Series B Preferred concerning any proposed disposition by those five individuals.

         Approximately 28,359,469 shares of our Common Stock are "restricted stock" or are beneficially owned by persons who as of December 31, 1999 were affiliates of the Company as defined in Rule 144 under the Securities Act. A portion of those shares would be eligible for resale by Company affiliates and others who have satisfied the requisite holding periods, subject to the volume limitations and other provisions of Rule 144 and applicable law. As of March 13, 2000, 875,000 shares of Common Stock that we sold in our March 13, 1998 Private Placement are no longer restricted stock or subejct to Rule 144 because two years have now passed.

         SERIES A CONVERTIBLE PREFERRED STOCK

         On October 20, 1999, we issued 12,015 shares of Series A Preferred Stock to Elan International Services, Ltd. ("EIS"), an affiliate of Elan, in conjunction with the formation of Sentigen Ltd., our joint venture with Elan. Under the Amended and Restated Certificate of Designations, Preferences and Rights of Series A Preferred Stock, the holder of Series A Preferred has a liquidation preference entitling it to the first $12,015,000 of funds available for distribution to stockholders upon liquidation of the Company and has the right to convert shares of Series A Preferred into Common Stock at any time after October 20, 2001 at a conversion price of $21.17 per share. Alternatively, the holder of Series A Preferred may exchange shares of Series A Preferred for common shares of Sentigen so that the holder of Series A Preferred owns 50% of the equity of Sentigen. Each share of Series A Preferred will be paid a mandatory payment-in-kind dividend equal to 7% (I.E., 0.07 additional shares of Series A Preferred). The payment-in-kind dividend is cumulative, compounds on a semi-annual basis and is payable twice a year, beginning April 2000. The holder of Series A Preferred is only entitled to vote on matters that adversely affect or change the rights of holders of Series A Preferred Stock. The holder of Series A Preferred does not have the right to vote on the election of directors of the Company.

         SERIES B CONVERTIBLE PREFERRED STOCK

         On February 11, 2000, we filed a Certificate of Designation, Rights and Preferences of Series B Convertible Preferred Stock which authorized up to 402,000 shares of Series B Convertible Preferred Stock ("Series B Preferred"). We issued 327,240 shares of Series B Preferred to 32 accredited investors in a private placement, for a purchase price of $16.88 per share and 9,816 shares to the placement agent in connection with services rendered in our private placement of Series B Preferred.

         Each share of Series B Preferred is entitled to a payment-in-kind dividend payable in additional shares of Series B Preferred, at a rate of 6% (I.E., 0.06 additional shares of Series B Preferred).

Dividends will be payable on January 15 of each year, beginning January 15, 2001 and will accrue from the date of such share's issuance. We may not make dividends or distributions on Common Stock unless we also pay a dividend on the Series B Preferred equal to the amount a holder of Series B Preferred would have received on conversion of Series B Preferred into Common Stock.

         Each share of Series B Preferred is entitled to a liquidation preference equal to $16.88 per share, before any amounts are paid on the Common Stock on liquidation, but subject to the senior preference of our Series A Preferred and the liquidation preference of any senior or PARI PASSU securities we create in the future with the requisite consent of the holders of Series B Preferred. After payment of the Series B Preferred liquidation preference, we will distribute our remaining assets pro rata among the holders of the Common Stock and Series A Preferred and Series B Preferred (subject to the rights of any senior securities). If we are acquired by another entity or sell all or substantially all of our assets, and if we pay an amount equal to the liquidation preference of the Series A Preferred and any other senior security, holders of Series B Preferred will be entitled to receive the liquidation preference unless our stockholders prior to the transaction hold at least 50% of the voting power of the surviving or acquiring entity or if the holders of a majority of Series B Preferred agree by vote or written consent to exclude the acquisition or sale from this provision.

         Each share of Series B Preferred will have the number of votes equal to the number of shares of Common Stock into which the share of Series B Preferred would be convertible, and will be entitled to vote together with the Common Stock. Certain matters, such as an amendment to the terms of the Series B Preferred Certificate of Designation or a change in the preferences or any relative or other rights of the Series B Preferred, may have to be approved by a majority of the holders of Series B Preferred voting as a separate class.

         A holder of Series B Preferred may convert shares of Series B Preferred into Common Stock at any time, according the following formula:


------------------------------------------------------------------------------
IF THE CONVERSION TAKES PLACE: EACH SHARE OF SERIES B PREFERRED CONVERTS INTO:
------------------------------------------------------------------------------

ON OR BEFORE 12/31/00                  1.0 SHARES OF COMMON STOCK
-----------------------------------------------------------------
1/1/01 - 12/31/01                      1.2 SHARES OF COMMON STOCK
-----------------------------------------------------------------
1/1/02 AND THEREAFTER                  1.4 SHARES OF COMMON STOCK
-----------------------------------------------------------------



The conversion ratio is subject to adjustment for certain dilutive events, including issuance of Common Stock or equivalent securities at less than $16.88 per share. We may require holders of series b preferred to convert their shares into Common Stock (at the same ratios that would apply for a voluntary conversion, except as described in the second and third bullet points below) in connection with any of the following events:

                  - If the holders of a majority of the Series B Preferred approve a mandatory conversion;

                  - Immediately prior to a firm commitment, underwritten public offering of our Common Stock in which we receive $20 million or more in gross proceeds

                           (however, if a public offering occurs before December 31, 2000, the conversion ratio will be the ratio in effect for the year 2001);

                  - If the holders of a majority of Series B Preferred do not approve any transaction to issue a security senior or PARI PASSU to the Series B Preferred in a transaction involving any vendor, licensor or joint venturer or other commercial transaction (a "special senior security"), the purpose of which is not solely to provide financing, and which the Board has approved and recommended (however, if this occurs before December 31, 2000, the conversion ratio will be the ratio in effect for the year 2001); or

                  -        At any time after January 1, 2005.

         We must obtain the approval of a majority of the then outstanding shares of Series B Preferred if we seek to amend our Restated Articles of Incorporation in a way that adversely affects the shares of Series B preferred (except for issuance of a special senior security), create certain senior or PARI PASSU securities, or if we change the rights of Series B Preferred in the Certificate of Designation in any other material respect. this right is subject to our ability to require mandatory conversion of Series B Preferred if a "special senior security" is not approved.

         RECENT SALES OF UNREGISTERED SECURITIES

         During 1999, we made the following sales of stock without registration under the Securities Act of 1933 (the "Securities Act"):

         - In December 1999, two employees exercised options to purchase a total of 4,500 shares of our Common Stock under the Company's 1998 Long Term Incentive Compensation Plan at an exercise price of $11.125.

         - On December 1, 1999, we issued warrants to acquire a total of 2,000 shares of Common Stock to Aqua Partners, LLC, as partial consideration for consulting services Aqua agreed to perform for us. The warrants are exercisable at any time before December 1, 2004 for an exercise price of $16.62 per share.

         - On October 20, 1999, we issued the following securities to Elan International Services, Ltd.:

                  - 461,538 shares of Common Stock for a total purchase price of $6,000,000 paid in cash.
                  - 12,015 shares of Series A Convertible Exchangeable Preferred Stock for a total purchase price of $12,015,000 paid in cash.
                  - Warrants to acquire a total of 100,000 shares of Common Stock exercisable at any time on or before October 20, 2004 for an exercise price of $21.17 per share.
                  - A Convertible Promissory Note in the principal amount of $4,806,000 bearing interest at 8% per annum. We must use borrowings under the Note (if any) to fund our portion of Sentigen Ltd.'s development costs; borrowings are convertible at Elan's election into our Common Stock at a conversion price of $18.15 per share.

         - On September 22, 1999, we issued 42,328 shares of Common Stock to Alliance Pharmaceutical Corp. as partial consideration for Alliance assigning patents and patent applications in the U.S. and elsewhere to us relating to lymphography methods.

         - On August 9, 1999, we issued warrants to acquire a total of 500,000 shares of Common Stock to Farcap Group, LLC as consideration for consulting services Farcap agreed to perform for us. the warrants are exercisable at any time before August 9, 2004 for an exercise price of $9.45 per share.

         In each of the transactions described above:

         - We did not use any underwriters or brokers and we paid no commissions or underwriting discounts.

         - Wherever we received cash consideration, we used the proceeds for working capital and other general corporate purposes.

         - These transactions were exempt from registration under the Securities Act pursuant to Section 4(2) of that Act, on the basis of one or more of the following factors: we made the offers and sales to a limited number of "accredited investors" within the meaning of Rule 501 of Regulation D under the Securities Act, without public advertising or solicitation; each investor had access to material information about the Company and the opportunity to obtain further information; each investor acquired the securities for investment and not with a view to resale or distribution thereof; and the certificates representing the shares bear a legend restricting their transfer except in compliance with applicable securities laws.

         During 1999, we also awarded 1,117,500 options to acquire our Common Stock pursuant to our 1998 Long Term Incentive Compensation Plan. Those options are exercisable at prices ranging from $9.375 to $19.375 and are subject to various vesting criteria.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

         UNCERTAINTIES RELATING TO COMPANY. We are principally engaged in the research and development of drugs and medical device products for use in human therapeutic and diagnostic applications. We have not completed development of any diagnostic or therapeutic product or process at this time and have no revenue from operations. Portions of the discussion in this item contain forward-looking statements and are subject to the Risk Factors described above.

         RESULTS OF OPERATIONS. We have not generated revenues from the sale of any proposed diagnostic or therapeutic products or other operations, and continue to experience losses. Our net loss increased from $1,973,913 in 1998 to $6,052,841 in 1999. Our research and development costs increased from $1,258,000 in 1998 to $2,824,000 in 1999. The increase in losses are attributable primarily to expenses related to pursuing patent protection for our technology, designing and acquiring equipment and engaging in animal studies and other research, research and development expenses, and other general and administrative costs. We expect to continue to incur increasing losses for at least the next several years as we intensify our research and development, preclinical and clinical testing, regulatory approval activities and engage in or provide for the manufacture and/or sale of any products that we may develop.

         Our investment income decreased from $392,599 in 1998 to $179,795 in 1999. Our income in 1999 was investment income on the proceeds from the sale of our Common Stock and Series A Preferred in 1997, 1998 and 1999. As we used capital in 1999, it was no longer available to generate investment income which resulted in lower income. The proceeds from the sales of our Common Stock are invested primarily in United States Government obligations. Because we have no revenues from operations at this time, investment of such funds in that manner is necessary to enable us to avoid becoming subject to the Investment Company Act of 1940.

         LIQUIDITY; CAPITAL RESOURCES. In October 1999, we closed the sale of $6 million of our Common Stock to Elan as part of the formation of the Sentigen Ltd. joint venture. We may use the proceeds from the sale of that stock for any corporate purposes. In February 2000, we closed a private placement of our Series B Convertible Preferred Stock ("Series B Preferred") which resulted in net proceeds to us of $5,335,520. (The terms of the Series B Preferred are discussed above at Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters -- Series B Convertible Preferred Stock".) We plan to use the proceeds of our Series B Preferred offering for research and development (including preclinical and clinical trials), the purchase or lease of scientific and laboratory equipment, legal and regulatory consulting fees, corporate overhead, general operating expenses and other working capital purposes.

         We have used, and expect over the next 12 months to use, the proceeds from our fourth quarter sale of Common Stock to Elan, the proceeds from our sale in 2000 of Series B Preferred, and the proceeds remaining from our March 13, 1998 private placement of Common Stock for corporate overhead and operating expenses, preclinical and clinical trials, the purchase or lease of scientific and laboratory equipment and related facilities, legal and regulatory consulting fees and for other working capital purposes, assuming we have no revenues during that period. We expect our use of capital to increase significantly as we move toward initiating human clinical trials.

         We have a $4.8 million credit facility from Elan to fund a portion of the operations of the Sentigen joint venture. We have also received a binding commitment from one of our principal shareholders, Mr. Tannebaum, to make a one million dollar credit facility available to us. If we utilize Mr. Tannebaum's credit facility, borrowings will bear interest at 6% per year and interest only will be paid annually, with the principal due in five years. The loan would be secured by a lien on all of our assets.

         Our use of cash and capital resources for the 1999 fiscal year averaged about $425,440 per month. Our use of cash and capital resources is presently about $700,000 per month. As of March 7, 2000 we had approximately $11,042,000 available to meet our operating expenses. At the current rate of spending, we will exhaust our funds by approximately July, 2001. We can adjust our use of cash and capital by not renewing or by seeking to modify research or other contracts; or by seeking alternative methods of paying for portions of the research and other contract obligations, such as issuing stock rather than paying in cash (which may dilute stockholders). We expect to consider additional financing transactions in the future. See "Risk Factors -- We must obtain significant additional financing," above.

         PATENT AND OPERATIONAL MATTERS. We are continuing to pursue patent protection for our proprietary technologies with the U. S. Patent and Trademark Office, and in various foreign jurisdictions. See "Patents and Status" and "Risk Factors -- Loss of patent and other intellectual property protection would have a material adverse effect on our business, results of operations and financial condition," above. We recently filed patent applications covering inventions in the following areas:

                  -        Multi-photon activation technology
                  - Additional photodynamic therapy methods for topical treatment of disease
                  -        Melanoma destruction
                  -        Radiocontrast agents and methods
                  -        Radiosensitizer agents and methods
                  -        Enhanced production of cell lines

         We continue to pursue development of proprietary technologies as a result of our research in chemistry, photochemistry, and biochemistry. However, we cannot guarantee that we will develop new, patentable technology, or that commercial products will be developed from those technologies and successfully sold.

         We recently renewed our research agreement with the University of Tennessee School of Veterinary Medicine which in the current phase of research is focusing on preclinical research on photodynamic therapy for Barretts esophagus. We plan to continue to pursue preclinical and clinical testing of proposed products, but we cannot assure investors that we will be able to successfully develop and obtain proprietary protection for new technologies or that we can develop products from these technologies that can be commercialized.

         We occupy approximately 4,000 square feet of office and laboratory space in Knoxville, Tennessee. We pay a monthly rental of $2,700 for this facility (including certain equipment) plus charges for utilities and similar items. We also currently occupy 3,127 square feet of office space in Westborough, Massachusetts and pay a monthly rental or $4,300 per month. In April 2000, we will increase our rental space in Westborough to a total of 7,821 square feet and pay an initial monthly rental of $10,754 for this facility (increasing to $12,546 per month in the fifth year of the lease). We increased our investment in office and laboratory equipment from approximately $846,114 in 1998 to $1,555,530 in 1999. We expect to spend an additional $1,114,000 during the 2000 fiscal year to acquire the instruments necessary to support animal preclinical and human clinical trials, and development of proprietary photoactive agent and targeting systems.

         In conjunction with Dr. Gerald Wolf's appointment as our Medical Director and the research agreement we entered into with Tufts University School of Veterinary Medicine to develop new cancer treatments, we are leasing and providing to Tufts a new $1.2 million Picker CT scanner with highly sophisticated imaging capabilities. We pay approximately $17,703 monthly for the lease and service of the scanner, increasing to $28,748 next year.

         We hired five employees during the 1999 fiscal year. This increased our compensation expense to a total of $98,750 per month (excluding the value of stock options). Compensation charged to operations in connection with employee stock options was $225,000 in 1999. Grants and awards of stock options and warrants to consultants represented compensation expense of $1.2 million during 1999. Each of the five new employees work out of our Westborough office in the areas of clinical development, regulatory approval processes, and the use of CT imaging technologies.

         PLAN OF OPERATION. During the next twelve months, we will focus our efforts on completing preclinical studies, beginning human trial and human pilot studies on selected indications, preparing for the design and assembly of laser and other treatment devices, preparing to manufacture clinical quantities of our drug formulations and preparation of required filings to FDA and foreign regulatory bodies. We will also continue with animal studies and evaluation of proprietary photoactive agent candidates, pursuing patent protection and seeking potential research and development and collaboration candidates.

         During the 12 months ended December 31, 1999, we spent approximately $709,416 to acquire equipment necessary to support animal preclinical and human clinical trials, and on development of photoactive agents and targeting systems. We anticipate increased spending during fiscal 2000 for clinical equipment and clinical work provided by third-party researchers. During the next twelve months we expect to spend approximately $1,114,000 to obtain new equipment. The research contracts to which we are currently a party in the aggregate will require us to spend $454,107 during the next twelve months for the projects presently contemplated under those agreements. Additional projects may be undertaken with those institutions for compensation to be agreed upon at that time.

         We do not presently anticipate adding a significant number of additional personnel to work in either the Westborough or the Knoxville offices. We will consider faster growth if that would present opportunities to increase our product pipeline, or opportunities for more rapid FDA approval or to attain licensing revenues. We intend to structure our research and development and collaborative arrangements to make the fullest possible use of personnel and facilities provided by the parties with whom we may contract.

         With the funds we received from our financings in 1999 and in the first quarter of 2000, plus the credit available from Elan (to fund a portion of the anticipated development costs of Sentigen) and from Mr. Tannebaum, we believe we will have enough cash resources for our current commitments during the next 12 months. However, as we progress toward and into human clinical trials, our use of capital will increase and will continue to do so at an accelerating pace. Greater capital resources would enable us to quicken and expand our research and development activities over that 12-month period; and our failure to raise additional capital will (absent a suitable collaborative agreement providing for a third party to take over these functions) significantly impair our ability to conduct further research and development activities beyond those currently contracted for and our ability to seek regulatory approval for any possible product resulting from that research. In any event, complete development and commercialization of our technology will require substantial additional funds. See "Risk Factors -- We must obtain significant additional financing," above. Accordingly, we are continuously evaluating capital formation activities and opportunities, either as part of collaborative arrangements with third parties or through offerings of equity or debt unrelated to collaborations.

ITEM 7.    FINANCIAL STATEMENTS.

INDEPENDENT AUDITORS' REPORT

Board of Directors
Photogen Technologies, Inc.
Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of Photogen Technologies, Inc., a development stage company, as of December 31, 1998 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the period from November 3, 1996 (inception) to December 31, 1999 and the years ended December 31, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photogen Technologies, Inc. at December 31, 1998 and 1999, and the results of its operations and its cash flows for the period from November 3, 1996 (inception) to December 31, 1999 and the years ended December 31, 1998 and 1999, in conformity with generally accepted accounting principles.

                                            /s/ BDO Seidman, LLP

Chicago, Illinois
February 25, 2000

                            CONSOLIDATED BALANCE SHEETS




DECEMBER 31,                                                                               1998             1999
------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                  $       652,226  $     1,681,773
     Restricted cash (Note 5(b))                                                              -          100,000
     United States Treasury Notes, total face value $5,660,000 and
         $5,470,000, respectively                                                     5,682,105        5,472,564
     Interest receivable                                                                121,471           84,327
     Prepaid expenses                                                                   435,395          531,710
     Deferred offering costs (Note 8)                                                         -           59,000
------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                  6,891,197        7,929,374
------------------------------------------------------------------------------------------------------------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, less accumulated
     depreciation of $129,004 and $393,692, respectively (Note 4(a))                  1,169,388        1,279,441

PATENT COSTS, net of amortization of $17,361                                                  -          482,639

DEPOSIT                                                                                       -           29,370

INVESTMENT IN AND ADVANCES TO AFFILIATE (Note 3)                                              -       11,998,430
------------------------------------------------------------------------------------------------------------------



                                                                                $     8,060,585  $    21,719,254
==================================================================================================================


                                                     CONSOLIDATED BALANCE SHEETS


DECEMBER 31,                                                                               1998              1999
--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                           $       804,248    $      833,163
     Current portion of obligation under capital leases (Note 4(a))                     111,769            21,148
--------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                               916,017           854,311

OBLIGATION UNDER CAPITAL LEASES (Note 4(a))                                              35,990            18,356
--------------------------------------------------------------------------------------------------------------------

COMMITMENTS (Note 4)

SHAREHOLDERS' EQUITY (Notes 2, 3, 5 and 6)
     Preferred stock; par value $.01 per share; 5,000,000 shares authorized including:
           Series A preferred stock; 12,015 shares authorized
              and outstanding                                                                 -               120
     Common stock; par value $.001 per share; 150,000,000 shares authorized; 36,875,020 and 37,383,386 shares issued and
         outstanding                                                                     36,875            37,384
     Unearned consulting expense                                                              -        (1,585,575)
     Additional paid-in capital                                                       9,602,097        30,977,893
     Deficit accumulated during the development stage                                (2,530,394)       (8,583,235)
--------------------------------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                                            7,108,578        20,846,587
--------------------------------------------------------------------------------------------------------------------

                                                                                $     8,060,585    $   21,719,254
====================================================================================================================


                                           CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                                           Cumulative
                                                                                                              Amounts
                                                                                                                 From
                                                                                                          November 3,
                                                                                                                 1996
                                                                Year Ended            YEAR ENDED       (Inception) to
                                                              December 31,          DECEMBER 31,         December 31,
                                                                      1998                  1999                 1999
------------------------------------------------------------------------------------------------------------------------
OTHER INCOME
     Investment income                                  $          392,599    $          179,795    $         679,527

EXPENSES
     Operating (Notes 3, 4, 5 and 7)                             2,366,512             6,232,636            9,262,762
------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                        (1,973,913)           (6,052,841)          (8,583,235)

DIVIDENDS ON PREFERRED STOCK (Note 3)                                    -              (220,677)
--------------------------------------------------------------------------------------------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                      (1,973,913)           (6,273,518)
==================================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE                 $             (.05)   $             (.17)
==================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING - BASIC AND DILUTED                     36,692,708            36,983,707
==================================================================================================


                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY






                                                 Preferred Stock               Common Stock
                                            -------------------------- -----------------------------
                                                   Shares      Amount       Shares          Amount
----------------------------------------------------------------------------------------------------
Contribution of capital                                 - $         -            -   $           -
Net loss for the period ended
     December 31, 1996                                  -           -            -               -
----------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1996                           -           -            -               -

     Net loss and capital contributions for
         the Period January 1, 1997 to
         May 15, 1997                                   -           -            -               -
----------------------------------------------------------------------------------------------------

BALANCE, at May 15, 1997                                -           -            -               -

     Issuance of common stock                           -           -    6,312,833           6,313
     Effect of recapitalization and merger              -           -   29,687,167          29,687
     Cost associated with recapitalizaton
         and Merger                                     -           -            -               -
     Net loss for the period May 16, 1997
         to December 31, 1997                           -           -            -               -
----------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1997                           -           -   36,000,000          36,000

     Issuance of common stock                           -           -      875,020             875
     Costs associated with common stock
         Issuance                                       -           -            -               -
     Options issued to consultants                      -           -            -               -
     Net loss for the year ended
         December 31, 1998                              -           -            -               -
----------------------------------------------------------------------------------------------------


                                                                                                   Deficit
                                                                                               Accumulated
                                                                 Unearned      Additional       During the
                                                 Members'      Consulting         Paid-in      Development
                                                  Capital         Expense         Capital            Stage          Total
---------------------------------------------------------------------------------------------------------------------------
Contribution of capital                      $      7,268   $           -   $           -   $            -   $      7,268
Net loss for the period ended
     December 31, 1996                             (1,779)              -               -                -         (1,779)
---------------------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1996                       5,489               -               -                -          5,489

     Net loss and capital contributions for
         the Period January 1, 1997 to
         May 15, 1997                               3,511               -               -           (3,511)             -
---------------------------------------------------------------------------------------------------------------------------

BALANCE, at May 15, 1997                            9,000               -               -           (3,511)         5,489

     Issuance of common stock                           -               -       1,797,137                -      1,803,450
     Effect of recapitalization and merger         (9,000)              -       1,181,500            1,732      1,203,919
     Cost associated with recapitalizaton
         and Merger                                     -               -        (371,111)               -       (371,111)
     Net loss for the period May 16, 1997
         to December 31, 1997                           -               -               -         (554,702)      (554,702)
---------------------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1997                           -               -       2,607,526         (556,481)     2,087,045

     Issuance of common stock                           -               -       6,999,125                -      7,000,000
     Costs associated with common stock
         Issuance                                       -               -         (50,000)               -        (50,000)
     Options issued to consultants                      -               -          45,446                -         45,446
     Net loss for the year ended
         December 31, 1998                              -               -               -       (1,973,913)    (1,973,913)
---------------------------------------------------------------------------------------------------------------------------


                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY






                                                  Preferred Stock             Common Stock
                                              ------------------------ ---------------------------
                                                    Shares     Amount      Shares         Amount
--------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1998                            - $        -  36,875,020   $     36,875

     Exercise of stock options                           -          -       4,500              5
     Issuance of warrants and options                    -          -           -              -
     Issuance of common stock                            -          -     503,866            504
     Issuance of preferred stock                    12,015        120           -              -
     Net loss for the year ended December 31,
         1999                                            -          -           -              -
--------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1999                       12,015 $      120  37,383,386   $     37,384
--------------------------------------------------------------------------------------------------


                                                                                                      Deficit
                                                                                                  Accumulated
                                                                  Unearned      Additional         During the
                                                   Members'     Consulting         Paid-in        Development
                                                    Capital        Expense         Capital              Stage           Total
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1998                  $          -    $         -   $   9,602,097   $     (2,530,394)  $   7,108,578

     Exercise of stock options                            -              -          50,058                  -          50,063
     Issuance of warrants and options                     -     (1,585,575)      3,664,749                  -       2,079,174
     Issuance of common stock                             -              -       6,082,150                  -       6,082,654
     Issuance of preferred stock                          -              -      11,578,839                  -      11,578,959
     Net loss for the year ended December 31,
         1999                                             -              -               -         (6,052,841)     (6,052,841)
-------------------------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1999                  $          -    $(1,585,575)  $  30,977,893   $     (8,583,235)  $  20,846,587
-------------------------------------------------------------------------------------------------------------------------------


                                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                       Cumulative
                                                                                                          Amounts
                                                                                                             From
                                                                                                      November 3,
                                                                                                             1996
                                                           Year Ended            YEAR ENDED        (Inception) to
                                                         December 31,          DECEMBER 31,          December 31,
                                                                 1998                  1999                  1999
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                       $      (1,973,913)    $      (6,052,841)   $       (8,583,235)
     Depreciation and amortization                            148,761               282,049               448,388
     Loss on sale of marketable securities                      9,238                     -               (18,503)
     United States Treasury Notes
         amortization                                          22,364                24,914                55,052
     Stock option compensation                                 45,446               381,321               426,767
     Issuance of warrants in exchange for
         services rendered                                          -             1,043,466             1,043,466
     Loss from investment in affiliate                              -               306,029               306,029
     Changes in operating assets and
         liabilities
         Prepaid expenses                                    (427,231)              (96,315)             (531,710)
         Interest receivable                                 (100,069)               37,144               (84,832)
         Accounts payable                                     686,015                28,915               833,163
-------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                      (1,589,389)           (4,045,318)           (6,105,415)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of marketable securities                            400,000                     -             2,164,464
     Purchases of marketable securities                             -                     -            (2,182,967)
     Purchases of United States Treasury
         Notes                                            (14,516,754)           (5,475,373)          (22,037,003)
     Sales of United States Treasury Notes                 10,343,698             5,660,000            17,643,548
     Purchase of equipment and leasehold
         improvements                                        (877,459)             (374,741)           (1,381,429)
     Costs to acquire patent                                        -              (200,000)             (237,335)
     Investment in and advances to affiliate                        -           (12,304,459)          (12,304,459)
     Increase in restricted cash                                    -              (100,000)             (100,000)
     Increase in deposit                                            -               (29,370)              (29,370)
-------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                      (4,650,515)          (12,823,943)          (18,464,551)
-------------------------------------------------------------------------------------------------------------------


                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                       Cumulative
                                                                                                          Amounts
                                                                                                             From
                                                                                                      November 3,
                                                                                                             1996
                                                           Year Ended            YEAR ENDED        (Inception) to
                                                         December 31,          DECEMBER 31,          December 31,
                                                                 1998                  1999                  1999
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on capital leases           $        (140,501)    $        (108,255)   $         (252,200)
     Net proceeds from issuance of equity                   6,950,000            18,066,063            25,022,376
     Increase in deferred offering costs                            -               (59,000)              (59,000)
     Proceeds from capital contributions by
         shareholders                                               -                     -             1,911,674
     Cost of recapitalization                                       -                     -              (371,111)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                   6,809,499            17,898,808            26,251,739
-------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH
     EQUIVALENTS                                              569,595             1,029,547             1,681,773

CASH AND CASH EQUIVALENTS, at beginning
     of year                                                   82,631               652,226                     -
-------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, at end of year           $         652,226     $       1,681,773    $        1,681,773
===================================================================================================================


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
     1999
       $300,000 of patent costs were paid through the issuance of common stock.

     1998
       Equipment purchased under capital leases amounted to $209,165.

                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      ORGANIZATION AND
        SIGNIFICANT ACCOUNTING
        POLICIES

        NATURE OF OPERATIONS       Photogen Technologies, Inc. (the "Company"),
                                   through its subsidiary Photogen, Inc.,
                                   successor to Photogen, L.L.C., is a
                                   development stage biotechnology company that is focusing on developing minimally invasive products for treatment and diagnosis of disease. The Company's technologies involve methods, materials and devices that are intended to destroy diseased cells, remove tissue or identify and diagnose disease.

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

        MARKETABLE SECURITIES      Marketable securities consisting of
                                   marketable debt securities are classified as held-to-maturity securities and all investments mature within one year.
                                   Held-to-maturity securities are stated at amortized cost which approximates market.

        EQUIPMENT AND LEASEHOLD    Equipment and leasehold improvements are
        IMPROVEMENTS               stated at cost. Depreciation and amortization
                                   of equipment are provided for using the
                                   straight-line method over the estimated
                                   useful lives of the assets. Leasehold
                                   improvements are being amortized on a
                                   straight-line basis over the lives of the respective leases or the service lives of the improvements, whichever is shorter.
                                   Depreciation expense was $148,761 and
                                   $264,688 for 1998 and 1999.

                                   The Company reviews the carrying values of its other long-lived assets for possible impairment whenever an event or change in circumstances indicates that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       PATENT COSTS                Internal patent costs are expensed in the
                                   period incurred. Patents purchased are
                                   capitalized and amortized over the life of the patent.

       RESEARCH AND                Research and development costs are charged to
       DEVELOPMENT                 expense when incurred. Research and
                                   development costs were approximately
                                   $1,258,000 in 1998 and $2,824,000 in 1999.

       INCOME TAXES                The Company recognizes deferred tax assets
                                   and liabilities for the expected future tax consequences of temporary differences between the tax basis and financial reporting basis of certain assets and liabilities based upon currently enacted tax rates expected to be in effect when such amounts are realized or settled.

                                   The Company has not recorded an income tax benefit for losses incurred of approximately $7,939,000 primarily expiring in 2018 and 2019. The Company is in the development stage and realization of the losses is not likely. An income tax valuation allowance has been provided for the losses realized to date.

       BASIC AND DILUTED LOSS      Basic and diluted loss per common share is
       PER COMMON SHARE            computed based on the weighted average number
                                   of common shares outstanding. Loss per share excludes the impact of outstanding options and warrants as they are antidilutive.

       RECENT ACCOUNTING           In June 1998,  the FASB  issued  Statement of
       PRONOUNCEMENTS              Financial Accounting Standards ("SFAS") No.
                                   133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 is effective for years beginning after June 15, 2000. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities.

        RECLASSIFICATIONS          Certain 1998 amounts have been reclassified
                                   to conform with the 1999 presentation.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.      RECAPITALIZATION AND       On May 16, 1997, MT Financial Group, Inc. (an
        MERGER                     inactive public company), through its wholly
                                   owned subsidiary, effected a reverse merger with Photogen, Inc. ("Photogen"), successor to Photogen, L.L.C. Legally, Photogen is a wholly owned subsidiary of Photogen
                                   Technologies, Inc. (formerly known as MT
                                   Financial Group, Inc.)

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

                                   As part of the recapitalization, the Company sold 6,312,833 shares of common stock for a total purchase price of approximately $1,803,456. Further, as consideration for the acquisition of Photogen, Inc., 24,000,000 shares of common stock were issued.

                                   Legal and brokerage fees of approximately
                                   $371,000 were charged to additional paid-in capital as costs of the recapitalization and merger. Included in the paid-in capital is the net cash of approximately $109,000 from MT Financial Group, Inc.

                                   On March 13, 1998, the Company completed a private placement of 875,020 shares of common stock for $8.00 per share to a number of accredited investors. The Company received $7,000,000 in gross proceeds from this offering.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.      JOINT VENTURE/             On October 12, 1999, the Company formed a
        INVESTMENT IN              joint venture with Elan International
        AFFILIATE                  Services, Ltd. ("Elan") to develop and
                                   commercialize nanoparticulate diagnostic imaging agents for the detection and treatment of cancer through lymphography.

                                   Sentigen Ltd. ("Sentigen") was formed to hold the operations, assets and liabilities of the joint venture. Elan purchased 2,980 shares of Sentigen nonvoting convertible preferred stock for $2,985,000 representing a 19.9% ownership interest. Elan also purchased 12,015 shares of the Company's Series A convertible exchangeable preferred stock for $12,015,000. In connection with the issuance of the preferred stock to Elan, the Company granted warrants to Elan to purchase 100,000 shares of the Company's common stock at $21.17 per share which was valued at $678,000. As a result, a preferred stock dividend is being recorded for the accretion of the preferred stock to its face value of $12,015,000 over the period until it is first convertible.

                                   The Company purchased 12,000 shares of
                                   Sentigen's common stock for $12,015,000
                                   representing a 80.1% ownership interest.

                                   Sentigen used the $15,000,000 received from the Company and Elan to purchase from Elan a worldwide license to certain Elan technology related to the joint venture. Expenses incurred by the Company and Elan, which relate to the development of the diagnostic imaging agents, are charged to Sentigen.

                                   Elan granted the Company a line of credit of $4,806,000 to be used by the Company to fund its portion of Sentigen's research and development. The line of credit can be converted into the Company's common stock. Any borrowings under the line of credit would bear interest at 8%. There were no borrowings on this line of credit at December 31, 1999.

                                   In connection with the joint venture
                                   agreement, Elan also purchased 461,538 shares of the Company's common stock for $6,000,000. If the Company sells common stock in its next offering at less than $13 per share, Elan will receive additional shares of stock so that its price per share will equal the price in the offering.

                                   The total cash proceeds from the equity
                                   issuance to Elan of $18,015,000 were
                                   allocated to the common stock, preferred stock and the warrants.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                   Elan has substantive participating rights in Sentigen. As a result, the Company's investment in Sentigen is recorded under the equity method.

                                   Following is summarized financial information for Sentigen at December 31, 1999:


                                                                                                           1999
                                  --------------------------------------------------------------------------------
                                  License purchased from Elan                                 $      15,000,000

                                  Total assets                                                       15,000,000
                                  ================================================================================

                                  Due to affiliates                                                     382,040

                                  Total shareholders' equity                                         14,617,960
                                  --------------------------------------------------------------------------------

                                  Total liabilities and equity                                       15,000,000
                                  ================================================================================

                                  Research and development expense                                      382,040
                                  --------------------------------------------------------------------------------

                                  Net loss                                                    $         382,040
                                  ================================================================================


4.      COMMITMENTS                (a)      The Company  leases  offices and a
                                            laboratory at two locations. One
                                            lease expires in 2001, and the other
                                            lease expires in 2004. As of
                                            December 31, 1999, the Company
                                            entered into an operating lease for
                                            laboratory equipment beginning
                                            January 1, 2000 and expiring in
                                            2004. Total rental expense charged
                                            to operations for the years ended
                                            December 31, 1999 and 1998
                                            aggregated approximately $28,000 and
                                            $44,000, respectively. Commitments
                                            for minimum rentals under
                                            noncancellable leases as of December
                                            31, 1999 are as follows.
                                            Additionally, the Company leases
                                            laboratory equipment under capital
                                            leases.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                 Capitalized         Operating
                                  YEAR ENDING DECEMBER 31,                            Leases            Leases
                                  -------------------------------------------------------------------------------
                                  2000                                       $        25,673    $      287,520
                                  2001                                                18,553           412,220
                                  2002                                                 1,574           405,380
                                  2003                                                     -           406,680
                                  2004                                                     -           397,560
                                  -------------------------------------------------------------------------------

                                  Total minimum lease payments                        45,800         1,909,360

                                  Less amount representing interest                   (6,296)                -
                                  -------------------------------------------------------------------------------

                                  Present value of net minimum lease
                                      payments                               $        39,504
                                  ============================================================

                                   The equipment which is leased under the
                                   capitalized lease agreements and classified as equipment has cost and accumulated amortization as follows. Lease amortization is included in depreciation and amortization expense.


                                  DECEMBER 31,                                          1998              1999
                                  -------------------------------------------------------------------------------
                                  Cost                                       $       316,561    $       82,539
                                  Accumulated amortization                            40,599            35,767
                                  -------------------------------------------------------------------------------

                                                                             $       275,962    $       46,772
                                  ===============================================================================


                                   (b)      The Company has entered into
                                            employment agreements with certain
                                            officers and employees for initial
                                            terms ranging between three and five
                                            years expiring in 2002 and 2003.
                                            Under the terms of these agreements,
                                            the officers and employees are each
                                            entitled to initial annual salaries
                                            ranging between $85,000 and $190,000
                                            plus fringe benefits (subject to
                                            adjustments).

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.      EQUITY TRANSACTIONS        (a)      The Company applies the recognition
                                            provisions of Statement of Financial
                                            Accounting Standards ("SFAS") No.
                                            123 "Accounting for Stock-Based
                                            Compensation" (SFAS 123) in
                                            accounting for stock options issued
                                            to nonemployees. During 1999, the
                                            Company issued 10,000 options and
                                            502,000 warrants for common stock in
                                            exchange for consulting services
                                            rendered. As the fair market value
                                            of these services was not readily
                                            determinable, these services were
                                            valued based on the fair market
                                            value for the options issued which
                                            ranged from $5.22 to $9.52. Fair
                                            market value was determined using
                                            the Black-Scholes option pricing
                                            model. Consulting costs charged to
                                            operations were approximately
                                            $45,000 in 1998 and $1,200,000 in
                                            1999. $1,585,575 has been classified
                                            as unearned consulting expense in
                                            shareholders' equity as this amount
                                            represents payment for services to
                                            be provided in the future.

                                   (b)      In August 1999, the Company
                                            purchased patents for $500,000 which
                                            were satisfied by the issuance of
                                            42,328 shares of the Company's
                                            common stock valued at $300,000 and
                                            cash of $200,000. $150,000 of the
                                            cash was paid in 1999 and $50,000 is
                                            to be paid in March 2000. In August,
                                            the Company placed $100,000 of cash
                                            in escrow as collateral for the
                                            future payments. This cash is
                                            recorded as restricted cash at
                                            December 31, 1999.

                                   (c)      In 1999, the Company issued 740,000
                                            variable stock options to employees
                                            which vest upon completion of
                                            performance milestones. Exercise
                                            prices range from $9.38 to $18.13
                                            and expire in 10 years. As of
                                            December 31, 1999, 75,000 of these
                                            shares had vested. Compensation
                                            charged to operations was $225,000
                                            in 1999.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                   (d)      Series A Preferred  Stock - The
                                            Company designated 12,015 shares of
                                            preferred stock as Series A
                                            preferred stock ("Series A"). For
                                            the first six years from issuance,
                                            the preferred stock has a mandatory
                                            dividend of 7%. Such dividends shall
                                            be cumulative and shall compound on
                                            a semiannual basis and are payable
                                            semiannually solely by the issuance
                                            of additional preferred Series A
                                            stock. The Company has a deficit. As
                                            a result, the dividends have been
                                            recorded against paid-in capital.
                                            The Series A shall rank senior to
                                            any future series of preferred stock
                                            unless the majority of the Series A
                                            shareholders agree to rank pari
                                            passu with any future issuances. The
                                            liquidation preference is $1,000 per
                                            share. The Series A is convertible,
                                            after two years but before six years
                                            from issuance, into common stock of
                                            the Company with an initial
                                            conversion price of $21.17.
                                            Alternatively, the holders of the
                                            Series A can elect to exchange the
                                            Series A preferred shares for the
                                            number of shares in Sentigen which
                                            would allow the Series A holders to
                                            then own a total of 50% of Sentigen.
                                            The Series A holder is currently the
                                            minority shareholder in Sentigen.
                                            The exchange right is not available
                                            for any shares which have been
                                            converted to common stock. The
                                            exchange right terminates six years
                                            from the issuance of the Series A.
                                            The Series A stock was issued in
                                            October 1999.


6.      STOCK INCENTIVE PLANS      In May 1998, the shareholders approved the
        AND WARRANTS               1998 Long-Term Incentive Compensation Plan
                                   (the "Plan"), which provides for the granting of up to 2,000,000 stock options to key employees, directors and consultants. Options granted may be either "incentive stock options," within the meaning of Section 422A of the Internal Revenue Code, or nonqualified options.

                                   The stock options are exercisable over a period determined by the Board of Directors (through its Compensation Committee), but generally no longer than 10 years after the date they are granted.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                   Information with respect to the Plan follows:


                                  YEAR ENDED DECEMBER 31,                                1998              1999
                                  --------------------------------------------------------------------------------
                                  Options outstanding at beginning of
                                      year                                                  -            92,500
                                  Options granted                                      92,500         1,117,500
                                  Options exercised                                         -            (4,500)
                                  --------------------------------------------------------------------------------

                                  Options outstanding at end of year                   92,500         1,205,500
                                  ================================================================================

                                  Options prices per share granted           $    11.13-15.06  $     9.38-19.38
                                  ================================================================================

                                  Weighted average exercise price
                                      Options granted                        $          12.24  $          11.83
                                      Options exercised                                     -             11.13
                                      Options outstanding at end of
                                           year                                         12.24             11.94
                                      Options exercisable at end of
                                           year                                             -              9.88


                                              Options Outstanding                     Options Exercisable
                                   --------------------------------------------------------------------------------
                                                                   Weighted                             Weighted
                                                                   Average                               Average
                                                     Number       Remaining                 Number       Remaining
                                       Range of  Outstanding at   Contractual  Range of  Outstanding at Contractual
                                       Exercise    December 31,      Life      Exercise    December 31,    Life
                                        Price         1999         (Years)      Price        1999         (Years)
                                   --------------------------------------------------------------------------------
                                    $9.38-11.13       802,500        9.9       $9.38-11.18   81.000        9.9
                                   $12.75-19.38       400,000        9.9      $12.75-19.38   8.000         9.0


                                   The Company applies APB Opinion 25 and
                                   related interpretations in accounting for stock options granted to employees and directors. Accordingly, no compensation cost has been recognized for the Plan.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   The weighted-average, grant date fair value of stock options granted to employees and directors during the year, and the significant assumptions used to determine those fair values, using a modified Black-Scholes option pricing model, and the pro forma effect on earnings of the fair value accounting for stock options under Statement of Financial Accounting Standards No. 123, are as follows:


                                                                                      1998                  1999
                                  -----------------------------------------------------------------------------------
                                  Weighted average fair value per
                                      options granted                     $           7.89      $          10.76

                                  Significant assumptions
                                      (weighted average)
                                      Risk-free interest rate at grant
                                           date                                        5.1%                  6.2%
                                      Expected stock price volatility                 60.0%                 88.0%
                                      Expected dividend payout                           -                     -
                                      Expected option life (years)                       7                     7

                                  Net loss
                                      As reported                         $     (1,973,913)     $     (6,052,841)
                                      Pro forma                           $     (2,042,238)     $     (6,511,604)

                                  Net loss applicable to common
                                      shares
                                      As reported                               (1,973,913)           (6,273,518)
                                      Pro forma                                 (2,042,238)           (6,732,281)

                                  Net loss per share - basic and
                                      diluted
                                      As reported                         $           (.05)     $           (.17)
                                      Pro forma                           $           (.06)     $           (.18)


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   Information with respect to warrants follows:


                                  YEAR ENDED DECEMBER 31,                               1998             1999
                                  -----------------------------------------------------------------------------
                                  Warrants outstanding at beginning of
                                      year                                                 -                -
                                  Warrants granted                                         -          602,000
                                  -----------------------------------------------------------------------------

                                  Warrants outstanding at end of year                      -          602,000
                                  =============================================================================

                                  Warrants prices per share granted          $             -  $    9.45-21.17
                                  =============================================================================

                                  Weighted average exercise price
                                      Warrants granted                       $             -  $         11.42



7.      GRANT                      Operating expenses for 1998 have been reduced
                                   by a grant in the amount of $99,927 received from the National Institutes of Health
                                   National Cancer Institute.


8.      SUBSEQUENT EVENT           Subsequent to year end, the Company completed
                                   a private placement of its Series B
                                   convertible preferred stock. The Series B stock has an annual dividend rate of 6%, is subordinate to the Series A stock, is convertible into common stock and is redeemable at the Company's option after January 1, 2002. Net proceeds of $5,335,520 were received. 1999 expenses for the private placement were recorded as deferred offering costs at December 31, 1999.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information required by Item 9 is incorporated by reference to the information under the caption "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act" in our definitive proxy statement for the 2000 annual meeting of stockholders.

ITEM 10.   EXECUTIVE COMPENSATION.

         The information required by Item 10 is incorporated by reference to the information under the caption "Executive Compensation" in our definitive proxy statement for the 2000 annual meeting of stockholders.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by Item 11 is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for the 2000 annual meeting of stockholders.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 12 is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement for the 2000 annual meeting of stockholders.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

         EXHIBITS. The following is a list of exhibits filed as part of this Form 10-KSB. Exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filings is indicated in parentheses.

      EXHIBIT NO.                                  DESCRIPTION

         3.1 Restated Articles of Incorporation of Photogen Technologies, Inc. (Filed as exhibit 3.1 to the Company's Current Report on Form 8-K dated June 17, 1998 and incorporated herein by reference.)

         3.2 Amended and Restated Certificate of Designations, Preferences and Rights of Series A Preferred Stock. (Filed as exhibit 3.5 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)

         3.3 Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock. (Filed as exhibit 3 to the Company's Current Report on Form 8-K dated February 18, 2000 and incorporated herein by reference.)

         3.4             Bylaws of Photogen Technologies, Inc. (Filed as exhibit
                         3.2 to the Company's Registration Statement on Form 10-SB dated December 24, 1997 and incorporated herein by reference.)

         3.5 Charter of Photogen, Inc. (Filed as exhibit 3.3 to the Company's Registration Statement on Form 10-SB dated December 24, 1997 and incorporated herein by reference.)

         3.6 Amended and Restated Bylaws of Photogen, Inc. (Filed as exhibit 3.4 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.)

         9.1 Amended and Restated Voting Agreement dated as of June 17, 1998 entered into by Eric A. Wachter, Ph.D., Craig Dees, Ph.D., Walter G. Fisher, Ph.D., Tim Scott, Ph.D., John Smolik, and Robert J. Weinstein, M.D., and joined into by the Company. (Filed as exhibit 9 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.)

        10.1 1998 Long Term Incentive Compensation Plan. (Filed as Exhibit A to the Company's Schedule 14-A dated April 30, 1998 and incorporated herein by reference.)

        10.2 Lease entered into by the Company, P.C. Powell and Wilma Powell dated July 1, 1999.

        10.3 Lease Agreement entered into by the Company and Westborough Mill, LLC dated November 1, 1999.

        10.4 Lease Agreement entered into by the Company and Westborough Mill, LLC dated March 1, 2000.

           EXHIBIT NO.                             DESCRIPTION

        10.5 Confirmatory License in favor of the U.S. Department of Energy relating to the Company's Method for Improved Selectivity in Photo-Activation and Detection of Molecular Diagnostic Agents (Serial No. 08/741,370) dated February 4, 1997. (Filed as exhibit 10.4 to the Company's Registration Statement on Form 10-SB dated December 24, 1997 and incorporated herein by reference.)

        10.6 Confirmatory License in favor of the U.S. Department of Energy relating to the Company's Method for Improved Selectivity in Photo-Activation of Molecular Agents (Serial No. 08/739,801) dated February 4, 1997. (Filed as exhibit 10.5 to the Company's Registration Statement on Form 10-SB dated December 24, 1997 and incorporated herein by reference.)

        10.7 Form of Employment Agreements entered into by the Company and each of John Smolik, Eric A. Wachter, Ph.D., Walter G. Fisher, Ph.D., and Craig Dees, Ph.D. dated May 16, 1997. (Filed as exhibit 10.6 to the Company's Registration Statement on Form 10-SB dated December 24, 1997 and incorporated herein by reference.)

        10.8 Form of Non-competition/Non-disclosure Agreements entered into by the Company and each of John Smolik, Eric A. Wachter, Ph.D., Walter G. Fisher, Ph.D., Craig Dees, Ph.D. and Timothy C. Scott dated May 16, 1997. (Filed as exhibit 10.7 to the Company's Registration Statement on Form 10-SB dated December 24, 1997 and incorporated herein by reference.)

        10.9 Employment Agreement entered into by the Company and Gerald Wolf, Ph.D., M.D. dated July 1, 1999. (Filed as exhibit 10.2 to the Company's Quarterly Report for the quarter ended September 30, 1999 and incorporated herein by reference.) Confidential portions of this exhibit were redacted.

        10.10 Employment Agreement entered into by the Company and David D. Shaw, Ph.D. dated November 1, 1999.

        10.11 Employment Agreement entered into by the Company and Jay Zimmerman, M.Ed. dated November 15, 1999.

        10.12 Form of Non-Qualified Stock Option Award Agreement entered into by the Company and each of Lester Mckeever, Jr., Daniel Tosteson, M.D., Mark Peterson, Harry Morrison, Ph.D and Merrill Biel, M.D., Ph.D. (Filed as exhibit 10.7 to the Company's Annual Report for the year ended December 31, 1998 and incorporated herein by reference.)

         10.13 Form of Incentive Stock Option Award Agreement entered into by the Company and each of Jay Harkins, Dan Hamilton, Karen Richmond and Verdene Smith. (Filed as exhibit 10.8 to the Company's Annual Report for the year ended December 31, 1998 and incorporated herein by reference.)

        EXHIBIT NO.                                      DESCRIPTION

         10.14 Incentive Stock Option Award Agreement entered into by the Company and Gerald Wolf Ph.D., M.D. dated July 23, 1999.

         10.15 Incentive Stock Option Award Agreement entered into by the Company and David D. Shaw, Ph.D. dated November 1, 1999.

         10.16 Incentive Stock Option Award Agreement entered into by the Company and David D. Shaw, Ph.D dated November 30, 1999.

         10.17 Incentive Stock Option Award Agreement entered into by the Company and Jay Zimmerman, M.Ed. dated November 30, 1999.

         10.18 Form of Consulting Agreement entered into by the Company and each of Daniel Tosteson, M.D. and Harry Morrison, Ph.D. (Filed as exhibit 10.12 to the Company's Annual Report for the year ended December 31, 1998 and incorporated herein by reference.)

         10.19 Research Agreement dated as of October 1, 1998 by and between Photogen, Inc. and The Massachusetts Eye and Ear Infirmary (relating to age-related macular degeneration research). (Filed as exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.)

         10.20 Research Agreement dated as of November 6, 1998 by and between Photogen, Inc. and the Massachusetts Eye and Ear Infirmary (relating to ocular melanoma research). (Filed as exhibit 10.11 to the Company's Annual Report for the year ended December 31, 1998 and incorporated herein by reference.)

         10.21 Tufts University Sponsored Research Agreement dated August 1, 1999 by and between Photogen, Inc. and Tufts University, a/k/a Trustees of Tufts College. (Filed as exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.) Confidential portions of this exhibit were redacted.

         10.22 Consulting Agreement by and between Photogen Technologies, Inc. and Farcap Group LLC effective August 9, 1999. (Filed as exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)

         10.23 Warrant Agreement by and between Photogen Technologies, Inc. and Farcap Group LLC effective August 9, 1999. (Filed as exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)

      EXHIBIT NO.                                    DESCRIPTION

         10.24 Agreement effective August 9, 1999 by and among Alliance Pharmaceutical Corp., Photogen Technologies, Inc. and Gerald Wolf, Ph.D, M.D. (Filed as exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.) Confidential portions of this exhibit were redacted.

         10.25 License Agreement effective as of September 30, 1999 between The General Hospital Corporation and Photogen, Inc. (Filed as exhibit 10.7 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.) Confidential portions of this exhibit were redacted.

         10.26 Securities Purchase Agreement dated as of October 20, 1999, among Photogen Technologies, Inc. and Elan International Services, Ltd. (Filed as exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.) Confidential portions of this exhibit were redacted.

         10.27 Warrant to Purchase Shares of Common Stock dated October 20, 1999 between Photogen Technologies, Inc. and Elan International Services, Ltd. (Filed as exhibit
                         10.9 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)

         10.28 Convertible Promissory Note dated October 20, 1999 from Photogen Technologies, Inc. to Elan International Services, Ltd. (Filed as exhibit 10.10 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)

         10.29 Registration Rights Agreement dated October 20, 1999 by and among Photogen Technologies, Inc. and Elan International Services, Ltd. (Filed as exhibit 10.11 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)

         10.30 Funding Agreement dated October 20, 1999 among Elan Pharma International Limited and Photogen Technologies, Inc. (Filed as exhibit 10.12 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)

         10.31 License Agreement dated October 20, 1999 between Photogen Technologies, Inc, Photogen Newco Ltd. and Elan Pharma International Limited. (Filed as exhibit
                         10.13 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.) Confidential portions of this exhibit were redacted.

      EXHIBIT NO.                                                DESCRIPTION

         10.32 License Agreement dated October 20, 1999 between Elan Pharma International Limited, Photogen Newco Ltd. and Photogen Technologies, Inc. (Filed as exhibit 10.14 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.) Confidential portions of this exhibit were redacted.

         10.33 Subscription, Joint Development and Operating Agreement dated October 20, 1999 between Elan Pharma International Limited, Elan International Services, Ltd., Photogen Technologies, Inc. and Photogen Newco Ltd. (Filed as exhibit 10.15 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.) Confidential portions of this exhibit were redacted.

         10.34 Amended and Restated Standby Agreement dated November 9, 1999 among Theodore Tannebaum, John T. Smolik, Craig Dees, Walter G. Fisher, Timothy Scott and Eric A. Wachter.

         10.35 Form of Registration Rights Agreement between the Company and holders of Series B Convertible Preferred Stock.

         10.36 Coherent Software Distribution Agreement between Photogen, Inc. and Laser Group of Coherent, Inc. dated January 18, 2000.

         10.37 Equipment Lease between Picker Financial Group, L.L.C. and Photogen, Inc. dated October 25, 1999.

         21              Subsidiaries of the registrant.

         27              Financial Data Schedule.

         REPORTS ON FORM 8-K. During the quarter ended December 31, 1999, we filed reports on Form 8-K regarding the following:

         1. Our Press Release announcing that we acquired technology to advance our lymphography programs (filed October 28, 1999).

         2. Our Press Release announcing that we formed a joint venture with affiliates of Elan Corporation, plc (filed November 2, 1999).

         3. Our Press Release announcing that we signed an agreement with Akorn, Inc. to develop PH-10 for our use in non-invasive oncology and dermatology treatments (filed November 17, 1999).

         4. Our Press Release announcing that our common stock had been approved for listing on the NASDAQ SmallCap Market (filed November 23, 1999).

         5. Our Press Release announcing the appointment of David D. Shaw, Ph.D. as our Vice President of Clinical Research and Technology Development (filed December 1, 1999).

         6. Our Press Release announcing that our research revealed an over 80% eradication rate of ocular melanoma tumors in animals using photodynamic treatment (filed December 9, 1999).

         7. Our Press Release announcing that we were issued a notice of allowance for two patent applications relating to advanced phototherapies (filed December 16, 1999).

         8. Our Report stating that we intended to price and close our private placement of Series B Convertible Preferred Stock in January, 2000 (filed December 23, 1999).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: MARCH 27, 2000                      PHOTOGEN TECHNOLOGIES, INC.


                                          BY:/s/ TIMOTHY C. SCOTT
                                             ----------------------------------
                                             Timothy C. Scott, Ph.D., President
                                             and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



       SIGNATURE                        TITLE                                  DATE
       ---------                        -----                                  ----
/s/ TIMOTHY C. SCOTT              President, Chief Executive Officer,        March 27, 2000
-------------------------         Treasurer and Chief Financial Officer
Timothy C. Scott, Ph.D.           (Principal executive and financial and
                                  accounting officer)

/s/ ERIC A. WACHTER               Director, Vice President and Secretary     March 27, 2000
-------------------------
Eric A. Wachter, Ph.D.

/s/ JOHN T. SMOLIK                Director                                   March 27, 2000
-------------------------
John T. Smolik

/s/ CRAIG DEES                    Director                                   March 27, 2000
------------------------
Craig Dees, Ph.D.

/s/ WALTER G. FISHER              Director                                   March 27, 2000
------------------------
Walter G. Fisher, Ph.D.

/s/ ROBERT J. WEINSTEIN           Director                                   March 27, 2000
-----------------------
Robert J. Weinstein, M.D.

/s/ LESTER H. MCKEEVER, JR.       Director                                   March 27, 2000
--------------------------
Lester H. McKeever, Jr.


                                  EXHIBIT INDEX

      EXHIBIT NO.                         DESCRIPTION

         +3.1 Restated Articles of Incorporation of Photogen Technologies, Inc. (Filed as exhibit 3.1 to the Company's Current Report on Form 8-K dated June 17, 1998.)

         +3.2 Amended and Restated Certificate of Designations, Preferences and Rights of Series A Preferred Stock. (Filed as exhibit 3.5 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.)

         +3.3 Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock. (Filed as exhibit 3 to the Company's Current Report on Form
                         8-K dated February 18, 2000.)

         +3.4            Bylaws of Photogen Technologies, Inc. (Filed as exhibit
                         3.2 to the Company's Registration Statement on Form 10-SB dated December 24, 1997.)

         +3.5 Charter of Photogen, Inc. (Filed as exhibit 3.3 to the Company's Registration Statement on Form 10-SB dated December 24, 1997.)

         +3.6 Amended and Restated Bylaws of Photogen, Inc. (Filed as exhibit 3.4 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.)

         +9.1 Amended and Restated Voting Agreement dated as of June 17, 1998 entered into by Eric A. Wachter, Ph.D., Craig Dees, Ph.D., Walter G. Fisher, Ph.D., Tim Scott, Ph.D., John Smolik, and Robert J. Weinstein, M.D., and joined into by the Company. (Filed as exhibit 9 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.)

         +10.1 1998 Long Term Incentive Compensation Plan. (Filed as Exhibit A to the Company's Schedule 14-A dated April 30, 1998.)

         * 10.2          Lease Agreement entered into by the Company, P.C.
                         Powell and Wilma Powell dated July 1, 1999.

         *10.3 Lease Agreement entered into by the Company and Westborough Mill, LLC dated November 1, 1999.

         *10.4 Lease Agreement entered into by the Company and Westborough Mill, LLC dated March 1, 2000.

         +10.5 Confirmatory License in favor of the U.S. Department of Energy relating to the Company's Method for Improved Selectivity in Photo-Activation and Detection of Molecular Diagnostic Agents (Serial No. 08/741,370) dated February 4, 1997. (Filed as exhibit 10.4 to the Company's Registration Statement on Form 10-SB dated December 24, 1997.)

      EXHIBIT NO.                                 DESCRIPTION

        +10.6 Confirmatory License in favor of the U.S. Department of Energy relating to the Company's Method for Improved Selectivity in Photo-Activation of Molecular Agents (Serial No. 08/739,801) dated February 4, 1997. (Filed as exhibit 10.5 to the Company's Registration Statement on Form 10-SB dated December 24, 1997.)

        +10.7 Form of Employment Agreements entered into by the Company and each of John Smolik, Eric A. Wachter, Ph.D., Walter G. Fisher, Ph.D., and Craig Dees, Ph.D. dated May 16, 1997. (Filed as exhibit 10.6 to the Company's Registration Statement on Form 10-SB dated December 24, 1997.)

        +10.8 Form of Non-competition/Non-disclosure Agreements entered into by the Company and each of John Smolik, Eric A. Wachter, Ph.D., Walter G. Fisher, Ph.D., Craig Dees, Ph.D. and Timothy C. Scott dated May 16, 1997. (Filed as exhibit 10.7 to the Company's Registration Statement on Form 10-SB dated December 24, 1997.)

        +10.9 Employment Agreement entered into by the Company and Gerald Wolf, Ph.D., M.D. dated July 1, 1999. (Filed as exhibit 10.2 to the Company's Quarterly Report for the quarter ended September 30, 1999.) Confidential portions of this exhibit were redacted.

        *10.10 Employment Agreement entered into by the Company and David D. Shaw, Ph.D. dated November 1, 1999.

        *10.11 Employment Agreement entered into by the Company and Jay Zimmerman, M.Ed. dated November 15, 1999.

        +10.12 Form of Non-Qualified Stock Option Award Agreement entered into by the Company and each of Lester McKeever, Jr., Daniel Tosteson, M.D., Mark Peterson, Harry Morrison, Ph.D and Merrill Biel, M.D., Ph.D. (Filed as exhibit 10.7 to the Company's Annual Report for the year ended December 31, 1998.)

        +10.13 Form of Incentive Stock Option Award Agreement entered into by the Company and each of Jay Harkins, Dan Hamilton, Karen Richmond and Verdene Smith. (Filed as exhibit 10.8 to the Company's Annual Report for the year ended December 31, 1998.)

        *10.14 Incentive Stock Option Award Agreement entered into by the Company and Gerald Wolf Ph.D., M.D. dated July 23, 1999.

        *10.15 Incentive Stock Option Award Agreement entered into by othe Company and David D. Shaw, Ph.D. dated November 1, 1999.

        *10.16 Incentive Stock Option Award Agreement entered into by he Company and David D. Shaw, Ph.D. dated November 30, 1999.

      EXHIBIT NO.                                 DESCRIPTION

        *10.17 Incentive Stock Option Award Agreement entered into by the Company and Jay Zimmerman, M.Ed. dated November 30, 1999.

        +10.18 Form of Consulting Agreement entered into by the Company and each of Daniel Tosteson, M.D. and Harry Morrison, Ph.D. (Filed as exhibit 10.12 to the Company's Annual Report for the year ended December 31, 1998.)

        +10.19 Research Agreement dated as of October 1, 1998 by and between Photogen, Inc. and The Massachusetts Eye and Ear Infirmary (relating to age-related macular degeneration research). (Filed as exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.)

        +10.20 Research Agreement dated as of November 6, 1998 by and between Photogen, Inc. and the Massachusetts Eye and Ear Infirmary (relating to ocular melanoma research). (Filed as exhibit 10.11 to the Company's Annual Report for the year ended December 31, 1998.)

        +10.21 Tufts University Sponsored Research Agreement dated August 1, 1999 by and between Photogen, Inc. and Tufts University, a/k/a Trustees of Tufts College (Filed as exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.) Confidential portions of this exhibit were redacted.

        +10.22 Consulting Agreement by and between Photogen Technologies, Inc. and Farcap Group LLC effective August 9, 1999. (Filed as exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.)

        +10.23 Warrant Agreement by and between Photogen Technologies, Inc. and Farcap Group LLC effective August 9, 1999. (Filed as exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.)

        +10.24 Agreement effective August 9, 1999 by and among Alliance Pharmaceutical Corp., Photogen Technologies, Inc. and Gerald Wolf, Ph.D, M.D. (Filed as exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.) Confidential portions of this exhibit were redacted.

        +10.25 License Agreement effective as of September 30, 1999 between The General Hospital Corporation and Photogen, Inc. (Filed as exhibit 10.7 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.) Confidential portions of this exhibit were redacted.

        +10.26 Securities Purchase Agreement dated as of October 20, 1999, among Photogen Technologies, Inc. and Elan International Services, Ltd. (Filed as exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.) Confidential portions of this exhibit were redacted.

      EXHIBIT NO.                           DESCRIPTION

        +10.27 Warrant to Purchase Shares of Common Stock dated October 20, 1999 between Photogen Technologies, Inc. and Elan International Services, Ltd. (Filed as exhibit
                         10.9 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.)

        +10.28 Convertible Promissory Note dated October 20, 1999 from Photogen Technologies, Inc. to Elan International Services, Ltd. (Filed as exhibit 10.10 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.)

        +10.29 Registration Rights Agreement dated October 20, 1999 by and among Photogen Technologies, Inc. and Elan International Services, Ltd. (Filed as exhibit 10.11 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.)


        +10.30 Funding Agreement dated October 20, 1999 among Elan Pharma International Limited and Photogen Technologies, Inc. (Filed as exhibit 10.12 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.) Confidential portions of this exhibit were redacted.

        +10.31 License Agreement dated October 20, 1999 between Photogen Technologies, Inc, Photogen Newco Ltd. and Elan Pharma International Limited. (Filed as exhibit
                         10.13 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.) Confidential portions of this exhibit were redacted.

        +10.32 License Agreement dated October 20, 1999 between Elan Pharma International Limited, Photogen Newco Ltd. and Photogen Technologies, Inc. (Filed as exhibit 10.14 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.) Confidential portions of this exhibit were redacted.

        +10.33 Subscription, Joint Development and Operating Agreement dated October 20, 1999 between Elan Pharma International Limited, Elan International Services, Ltd., Photogen Technologies, Inc. and Photogen Newco Ltd. (Filed as exhibit 10.15 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.) Confidential portions of this exhibit were redacted.

        *10.34 Amended and Restated Standby Agreement dated November 9, 1999 among Theodore Tannebaum, John T. Smolik, Craig Dees, Walter G. Fisher, Timothy Scott and Eric A. Wachter.

        *10.35 Form of Registration Rights Agreement between the Company and holders of Series B Convertible Preferred Stock dated as of February 18, 2000.

        *10.36 Coherent Software Distribution Agreement between Photogen, Inc. and Laser Group of Coherent, Inc. dated January 18, 2000.

        *10.37 Equipment Lease between Picker Financial Group, L.L.C. and Photogen, Inc. dated October 25, 1999.

      EXHIBIT NO.                               DESCRIPTION

         *21             Subsidiaries of the registrant.

         *27             Financial Data Schedule.

+        Incorporated herein by reference from the filing indicated.
*        Filed herewith.