Form 10-Q
period 2000-03-31
PHOTOGEN TECHNOLOGIES INC
filed 2000-05-15
CIK 761237

================================================================================

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended MARCH 31, 2000

                                        OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period ended _____________________

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

                                    (865) 769-4012
                  (Registrant's telephone number including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

               YES:  /x/        NO:  / /

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,383,386 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE, ISSUED AND OUTSTANDING AS OF MAY 10, 2000

================================================================================

                                      INDEX



                                                                           PAGE


PART I.  FINANCIAL INFORMATION...............................................1

         ITEM 1.  FINANCIAL STATEMENTS.......................................1
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............6
         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.........................................10

PART II.  OTHER INFORMATION.................................................10

         ITEM 5.  OTHER INFORMATION ........................................10
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................14


                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                All amounts in $

                                                                             March 31, 2000       December 31, 1999
                                                                               (Unaudited)            (Audited)
                                                                             -------------        -----------------
                                                     ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                              $1,007,820           $ 1,681,773
         Restricted cash                                                            50,000               100,000
         Interest receivable                                                       110,097                84,327
         Prepaid expenses                                                          338,542               590,710
         United States Treasury Notes, Total
            Face Value $9,420,000 and
            $5,470,000, respectively                                             9,415,151             5,472,564
                                                                              ------------           -----------
         TOTAL CURRENT ASSETS                                                  $10,921,610           $ 7,929,374

EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                           $ 1,453,412           $ 1,279,441
DEPOSITS                                                                           529,370                29,370
INTANGIBLE ASSETS                                                                  472,223               482,639
INVESTMENT IN AND ADVANCES TO AFFILIATE                                         11,849,768            11,998,430
                                                                              ------------          ------------
              TOTAL ASSETS                                                     $25,226,383           $21,719,254
                                                                               ===========           ===========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts Payable                                                         $800,389           $   833,163
         Current portion of obligations under
               capital leases                                                       15,486                21,148
                                                                                ----------           -----------
              TOTAL CURRENT LIABILITIES                                           $815,875               854,311
                                                                                  --------           -----------
OBLIGATION UNDER CAPITAL LEASES                                                     18,356           $    18,356
                                                                                ==========           ===========

SHAREHOLDERS' EQUITY
         Preferred stock; par value
         $.01 per share; 5,000,000
         shares authorized including:                                                   -                    -

            Series A preferred stock; 12,015 shares authorized; 12,015
            issued and outstanding at March 31, 2000                                   120                   120

            Series B preferred stock; 402,000 shares authorized;
            337,056 issued and outstanding at March 31, 2000                         3,370                     -

         Common stock; par value $.001
         per share; 150,000,000 shares authorized; 37,383,386 shares
         issued and outstanding                                                     37,384                37,384

         Unearned consulting expense                                            (1,051,950)           (1,585,575)

         Additional paid-in capital                                             36,416,427            30,977,893
         Deficit accumulated during
         development stage after
         recapitalization                                                      (11,013,199)           (8,583,235)
                                                                              ------------           -----------

              TOTAL SHAREHOLDERS' EQUITY                                        24,392,152            20,846,587
                                                                              ------------           -----------

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                                      $25,226,383           $21,719,254
                                                                               ===========           ===========

                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                All amounts in $




                                                Three Months Ended    Three Months Ended       Cumulative Amounts
                                                   March 31, 2000        March 31, 1999      From November 3, 1996
                                                     (Unaudited)          (Unaudited)            (Unaudited)

REVENUES
      Investment Income                            $    101,786           $     72,020           $    781,313

EXPENSES
      General and administrative                      2,531,750                900,770             11,794,512
                                                   ------------           ------------           ------------

NET LOSS                                           $ (2,429,964)          $   (828,750)          $(11,013,199)
                                                                                                 ============

DIVIDENDS ON PREFERRED STOCK                           (303,974)                  --
                                                   ------------           ------------


NET LOSS APPLICABLE TO COMMON
      SHAREHOLDERS                                 $ (2,733,938)          $   (828,750)
                                                   ============           ============

BASIC AND DILUTED NET
      LOSS PER COMMON SHARE                        $       (.07)          $       (.02)
                                                   ============           ============

WEIGHTED AVERAGE
      NUMBER OF COMMON SHARES OUTSTANDING            37,383,386             36,875,020
                                                   ============           ============


                                       PHOTOGEN TECHNOLOGIES, INC.
                                     (A DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                            (UNAUDITED)
                                           All amounts in $


                                                   Three Months       Three Months      Cumulative
                                                      Ended               Ended         Amounts From
                                                 March 31, 2000      March 31, 1999   November 3, 1996
                                                   (Unaudited)        (Unaudited)        (Unaudited)
OPERATING ACTIVITIES
      Net income (loss)                            $ (2,429,964)     $   (828,750)     $(11,013,199)
      Depreciation and Amortization                      95,717            27,431           543,600
      United States Treasury Notes
        Amortization                                      7,413             2,986            62,465
      Loss on Securities                                     --                --           (18,503)
        Stock Option Compensation                        22,914            32,037           449,681
      Issuance of warrants in exchange
        for services rendered                           676,275                --         1,719,741
      Loss from investment in affiliate                 459,003                --           765,032
Changes in operating assets and liabilities:
      Prepaid expense                                   252,168           117,797          (338,542)
      Interest receivable                               (25,770)           57,246          (110,097)
      Accounts payable                                  (32,774)         (229,010)          800,389
                                                   ------------      ------------      ------------

      NET CASH PROVIDED (USED) BY
      OPERATING ACTIVITIES                             (975,018)         (820,263)       (7,139,433)
                                                   ------------      ------------      ------------
INVESTING ACTIVITIES
      Sale of marketable securities                          --                --         2,164,464
      Purchase of marketable securities                      --                --        (2,182,967)
      Purchase of United States Treasury Notes       (7,350,000)         (555,478)      (29,387,003)
      Sale of United States Treasury Notes            3,400,000         1,502,048        21,043,548
      Purchase of capital assets                       (259,272)          (15,879)       (1,640,701)
      Patent cost                                            --                            (237,335)
      Investment in and advances to affiliate          (310,341)               --       (12,614,800)
      Decrease in restricted cash                        50,000                --           (50,000)
      Increase in deposits                             (500,000)               --          (529,370)
                                                   ------------      ------------      -------------

                  NET CASH PROVIDED (USED)
                  BY INVESTING ACTIVITIES            (4,969,613)          930,691       (23,434,164)
                                                   ------------      ------------      ------------
FINANCING ACTIVITIES
      Proceeds from issuance of equity                5,276,340                --        30,298,716
      Proceeds from capital contributions by                 --
         stockholders                                        --                --         1,911,674
      Cost of recapitalization                                                 --          (371,111)
      Principal payments on capital lease
         obligations                                     (5,662)          (92,586)         (257,862)
                                                   ------------      ------------      ------------

      NET CASH PROVIDED (USED) BY
      FINANCING ACTIVITIES                           (5,270,678)          (92,586)       31,581,417
                                                   ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                (673,953)           17,842         1,007,820

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                1,681,773           652,226                --
                                                   ------------      ------------      ------------

CASH AND CASH
   EQUIVALENTS AT END OF PERIOD                    $  1,007,820      $    670,068      $  1,007,820
                                                   ============      ============      ============

                                               3

                                PHOTOGEN TECHNOLOGIES, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                      (UNAUDITED)
                              All amounts (except shares) in $







                                          Preferred Stock                   Preferred Stock                  Common Stock
                                          ----------------------------------------------------------------------------------------

                                                Series A                       Series B
----------------------------------------------------------------------------------------------------------------------------------
                                         Shares          Amount          Shares          Amount          Shares          Amount
----------------------------------------------------------------------------------------------------------------------------------
Contribution of Capital                       -         $     -               -         $     -               -          $    -

Net loss for the period ended                 -               -               -               -               -               -
December 31, 1996
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1996                 -               -               -               -               -               -
  Net loss and capital                        -               -               -               -               -               -
  contributions for the
  period January 1, 1997 to
  May 15, 1997
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at May 15, 1997                      -               -               -              -               -               -

Issuance of common stock                      -               -               -              -       6,312,833           6,313
Effect of recapitalization and merger         -               -               -              -      29,687,178          29,687
Cost associated with recapitalization
and merger                                    -               -               -              -               -               -

Net loss for the period May 16, 1997 to       -               -               -              -               -               -
December 31, 1997
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1997                 -               -               -              -      36,000,000          36,000
Issuance of common stock                      -               -               -              -         875,020             875
Costs associated with common                  -               -               -              -               -               -
stock issuance

Options issued to consultants                 -               -               -              -               -               -
Net loss for the year ended                   -               -               -              -               -               -
December 31, 1998
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1998                 -               -               -              -      36,875,020          36,875
Exercise of stock options                     -               -               -              -           4,500               5
Issuance of warrants and options              -               -               -              -               -               -
Issuance of common stock                      -               -               -              -         503,866             504
Issuance of preferred stock              12,015             120               -              -               -               -
Net loss for the year ended                   -               -               -              -               -               -
December 31, 1999
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1999            12,015             120               -              -      37,383,386          37,384
Issuance of warrants and options              -               -               -              -               -               -
Issuance of preferred stock-Series B          -               -         337,056           3,370              -               -
Net loss for three months ended               -               -               -              -               -               -
March 31, 2000
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at March 31, 2000               12,015             120         337,056           3,370     37,383,386          37,384
----------------------------------------------------------------------------------------------------------------------------------




                                                    4


                                                                                            Deficit
                                                                                        Accumulated
                                                          Unearned      Additional       During the
                                         Members'       Consulting         Paid-in      Development
                                         Capital           Expense         Capital            Stage          Total
----------------------------------------------------------------------------------------------------------------------
Contribution of Capital                  7,268            $     -          $     -          $   -          $ 7,268

Net loss for the period ended           (1,779)                 -                -              -          (1,779)
December 31, 1996
----------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1996            5,489                  -                -              -           5,489
  Net loss and capital                   3,511                  -                -         (3,511)              -
  contributions for the
  period January 1, 1997 to
  May 15, 1997
----------------------------------------------------------------------------------------------------------------------
BALANCE, at May 15, 1997                 9,000                  -                -         (3,511)          5,489

Issuance of common stock                     -                  -        1,797,137              -       1,803,450
Effect of recapitalization and merger   (9,000)                 -        1,181,500          1,732       1,203,919
Cost associated with recapitalization
and merger                                   -                  -         (371,111)             -        (371,111)

Net loss for the period                      -                  -                -       (554,702)       (554,702)
May 16, 1997 to December 31, 1997
----------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1997                -                  -        2,607,526       (556,481)      2,087,045
Issuance of common stock                     -                  -        6,999,125              -       7,000,000
Costs associated with common                 -                  -          (50,000)             -         (50,000)
stock issuance
Options issued to consultants                -                  -           45,446              -          45,446
Net loss for the year ended
December 31, 1998                            -                  -                -     (1,973,913)     (1,973,913)
----------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1998                -                  -        9,602,097     (2,530,394)      7,108,578
Exercise of stock options                    -                  -           50,058              -          50,063
Issuance of warrants and options             -         (1,585,575)       3,664,749              -       2,079,174
Issuance of common stock                     -                  -        6,082,150              -       6,082,654
Issuance of preferred stock                  -                  -       11,578,839              -      11,578,959
Net loss for the year ended                  -                  -                -     (6,052,841)     (6,052,841)
December 31, 1999
----------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1999                -         (1,585,575)      30,977,893     (8,583,235)     20,846,587
Issuance of warrants and options             -            533,625          165,564              -         699,189
Issuance of preferred stock-Series B         -                  -        5,272,970              -       5,276,340
Net loss for three months ended              -                  -                -     (2,429,964)     (2,429,964)
March 31, 2000
----------------------------------------------------------------------------------------------------------------------
Balance, at March 31, 2000                   -         (1,051,950)      36,416,427    (11,013,199)     24,392,152
----------------------------------------------------------------------------------------------------------------------


                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 2000

1.   BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

2.       LONG-TERM DEPOSIT

         The Company entered into an operating lease for laboratory equipment beginning January 1, 2000. The Company was required to provide cash collateral of $500,000 for future lease payments. The $500,000 will be invested in United States treasury notes and will be under the control of the lessor. The Company has recorded the $500,000 as a long-term deposit at March 31, 2000.

3.       SERIES B PREFERRED STOCK

         In February 2000, the Company completed a private placement of its Series B convertible preferred stock ("Series B"). The Company received cash proceeds, net of related expenses, of $5,276,340 in exchange for 337,056 shares of the Series B stock. The Series B has an annual dividend rate of 6%. Such dividends are to be cumulative, shall compound on an annual basis and are payable annually by the issuance of additional preferred Series B stock. The Company has a deficit. As a result, the dividends have been recorded against paid-in capital. The Series B is subordinate to the Series A Preferred stock. Each share of the Series B is convertible into one share of common stock (if converted before December 31, 2000), into 1.2 shares of common stock (if converted during 2001) and into 1.4 shares of common stock (if converted in 2002 and thereafter). The Series B is redeemable at the Company's option after January 1, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Photogen Technologies, Inc. and its wholly-owned subsidiary Photogen, Inc. are collectively referred to as "Photogen," the "Company," "we," or "us." Statements in this document that are not strictly historical are "forward-looking" statements that are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and are subject to the Risk Factors described below in Item 5 "Other Information." Forward-looking statements involve known and unknown risks, which may cause the Company's actual results in the future to differ materially from expected results.

     We are an emerging development-stage biotechnology company focused on developing minimally invasive products for the treatment and diagnosis of disease. Over the last two years, as a result of our research into new technologies, and acquisitions or licensing from other third parties, we have developed a platform of core technologies which we believe will support multiple products and applications. Our technology portfolio now includes the following: multi-photon excitation, photochemistry and non-invasive diagnostics (which includes lymphography and multi-photon excitation).

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


RESULTS OF OPERATIONS

     We have not generated revenues from the sale of any proposed diagnostic or therapeutic products or other operations, and we continue to experience losses. For the three months ended March 31, 2000, our net losses increased to $2,429,964 from $828,750 for the three months ended March 31, 1999. The increase in losses is attributable primarily to the opening of our new clinical development office in Massachusetts including hiring five new employees and leasing additional offices, leasing CT equipment (including a $500,000 deposit for the lease of that equipment), issuing warrants in exchange for consulting services, conducting studies pursuant to preclinical research agreements and other research, initiating supply arrangements, and other general and administrative costs.

     We expect to continue to incur increasing losses for at least the next several years as we intensify research and development, preclinical and clinical testing, regulatory approval activities and engage in or provide for the manufacture and/or sale of any products that we may develop. In particular, we are presently a party to three research contracts with various third parties that will require an expenditure of a total of $496,797 over the remaining terms of those contracts for the protocols currently under investigation. Additional projects may be undertaken with those institutions for compensation to be agreed upon at that time. During the three months ended March 31, 2000, we spent approximately $233,581 to acquire equipment necessary to support animal preclinical and human clinical trials, and on development of photoactive agents and targeting systems. During the next twelve months we expect to spend approximately $870,750 to obtain new equipment.

     For the three months ended March 31, 2000, our investment income increased to $101,786 from $72,020 for the three months ended March 31, 1999. The increase in investment income resulted primarily from investment of the $5,276,340 in net proceeds we received from the private placement of our Series B Convertible Preferred Stock ("Series B Preferred") in February 2000. We expect our investment income to fluctuate as our capital decreases or increases. The proceeds of the sales of our stock are invested primarily in United States Government obligations. Because we have no revenues from operations at this time, investment of such funds in that manner is necessary to avoid becoming subject to the Investment Company Act of 1940.

OPERATIONAL MATTERS

     We have a number of ongoing research projects underway:

     Psoriasis. The research study protocol to treat psoriasis by activating our radiosensitizer PH-10 with green light (delivered by a laser) in humans that we plan to conduct in Denmark was completed and approved by the relevant local ethics committee. Once we receive approval of the Danish Medicines Agency we plan to begin the human study.

     Radiosensitizer. We have completed the data on ortho-voltage for our radiosensitizer and mega-voltage studies have begun in conjunction with our Research Agreement with Tufts University.

     Ocular Melanoma. The final portion of the preclinical work for ocular melanoma treatment in rabbits that is being conducted at Massachusetts Eye and Ear Infirmary by Dr. Lucy Young has been approved and funded. The study continues to exhibit an over 80% eradication of tumor's in rabbits with a single treatment. During the final portion of this preclinical work, we plan to treat a series of larger tumors in rabbits and expect the study to be completed in the summer of 2000.

     Barretts Esophagus. Through our research agreement relating to Barretts Esophagus with the University of Tennessee School of Veterinary Medicine, we have completed preclinical studies of our procedure of selectively targeting and treating canine esophageal tissue with a topical application of PH-10 and green light. This procedure appears to have been well tolerated by the animals with little or no collateral cell damage. Further studies are underway to demonstrate the efficacy of PH-10 and green light on induced tumors in hampsters.

     Two-Photon Imaging. Development of our two-photon imaging procedure which could allow multi-photon imaging to progress from the laboratory into clinical use is progressing and we expect to complete these studies in the third quarter of 2000. If successful we anticipate out-licensing the technology to third parties for advanced instrument development.

     During the first quarter, we retained a consultant to assist us with regulatory filings and obtaining FDA approval for our products and granted that person warrants to acquire 15,000 shares of our Common Stock at an exercise price of $15.625 per share. The warrants will vest in January 2001 (provided the consulting arrangement has not been terminated before then).

     We were recently issued a patent from the U.S. Patent and Trademark Office covering our apparatus for treatment using two-photon excitation ("TPE") for activation of photoactive agents below a tissue surface and using TPE at a confocal region which can be positioned at various ranges of tissue depth. TPE is an advanced, light-based technology that uses ultrashort, pulsed bursts of long-wavelength light to destroy cancerous and diseased tissue. It also can be used for various diagnostic applications. TPE is in various stages of pre-clinical research for use in indications such as melanoma treatment, hair removal and biomedical research and clinical diagnostics. This patent is also directed to an apparatus for treating tissue with light to promote simultaneous TPE and an apparatus to focus the light at a variety of depths ranging from the tissue surface to depths substantially below the surface.


LIQUIDITY; CAPITAL RESOURCES

     We have used, and expect over the next 12 months to use, the gross proceeds from our fourth quarter sale of common stock to affiliates of Elan Corporation and the gross proceeds from our February 2000 private placement of Series B Convertible Preferred stock for corporate overhead and operating expenses, animal trials, the purchase or lease of scientific and laboratory equipment and related facilities, legal and regulatory consulting fees and for other working capital purposes, assuming we have no revenues during that period. We expect our use of capital to increase as we move toward initiating clinical trials.

     We have a $4.8 million credit facility from Elan to fund a portion of the operations of the Sentigen joint venture we formed with affiliates of Elan in October 1999. We have also received a binding commitment from one of our principal shareholders and director nominees, Mr. Tannebaum, to make a $1 million credit facility available to us. If we utilize Mr. Tannebaum's credit facility, borrowings will bear interest at 6% per year and interest only will be paid annually, with the principal due in five years. The loan would be secured by a lien on all of our assets.

     Our use of cash and capital resources for the first three months of the 2000 fiscal year averaged approximately $713,000 per month. As of March 31, 2000 we had approximately $10,427,819 available to meet our operating expenses. At the current rate of spending, we will exhaust our funds by approximately June 30, 2001. We can adjust our use of cash and capital by not renewing or by seeking to modify research or other contracts; or by seeking alternative methods of paying for portions of the research and other contract obligations, such as issuing stock rather than paying in cash (which may dilute stockholders). We expect to consider additional financing transactions in the future. See "Risk Factors --We must obtain significant additional financing," below.

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

     We will consider faster growth in personnel and facilities if that would present opportunities to increase our product pipeline, or opportunities for more rapid FDA approval or to attain licensing revenues. We intend to structure our research and development and collaborative arrangements to make the fullest possible use of personnel and facilities provided by the parties with whom we may contract.

     With the funds we received from financing in 1999 and in the first quarter of 2000, plus the credit available from Elan (to fund a portion of the anticipated development costs of Sentigen) and from Mr. Tannebaum, we believe we will have enough cash resources for our current commitments during the next 12 months. However, as we progress toward and into human clinical trials, our use of capital will increase and will continue to do so at an accelerating pace. Greater capital resources would enable us to quicken and expand our research and development activities over that 12-month period; and our failure to raise additional capital will (absent a suitable collaborative agreement providing for a third party to take over these functions) significantly impair our ability to conduct further research and development activities beyond those currently contracted for and our ability to seek regulatory approval for any possible product resulting from that research. In any event, complete development and commercialization of our technology will require substantial additional funds. See "Risk Factors -- We must obtain significant additional financing," below. Accordingly, we are continuously evaluating capital formation activities and opportunities, either as part of collaborative arrangements with third parties or through offerings of equity or debt unrelated to collaborations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        None.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

RISK FACTORS

     This Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and other factors that may cause our actual results or performance to differ materially from any results or performance expressed or implied by those statements. Examples of forward-looking statements include predictive statements, statements that depend on or refer to future events or conditions, which include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "should," "may" or similar expressions, or statements that involve hypothetical events.

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

     WE HAVE A HISTORY OF LOSSES AND MAY NOT ACHIEVE OR MAINTAIN FUTURE PROFITS OR PAYMENT OF DIVIDENDS.

          We have incurred losses since the beginning of our operations. As of March 31, 2000, we have incurred total losses of approximately $11,031,199. We expect our losses to increase in the future as our financial resources are used for research and development, preclinical and clinical testing, regulatory activities, manufacturing, marketing and other related expenses. We may not be able to achieve or maintain profitability in the future. We have never declared or paid any cash dividends to stockholders, and do not expect to do so in the foreseeable future.

WE MUST OBTAIN SIGNIFICANT ADDITIONAL FINANCING.

          Under the present circumstances, we may exhaust our available capital by approximately June 30, 2001 (depending on the pace of our spending for preclinical and clinical trials). We will need substantial additional financing for our research, clinical testing, product development and marketing programs. We cannot accurately estimate the amount of additional financing required; however, the amount could be an additional $30 - 50 million or more. Depending on market conditions, we will attempt to raise additional capital through stock and debt offerings, collaborative relationships and other available sources. Additional funds may not be available on acceptable terms, if at all, and existing stockholders may be diluted as a result of those offerings.

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

WE ARE HIGHLY DEPENDENT UPON A SMALL NUMBER OF EMPLOYEES AND CONSULTANTS WHO PROVIDE SCIENTIFIC AND MANAGEMENT EXPERTISE.

          These individuals have entered into employment or consulting agreements, confidentiality and/or non-competition agreements with us. We could suffer competitive disadvantage, loss of intellectual property rights or other material adverse effects on our business and results of operations if any employee or consultant violates or terminates these agreements or terminates their association with us. Our growth and future success also depends upon the continued involvement and contribution from these individuals, as well as our ability to attract and retain highly qualified personnel now and in the future

BECAUSE WE DO NOT HAVE, AND DO NOT INTEND TO DEVELOP, MANUFACTURING OR CLINICAL TESTING FACILITIES OR MARKETING RESOURCES FOR OUR PROPOSED PRODUCTS, WE WILL HAVE TO RELY ON THIRD PARTIES AND COLLABORATIVE RELATIONSHIPS.

          We must continue to enter into collaborative relationships with third parties for additional research and development, preclinical and clinical testing, manufacturing, marketing and distribution of our proposed products. We will also be dependent on third parties for the supply of activation hardware (E.G., lasers and X-ray devices) and for supplies of photodynamic drugs and other therapeutic and diagnostic agents. We have several research and supply agreements with third parties. However, we may not be able to negotiate other acceptable collaborative and supply arrangements in the future.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following is a list of exhibits filed as part of this Form 10-Q. Exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parenthesis.

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

     27   Financial Data Schedule.

(b) Reports on Form 8-K.

     The following reports on Form 8-K were filed in the three month period ended March 31, 2000:

     1. Report on Form 8-K dated January 6, 2000, announcing the appointment of Jay B. Zimmerman, M.Ed. as its Vice President of Clinical Data Management.

     2. Report on Form 8-K dated January 25, 2000 announcing a Product Distribution Agreement with Coherent Laser Group, Inc.

     3. Report on Form 8-K dated February 7, 2000 announcing that the Company had initiated a formal search for a new Chief Executive Officer.

     4. Report on Form 8-K dated February 18, 2000 announcing the completion of the Company's private placement of Series B Convertible Preferred Stock providing gross proceeds to the Company of $5.5 million.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Photogen Technologies, Inc.


                           /s/ Timothy C. Scott
                           ---------------------------------------
Date:   May 15, 2000       Timothy C. Scott, President and
                           Chief Financial Officer

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