Form 10-Q
period 2000-06-30
PHOTOGEN TECHNOLOGIES INC
filed 2000-08-14
CIK 761237

=============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                        OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period ended________________

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

                                YES: /x/      NO: / /

       Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,383,386 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE, ISSUED AND OUTSTANDING AS OF August 7, 2000

=============================================================================

                                      INDEX


                                                                           PAGE

PART I.  FINANCIAL INFORMATION                                              1

         ITEM 1.  FINANCIAL STATEMENTS                                      1
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS             7
         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                        10

PART II.  OTHER INFORMATION                                                11

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      11
         ITEM 5.  OTHER INFORMATION                                        12
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         18


                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                All amounts in $


                                                                             June 30, 2000       December 31, 1999
                                                                               (Unaudited)            (Audited)
                                                                             -------------        -----------------
                                                     ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                              $  932,028           $ 1,681,773
         Restricted cash                                                                 -               100,000
         Interest receivable                                                        99,759                84,327
         Prepaid expenses                                                           78,763               590,710
         United States Treasury Notes, Total
            Face Value $7,720,000 and
            $5,470,000, respectively                                             7,716,032             5,472,564
                                                                              ------------           -----------
         TOTAL CURRENT ASSETS                                                  $ 8,826,582           $ 7,929,374

EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                           $ 1,532,001           $ 1,279,441
DEPOSITS                                                                           529,370                29,370
INTANGIBLE ASSETS                                                                  461,806               482,639
INVESTMENT IN AND ADVANCES TO AFFILIATE                                         11,645,797            11,998,430
                                                                              ------------          ------------
              TOTAL ASSETS                                                     $22,995,556           $21,719,254
                                                                               ===========           ===========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts Payable                                                         $421,477           $   833,163
         Current portion of obligations under
               capital leases                                                       17,742                21,148
                                                                                ----------           -----------
              TOTAL CURRENT LIABILITIES                                           $439,219               854,311
                                                                                ----------           -----------
OBLIGATION UNDER CAPITAL LEASES                                                     10,290           $    18,356
                                                                                ==========           ===========

SHAREHOLDERS' EQUITY
         Preferred stock; par value
         $.01 per share; 5,000,000
         shares authorized including:                                                   -                    -

            Series A preferred stock; 12,856 and 12,015 shares
            authorized at June 30, 2000 and December 31, 1999
            respectively; 12,856 and 12,015 issued and outstanding at
            June 30, 2000 and December 31, 1999 respectively                           128                   120

            Series B preferred stock; 402,000 shares authorized;
            337,056 issued and outstanding at June 30, 2000                          3,370                     -

         Common stock; par value $.001
         per share; 150,000,000 shares authorized; 37,383,386 shares
         issued and outstanding                                                     37,384                37,384

         Unearned consulting expense                                              (363,787)           (1,585,575)

         Additional paid-in capital                                             36,439,332            30,977,893
         Deficit accumulated during
         development stage after
         recapitalization                                                      (13,570,380)           (8,583,235)
                                                                              ------------           -----------

              TOTAL SHAREHOLDERS' EQUITY                                        22,546,047            20,846,587
                                                                              ------------           -----------

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                                      $22,995,556           $21,719,254
                                                                               ===========           ===========

                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                All amounts in $




                                                                                                                  Cumulative Amounts
                                         Three Months Ended Three Months Ended Six Months Ended Six Months Ended         From
                                            June 30, 2000     June 30, 1999      June 30, 2000   June 30, 1999     November 3, 1996
                                              (Unaudited)       (Unaudited)         (Unaudited)    (Unaudited)        (Unaudited)
                                              -----------       -----------         -----------    -----------        -----------
REVENUES

      Investment Income                     $    141,022      $     47,287       $    242,808         $    119,307   $    922,335

EXPENSES
      General and administrative               2,698,203         1,070,675          5,229,953            1,971,445     14,492,715
                                            ------------      ------------       ------------         ------------   ------------


NET LOSS                                    $ (2,557,181)     $ (1,023,388)      $ (4,987,145)        $ (1,852,138)  $(13,570,380)
                                                                                                                     ============

DIVIDENDS ON PREFERRED STOCK                    (793,597)             --           (1,097,571)                --
                                            ------------      ------------       ------------         ------------


NET LOSS APPLICABLE TO COMMON
      SHAREHOLDERS                          $ (3,350,778)     $ (1,023,388)      $ (6,084,716)        $ (1,852,138)
                                            ============      ============       ============         ============

BASIC AND DILUTED NET
      LOSS PER COMMON SHARE                 $       (.09)     $       (.03)      $       (.16)        $       (.05)
                                            ============      ============       ============         ============

WEIGHTED AVERAGE
      NUMBER OF COMMON SHARES
      OUTSTANDING                             37,383,386        36,875,020         37,383,386           36,875,020
                                            ============      ============       ============         ============


                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                                All amounts in $



                                                                           Six Months             Six Months           Cumulative
                                                                             Ended                  Ended             Amounts From
                                                                         June 30, 2000           June 30, 1999      November 3, 1996
                                                                          (Unaudited)             (Unaudited)         (Unaudited)
                                                                          -----------             -----------         ----------
OPERATING ACTIVITIES
      Net income (loss)                                                  $ (4,987,145)          $ (1,852,138)          $(13,570,380)
      Depreciation and Amortization                                           206,803                 90,258                654,686
      United States Treasury Notes
        Amortization                                                            6,532                 18,191                 61,584
      Loss (gain) on Securities                                                  --                   64,074                (18,503)
        Stock Option Compensation                                              45,827                   --                  472,594
      Issuance of warrants in exchange
        for services rendered                                               1,364,438                   --                2,407,904
      Loss from investment in affiliate                                     1,068,108                   --                1,374,137
Changes in operating assets and liabilities:
      Prepaid expense                                                         511,947                205,286                (78,763)
      Interest receivable                                                     (15,432)                73,660                (99,759)
      Accounts payable                                                       (411,686)              (345,589)               421,477
                                                                         ------------           ------------           ------------


      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                     (2,210,608)            (1,746,258)            (8,375,023)
                                                                         ------------            ------------            -----------
INVESTING ACTIVITIES
      Sale of marketable securities                                                --                    --               2,164,464
      Purchase of marketable securities                                            --                    --              (2,182,967)
      Purchase of United States Treasury Notes                               (9,070,000)             (857,540)          (31,107,003)
      Sale of United States Treasury Notes                                    6,820,000             3,002,048            24,463,548
      Purchase of capital assets                                               (438,530)             (191,427)           (1,819,959)
      Patent cost                                                                  --                    --                (237,335)
      Investment in and advances to affiliate                                  (715,475)                 --             (13,019,934)
      Decrease in restricted cash                                               100,000                  --                    --
      Increase in deposits                                                     (500,000)                 --                (529,370)
                                                                           ------------          ------------          ------------


                  NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES           (3,804,005)            1,953,081           (22,268,556)
                                                                           ------------          ------------          ------------

FINANCING ACTIVITIES
      Proceeds from issuance of equity                                        5,276,340                  --              30,298,716
      Proceeds from capital contributions by stockholders                          --                    --               1,911,674
      Cost of recapitalization                                                     --                    --                (371,111)
      Principal payments on capital lease
         obligations                                                            (11,472)              (98,655)             (263,672)
                                                                           ------------          ------------          ------------

      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                        5,264,868               (98,655)           31,575,607
                                                                           ------------          ------------          ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (749,745)              108,168               932,028

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              1,681,773               652,226                  --
                                                                           ------------          ------------          ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $    932,028          $    760,394          $    932,028
                                                                           ============          ============          ============

                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                        All amounts (except shares) in $


                                                         Preferred Stock             Preferred Stock            Common Stock
                                                         ---------------             ---------------            ------------
                                                                Series A                   Series B
                                                                --------                   --------
                                                         Shares         Amount       Shares     Amount          Shares       Amount
                                                         ------         ------       ------     ------          ------       ------

Contribution of Capital                                   --      $     --            --      $     --            --      $     --

Net loss for the period ended December 31, 1996           --            --            --            --            --            --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1996                             --            --            --            --            --            --
  Net loss and capital contributions for the
  period January 1, 1997 to May 15, 1997                  --            --            --            --            --            --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at May 15, 1997                                  --            --            --            --            --            --

Issuance of common stock                                  --            --            --            --       6,312,833         6,313
Effect of recapitalization and merger                     --            --            --            --      29,687,178        29,687
Cost associated with recapitalization
and merger                                                --            --            --            --            --            --

Net loss for the period May 16, 1997 to
December 31, 1997                                         --            --            --            --            --            --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1997                             --            --            --            --      36,000,000        36,000
Issuance of common stock                                  --            --            --            --         875,020           875
Costs associated with common stock issuance               --            --            --            --            --            --
Options issued to consultants                             --            --            --            --            --            --

Net loss for the year ended
December 31, 1998                                         --            --            --            --            --            --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1998                             --            --            --            --      36,875,020        36,875
Exercise of stock options                                 --            --            --            --           4,500             5
Issuance of warrants and options                          --            --            --            --            --            --
Issuance of common stock                                  --            --            --            --         503,866           504
Issuance of preferred stock                             12,015           120          --            --            --            --
Net loss for the year ended
December 31, 1999                                         --            --            --            --            --            --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1999                           12,015           120          --            --      37,383,386        37,384
Issuance of warrants and options                          --            --            --            --            --            --
Issuance of preferred stock dividend-Series A              841             8          --            --            --            --
Issuance of preferred stock-Series B                      --            --         337,056         3,370          --            --
Net loss for six months ended
June 30, 2000                                             --            --            --            --            --            --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at June 30, 2000                               12,856           128       337,056         3,370    37,383,386        37,384


                                                                                            Deficit
                                                                                        Accumulated
                                                          Unearned      Additional       During the
                                         Members'       Consulting         Paid-in      Development
                                         Capital           Expense         Capital            Stage          Total
- ----------------------------------------------------------------------------------------------------------------------

Contribution of Capital                  7,268            $     -          $     -          $   -          $ 7,268

Net loss for the period ended
December 31, 1996                       (1,779)                 -                -              -          (1,779)
- ----------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1996            5,489                  -                -              -           5,489
  Net loss and capital
  contributions for the
  period January 1, 1997 to
  May 15, 1997                           3,511                  -                -         (3,511)              -
- ----------------------------------------------------------------------------------------------------------------------
BALANCE, at May 15, 1997                 9,000                  -                -         (3,511)          5,489

Issuance of common stock                     -                  -        1,797,137              -       1,803,450
Effect of recapitalization and merger   (9,000)                 -        1,181,500          1,732       1,203,919
Cost associated with recapitalization
and merger                                   -                  -         (371,111)             -        (371,111)

Net loss for the period
May 16, 1997 to December 31, 1997            -                  -                -       (554,702)       (554,702)
- ----------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1997                -                  -        2,607,526       (556,481)      2,087,045
Issuance of common stock                     -                  -        6,999,125              -       7,000,000
Costs associated with common
stock issuance                               -                  -          (50,000)             -         (50,000)
Options issued to consultants                -                  -           45,446              -          45,446
Net loss for the year ended
December 31, 1998                            -                  -                -     (1,973,913)     (1,973,913)
- ----------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1998                -                  -        9,602,097     (2,530,394)      7,108,578
Exercise of stock options                    -                  -           50,058              -          50,063
Issuance of warrants and options             -         (1,585,575)       3,664,749              -       2,079,174
Issuance of common stock                     -                  -        6,082,150              -       6,082,654
Issuance of preferred stock                  -                  -       11,578,839              -      11,578,959
Net loss for the year ended
December 31, 1999                            -                  -                -     (6,052,841)     (6,052,841)
- ----------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1999                -         (1,585,575)      30,977,893     (8,583,235)     20,846,587
Amortization of unearned consulting expense  -          1,364,438                -              -       1,364,438
Stock option compensation                    -             45,827                -              -          45,827
Issuance of preferred stock
dividend-Series A                            -                  -               (8)             -               -
Issuance of preferred stock-Series B         -                  -        5,272,970              -       5,276,340
Net loss for six months ended
June 30, 2000                                -                  -                -     (4,987,145)     (4,987,145)
- ----------------------------------------------------------------------------------------------------------------------
Balance, at June 30, 2000                    -           (363,787)      36,439,332    (13,570,380)     22,546,047
- ----------------------------------------------------------------------------------------------------------------------


                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  June 30, 2000

1.     BASIS OF PRESENTATION

       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.


2.     LONG-TERM DEPOSIT

       The Company entered into an operating lease for laboratory equipment beginning January 1, 2000. The Company was required to provide cash collateral of $500,000 for future lease payments. The $500,000 will be invested in United States treasury notes and will be under the control of the lessor. The Company has recorded the $500,000 as a long-term deposit at June 30, 2000.

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

4.     Stock Incentive Plans

       In May 2000, the shareholders approved a Senior Executive Long-Term Incentive Compensation Plan, which provides for the granting of up to 3,000,000 stock options to employees who are executive officers. Options granted may be either "incentive stock options," within the meaning of Section 422A of the Internal Revenue Code, or nonqualified options.

       The stock options are exercisable over a period determined by the Board of Directors (through its Compensation Committee), but generally no longer than 10 years after the date they are granted.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Photogen Technologies, Inc. and its wholly-owned subsidiary Photogen, Inc. are collectively referred to as "Photogen," the "Company," "we," or "us." Statements in this document that are not strictly historical are "forward-looking" statements that are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and are subject to the Risk Factors described below in Item 5 "Other Information." Forward-looking statements involve known and unknown risks, which may cause our actual results in the future to differ materially from expected results.

       Photogen is an emerging development-stage biotechnology company focused on developing minimally invasive products for the treatment and diagnosis of cancer, pre-cancerous conditions and other diseases. We have assembled a platform of core technologies which we believe will support multiple products and applications. We have not completed development of any diagnostic or therapeutic product or process at this time and have no revenue from operations.

       We have discovered new methods and apparatus for using energy from lasers, X-rays or other sources to selectively activate photoactive agents within tissue sufficient to produce a range of beneficial therapeutic and diagnostic outcomes. These discoveries include methods, materials and devices that are used to produce light or other energy, and development of photoactive agents, for the purpose of destroying diseased cells, removing tissue or identifying and diagnosing disease.

       We are pursuing development of our three core technologies:

       - Photochemistry: We are working with PH-10 to develop treatments for focal cancers within the body and for treatment of diseased tissue on the surface of the body. PH-10 is a compound that accumulates in diseased tissue and absorbs x-rays and light energy, thereby destroying the tissue.

       - Lymphography: We are the exclusive licensee to a special group of proprietary nanoparticulates (and related methods) used in lymphography. Nanoparticulates are tiny particles that can be injected into a patient's lymphatic system to precisely locate and diagnose the spread of cancer.

       - Multiphoton excitation: Our proprietary laser technology uses ultrashort, pulsed bursts of long wavelength light to activate photoactive agents and other compounds to destroy diseased tissue. Multiphoton excitation also has applications in imaging for diagnostic purposes.

Our proposed products have the potential to replace numerous surgical and similar invasive treatments and diagnostics, reduce side effects (including those resulting from chemotherapy), improve treatment efficacy, and lower the overall cost of care for oncology and other applications.

       Our core technologies are proprietary, and are either protected by issued U.S. and foreign patents or are subject to patent applications pending in the U.S. and foreign jurisdictions. As discussed below (see "Risk Factors" in Item
5), disputes about intellectual property are common in our industry, and we are routinely involved in discussions with others about the ownership of intellectual property or whether an item of intellectual property interferes with or infringes the rights of another person or entity. We believe that none of these matters is material to our financial condition or results of operation.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       We have not generated revenues from the sale of any proposed diagnostic or therapeutic products or other operations, and we continue to experience losses. Our net loss for the six months ended June 30, 2000 was $4,987,145, compared to a loss of $1,852,138 for the six month period ended June 30, 1999. For the three months ended June 30, 2000, our net losses for this quarter increased to $2,557,181 from $1,023,388 for the three months ended June 30, 1999. The increase in losses is attributable primarily to the expenses of our clinical development office in Massachusetts, preparing for clinical trials, leasing CT equipment, conducting studies pursuant to preclinical research agreements and other research, initiating supply arrangements, and other general and administrative costs.

       We expect to continue to incur increasing losses for at least the next several years as we intensify research and development, preclinical and clinical testing, regulatory approval activities and engage in or provide for the manufacture and/or sale of any products that we may develop. In particular, we are presently a party to two research contracts with various third parties that will require an expenditure of a total of $189,717 over the remaining terms of those contracts for the protocols currently under investigation. Additional projects may be undertaken with those institutions for compensation to be agreed upon at that time. During the six months ended June 30, 2000, we spent approximately $438,530 to acquire equipment necessary to support animal preclinical and human clinical trials. During the next twelve months we expect to spend approximately $794,750 to obtain new equipment. Pursuant to the Amended and Restated Certificate of Designation, Preferences and Rights of Series a Preferred Stock ("Certificate of Designations"), in May 2000 we made a mandatory payment-in-kind dividend of 841 shares of Series A preferred stock ("Series A Preferred") to our Series A stockholder. Under the Certificate of Designations the holder of Series A Preferred is entitled to a mandatory payment-in-kind dividend equal to 7% (i.e., 0.07 additional shares of Series A Preferred) which is cumulative, compounds on a semi-annual basis and is payable twice a year. At the next regularly scheduled Board of Directors meeting, the Board will increase the authorized shares of Series A Preferred to provide for the mandatory payment-in-kind dividend.

       Our investment income for the six months ended June 30, 2000 was $242,808, compared to $119,307 of investment income for the six month period June 30, 1999. For the three months ended June 30, 2000, our investment income increased to $141,022, compared to $47,287 for the three months ended June 30, 1999. The increase in investment income resulted primarily from investment of the $5,276,340 in net proceeds we received from the private placement of our Series B Convertible Preferred Stock ("Series B Preferred") in February 2000. We expect our investment income to fluctuate as our capital decreases or increases. The proceeds of the sales of our stock are invested primarily in United States Government obligations. Because we have no revenues from operations at this time, investment of such funds in that manner is necessary to avoid becoming subject to the Investment Company Act of 1940.

LIQUIDITY; CAPITAL RESOURCES

       We have used, and expect over the next 12 months to use, the gross proceeds from our 1999 sale of common stock to affiliates of Elan Corporation and the gross proceeds from our February 2000 private placement of Series B convertible preferred stock for corporate overhead and operating expenses, animal trials, the purchase or lease of scientific and laboratory equipment and related facilities, legal and regulatory consulting fees and for other working capital purposes, assuming we have no revenues during that period. We expect our use of capital to increase as we move toward initiating clinical trials.

       We have a $4.8 million credit facility from Elan to fund a portion of the operations of the Sentigen joint venture we formed with affiliates of Elan in October 1999. Any borrowings under this facility bear interest at 8% per annum and is convertible at Elan's election into our Common Stock at a conversion price of $18.15 per share. We have also received a binding commitment from one of our principal shareholders and directors, Mr. Tannebaum, to make a $1 million credit facility available to us. If we utilize Mr. Tannebaum's credit facility, borrowings will bear interest at 6% per year and interest only will be paid annually, with the principal due in five years. The loan would be secured by a lien on all of our assets.

       Our use of cash and capital resources for the second quarter of the 2000 fiscal year averaged approximately $600,000 per month. As of June 30, 2000 we had approximately $8,648,000 available to meet our operating expenses. At the current rate of spending, we will exhaust our funds by approximately June 30, 2001. We can adjust our use of cash and capital by not renewing or by seeking to modify research or other contracts; or by seeking alternative methods of paying for portions of the research and other contract obligations, such as issuing stock rather than paying in cash (which may dilute stockholders). We expect to consider additional financing transactions in the future. See "Risk Factors -- We must obtain significant additional financing," below.

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

       We expect that our technologies will be useful in a multitude of treatment and diagnostic applications, all of which are important. We intend to focus our current efforts on developing PH-10 and lymphography for the diagnosis and treatment of focal tumors (a tumor that is confined to a specific area of the body); and we are developing a plan to determine which specific focal tumors to begin working on. We believe this should enable us to have the greatest impact in an area of significant need.

       Indeed, over the next twelve months, we intend to devote a significant majority of our financial and other resources to preparing for and initiating clinical development of PH-10 for treatment of focal tumors, and clinical development of our lymphography technology. With respect to PH-10, our goal is to file an Investigational New Drug (IND) application with the FDA which, if approved, would enable us to begin human clinical trials for treatment of either liver cancer, head and neck cancer, breast cancer, prostate cancer or another type of focal tumor in the next several months. We also hope to begin phase II clinical trials of our lymphography technology -- which is being developed through our joint venture with affiliates of Elan Corporation -- in 2001, depending on the availability of a supply of nanoparticulate materials.

       We also plan to sponsor one or more grants to conduct human pilot studies. The purpose of these pilot studies will be to develop data to enable us to pursue additional applications of our technology for treatment of pre-cancerous conditions such as Barretts esophagus or actinic keratosis. This data should also enable us to determine how best to work with potential licensees with respect to the use of our technologies in treatments for psoriasis, hair removal and similar applications.

       With the funds we received from financing in 1999 and in the first quarter of 2000, plus the credit available from Elan (to fund a portion of the anticipated development costs of Sentigen) and from Mr. Tannebaum, we believe we will have enough cash resources for our current commitments during the next twelve months. However, as we progress toward and into human clinical trials, our use of capital will increase and will continue to do so at an accelerating pace. Greater capital resources would enable us to quicken and expand our research and development activities over that 12-month period; and our failure to raise additional capital will (absent a suitable collaborative agreement providing for a third party to take over these functions) significantly impair our ability to conduct further research and development activities beyond those currently contracted for and our ability to seek regulatory approval for any possible product resulting from that research. In any event, complete development and commercialization of our technology will require substantial additional funds. See "Risk Factors -- We must obtain significant additional financing," below. Accordingly, we are continuously evaluating capital formation activities and opportunities, either as part of collaborative arrangements with third parties or through offerings of equity or debt unrelated to collaborations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                  None.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  We had our annual meeting of stockholders on May 17, 2000, pursuant to a notice and proxy statement sent to stockholders on or about April 19, 2000. The annual meeting of our Board of Directors immediately followed the stockholders' meeting.

                  At the annual meeting of shareholders, the stockholders took the following actions:

       - Approved an amendment to the Company's Articles of Incorporation to increase the size of the Board of Directors to seven and to permit vacancies in the Board between regular elections to be filled in the manner provided in the Bylaws; by a vote of 33,405,202 shares for the proposal, 10,493 shares against, and 3,520 shares abstaining (including broker non-votes).

       -      Elected the following five nominees to the Board of Directors:



                                                                                       Shares
                                                                                     Abstaining
                                                                                     (Including
                                                       Shares         Shares             Broker
                                                         For           Against         Non-votes)
                                                       ------         --------        -----------
              Eugene Golub                           28,906,433          0              4,512,782

              Lester H. McKeever, Jr.                33,410,800          0                  8,415

              Theodore Tannebaum                     28,906,433          0              4,512,782

              Eric A. Wachter, Ph.D.                 33,410,900          0                  8,315

              Robert J. Weinstein, M.D.              28,906,833          0              4,512,382


       - Approved our 2000 Long Term Incentive Compensation Plan covering 2,000,000 shares of Common Stock for awards of options or restricted stock; by a vote of 31,890,016 shares for the proposal, 13,288 shares against, and 4,825 shares abstaining (including broker non-votes).

       - Ratified the engagement of BDO Seidman, LLP as our independent certified public accountants for 2000; by a vote of 33,413,325 for the proposal, 2,560 shares against, and 3,330 shares abstaining (including broker non-votes).

       As a result of these stockholder actions, a number of amendments to the Company's Bylaws became effective. These Bylaw amendments permit the Board to appoint directors to fill vacancies between regular elections and change the requirement that certain matters be approved by all of the directors to a requirement that five of seven of the directors approve certain matters.

       At the Board meeting immediately following the stockholders' meeting, the directors took a number of actions, including:

       - Approving Taffy J. Williams, Ph.D.'s employment as President and Chief Executive Officer;

       -      Electing Dr. Williams as a director;

       - Approving our Senior Executive Long Term Incentive Compensation Plan (the Company expects to obtain shareholder approval of this plan in the near future);

       - Granting Dr. Williams options to acquire 3,000,000 shares of Common Stock pursuant to the Senior Executive Long Term Incentive Compensation Plan;

       - Electing Aidan King as a director (Mr. King replaced Vince Fabiano as Elan International Services, Ltd.'s designee to our Board. Mr. Fabiano withdrew his name from consideration prior to the annual meeting.); and

       - Approving an Indemnity Agreement to be entered into with directors.


ITEM 5.  OTHER INFORMATION

RISK FACTORS

       This Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and other factors that may cause our actual results or performance to differ materially from any results or performance expressed or implied by those statements. Examples of forward-looking statements include predictive statements, statements that depend on or refer to future events or conditions, which include words such as "expects," "anticipates," "intends,""plans," "believes," "estimates," "should," "may" or similar expressions, or statements that involve hypothetical events.

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

WE HAVE A HISTORY OF LOSSES AND MAY NOT ACHIEVE OR MAINTAIN FUTURE PROFITS OR PAYMENT OF DIVIDENDS.

               We have incurred losses since the beginning of our operations.
       As of June 30, 2000, we have incurred total losses of approximately $13,570,380. We expect our losses to increase in the future as our financial resources are used for research and development, preclinical and clinical testing, regulatory activities, manufacturing, marketing and other related expenses. We may not be able to achieve or maintain profitability in the future. We have never declared or paid any cash dividends to stockholders, and do not expect to do so in the foreseeable future.

WE MUST OBTAIN SIGNIFICANT ADDITIONAL FINANCING.

               Under the present circumstances, we have sufficient capital to conduct operations for over twelve months (depending on the pace of our spending for preclinical and clinical trials and other commitments; which, to an extent, we can adjust to preserve cash). We will need substantial additional financing for our research, clinical testing, product development and marketing programs. We cannot accurately estimate the amount of additional financing required; however, the amount could be an additional $30 - 50 million or more. Depending on market conditions, we will attempt to raise additional capital through stock and debt offerings, collaborative relationships and other available sources. Additional funds may not be available on acceptable terms, if at all, and existing stockholders may be diluted as a result of those offerings.

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

       - Various countries limit the subject matter that can be patented and limit the ability to enforce patents in the medical field, which may limit our ability to obtain or utilize such patents against third parties.

       - Our inventions may be "reverse engineered" by our competitors, and third parties may challenge our existing patents and seek to hold them invalid or unenforceable.

       - Existing or future patents or patent applications (and the products or methods they cover) of our competitors (or others, such as research institutions or universities) may interfere, invalidate, conflict with or infringe our patents or patent applications. Similarly, the use of the methods or technologies contained in our patents and other intellectual property may conflict with or infringe the rights of others.

       - If an advance is made that qualifies as a joint invention, the joint inventor or his or her employer may have rights in the invention.

                  Litigation over patents and other intellectual property rights occurs frequently in our industry, and there is a risk that we may not prevail if we become involved in such litigation. Further, interference may occur over the rights to certain inventions, and there is a risk that we may not prevail in such an interference. Those disputes can be expensive and time consuming, even if we win. Intellectual property disputes are often settled through licensing arrangements that could be costly to us. In any intellectual property litigation, it is possible that licenses necessary to settle the dispute would not be available, or that we would not be able to redesign our technologies to avoid any claimed infringement.

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

BECAUSE WE DO NOT HAVE, AND MAY NOT DEVELOP, MANUFACTURING OR CLINICAL TESTING FACILITIES OR MARKETING RESOURCES FOR OUR PROPOSED PRODUCTS, WE WILL HAVE TO RELY ON THIRD PARTIES AND COLLABORATIVE RELATIONSHIPS.

                  We must continue to enter into collaborative relationships with third parties for additional research and development, preclinical and clinical testing, manufacturing, marketing and distribution of our proposed products. We will also be dependent on third parties for the supply of activation hardware (e.g., lasers and X-ray devices) and for supplies of photodynamic drugs, nanoparticulates and other therapeutic and diagnostic agents. We have several research and supply agreements with third parties. However, we may not be able to negotiate other acceptable collaborative and supply arrangements in the future.

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

                  Others may develop technologies and obtain patent protection that could render our technologies or products obsolete or less competitive or our patents invalid or unenforceable. Due to the inherent risk of failure associated with the testing, development and production of new and innovative technologies, our technologies and products may be found to be ineffective, have unanticipated limitations or otherwise be unsuccessful in the marketplace. Also, although we believe our estimates of the possible size of markets for our potential products are based on information we consider reliable (including data from the American Cancer Society and similar sources in the public domain), that data or our analysis of the data could prove incorrect.

WE CANNOT PREDICT THE EFFECT OF CHANGES IN HEALTH CARE REIMBURSEMENT AND LEGISLATIVE REFORM ON OUR BUSINESS.

                  Our success will depend, in part, on the extent to which health insurers, managed care entities and similar organizations provide coverage or reimbursement for the medical procedures and devices we plan to develop. These third-party payors are increasingly challenging the price of medical procedures and services and establishing guidelines that may limit physicians' selections of innovative products and procedures. We also cannot predict the effect of any current or future legislation or regulations relating to third-party coverage or reimbursement on our business. We may not be able to achieve market acceptance of our proposed products or maintain price levels sufficient to achieve or maintain any profits on our proposed products if adequate reimbursement coverage is not available.

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

OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ SMALLCAP MARKET WHICH WOULD MAKE TRADING IN OUR STOCK MORE DIFFICULT.

                  Since November 1999, our Common Stock has been quoted in the Nasdaq SmallCap Market. Our shares could be subsequently delisted if we failed to maintain the listing requirements of the Nasdaq SmallCap Market, which would force us to list our shares on the OTC Bulletin Board or some other quotation medium, such as "pink sheets," depending upon our ability to meet the specific listing requirements of those quotation systems. As a result, an investor might find it more difficult to dispose of, or to obtain accurate price quotations for, our shares. Delisting might also reduce the visibility, liquidity, and price of our Common Stock. If our Common Stock were delisted from the Nasdaq SmallCap Market and were not traded on another national securities exchange, we could become subject to "penny stock" regulations that impose additional sales practice disclosure and market making requirements on broker-dealers who sell or make a market in our stock. If that were to occur, the rules of the SEC would generally define "penny stock" to be common stock that has a market price of less than $5.00 per share. If our stock became subject to penny stock regulations, it would adversely affect the ability and willingness of broker-dealers who sell or make a market in our Common Stock and of investors to sell our stock in the secondary market.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

         The following is a list of exhibits filed as part of this Form 10-Q. Exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parenthesis.


EXHIBIT NO.                    DESCRIPTION

       3.1 Restated Articles of Incorporation of Photogen Technologies, Inc. (Filed as exhibit 3.1 to the Company's Current Report on Form 8-K dated May 17, 2000 and incorporated herein by reference.)

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

       3.4 Bylaws of Photogen Technologies, Inc. (Filed as exhibit 3.2 to the Company's Current Report on Form 8-K dated May 17, 2000 and incorporated herein by reference.)

       3.5 Charter of Photogen, Inc. (Filed as exhibit 3.3 to the Company's Registration Statement on Form 10-SB dated December 24, 1997 and incorporated herein by reference.)

       3.6    Amended and Restated Bylaws of Photogen, Inc. (Filed as exhibit
              3.3 to the Company's Current Report on Form 8-K dated May 17, 2000 and incorporated herein by reference.)

       27     Financial Data Schedule.

         (b)  Reports on Form 8-K.


       We filed a Current Report on Form 8-K dated May 17, 2000 reporting the results of our annual meeting of stockholders.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Photogen Technologies, Inc.


                               /s/ Taffy J. Williams
                               ---------------------------------
Date:  August 14, 2000             Taffy J. Williams, Ph.D., President and
                                   Chief Executive Officer

                                  EXHIBIT INDEX


EXHIBIT NO.                        DESCRIPTION

  +3.1 Restated Articles of Incorporation of Photogen Technologies, Inc. (Filed as exhibit 3.1 to the Company's Current Report on Form 8-K dated May 17, 2000.)

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

  +3.4 Bylaws of Photogen Technologies, Inc. (Filed as exhibit 3.2 to the Company's Current Report on Form 8-K dated May 17, 2000.)

  +3.5 Charter of Photogen, Inc. (Filed as exhibit 3.3 to the Company's Registration Statement on Form 10-SB dated December 24, 1997.)

  +3.6     Amended and Restated Bylaws of Photogen, Inc. (Filed as exhibit
           3.3 to the Company's Current Report on Form 8-K dated May 17,
           2000.

  *27      Financial Data Schedule.

+  Incorporated by reference from the filing indicated.
*  Filed herewith.