Form 10-Q
period 2000-09-30
PHOTOGEN TECHNOLOGIES INC
filed 2000-11-14
CIK 761237

=============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                        OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period ended _________________

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

                                             YES:  /x/        NO:  / /

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,383,386 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE, ISSUED AND OUTSTANDING AS OF NOVEMBER 10, 2000

=============================================================================

                                      INDEX



                                                                             PAGE

PART I.  FINANCIAL INFORMATION............................................... 1

         ITEM 1.  FINANCIAL STATEMENTS....................................... 1
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............. 8
         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK......................................... 13

PART II.  OTHER INFORMATION..................................................13

         ITEM 1.  LEGAL PROCEEDINGS..........................................13
         ITEM 5.  OTHER INFORMATION .........................................14


                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                All amounts in $

                                                                           September 30, 2000      December 31, 1999
                                                                               (Unaudited)            (Audited)
                                                                           ------------------      ------------------
                                                     ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                             $   360,917           $ 1,681,773
         Restricted cash                                                                --               100,000
         Interest receivable                                                       100,997                84,327
         Prepaid expenses                                                          136,800               590,710
         United States Treasury Notes, Total
            Face Value $6,695,000 and
            $5,470,000, respectively                                             6,690,452             5,472,564
                                                                              ------------           -----------
         TOTAL CURRENT ASSETS                                                  $ 7,289,166           $ 7,929,374

EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                           $ 1,432,704           $ 1,279,441
DEPOSITS                                                                           529,370                29,370
INTANGIBLE ASSETS                                                                  451,390               482,639
INVESTMENT IN AND ADVANCES TO AFFILIATE                                         11,231,787            11,998,430
                                                                              ------------          ------------
              TOTAL ASSETS                                                     $20,934,417           $21,719,254
                                                                               ===========           ===========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts Payable                                                         $297,654           $   833,163
         Accrued restructuring                                                     202,000
         Current portion of obligations under
               capital leases                                                       16,144                21,148
                                                                                ----------           -----------
              TOTAL CURRENT LIABILITIES                                           $515,798               854,311
                                                                                  --------           -----------
OBLIGATION UNDER CAPITAL LEASES                                                      4,770           $    18,356
                                                                                ==========           ===========

SHAREHOLDERS' EQUITY
         Preferred stock; par value
         $.01 per share; 5,000,000
         shares authorized including:                                                   --                    --

            Series A preferred stock; 12,856 and 12,015 shares authorized at
              September 30, 2000 and December 31, 1999 respectively; 12,856 and
              12,015 issued and outstanding at September 30, 2000 and December
              31, 1999 respectively, liquidation preference $1,000 per share           128                   120

            Series B preferred stock; 402,000 shares authorized; 337,056 issued and outstanding at September 30, 2000, liquidation preference
              $16.88 per share                                                       3,370                    --

         Common stock; par value $.001 per share; 150,000,000 shares
           authorized; 37,383,386 shares issued and outstanding                     37,384                37,384

         Unearned consulting expense                                            (1,402,400)           (1,585,575)

         Additional paid-in capital                                             38,042,246            30,977,893
         Deficit accumulated during development stage after
           recapitalization                                                    (16,266,879)           (8,583,235)
                                                                               -----------            ----------

              TOTAL SHAREHOLDERS' EQUITY                                        20,413,849            20,846,587
                                                                               -----------           -----------

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                                      $20,934,417           $21,719,254
                                                                               ===========           ===========

                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                All amounts in $


                                            Three Months Ended  Three Months Ended  Nine Months Ended  Nine Months Ended
                                            September 30, 2000  September 30, 1999  September 30, 2000 September 30, 1999
                                                (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)

REVENUES
      Investment Income                        $     95,378       $     37,743       $    338,186       $    157,050

EXPENSES
      Research and development                    1,317,848          1,013,743          3,835,814          2,170,531
      General and administrative                  1,272,029            633,708          3,984,016          1,448,365
      Restructuring charges                         202,000               --              202,000               --
                                               ------------       ------------       ------------       ------------

NET LOSS                                       $ (2,696,499)      $ (1,609,708)      $ (7,683,644)      $ (3,461,846)

DIVIDENDS ON PREFERRED STOCK                       (659,820)              --           (1,757,391)              --
                                               ------------       ------------       ------------       ------------

NET LOSS APPLICABLE TO COMMON
      SHAREHOLDERS                             $ (3,356,319)      $ (1,609,708)      $ (9,441,035)      $ (3,461,846)
                                               ============       ============       ============       ============
BASIC AND DILUTED NET
      LOSS PER COMMON SHARE                    $       (.09)      $       (.04)      $       (.25)      $       (.09)
                                               ============       ============       ============       ============
WEIGHTED AVERAGE
      NUMBER OF COMMON SHARES OUTSTANDING        37,383,386         36,982,075         37,383,386         36,877,346
                                               ============       ============       ============       ============

                                           Cumulative Amounts
                                          From November 3, 1996
                                              (Unaudited)

REVENUES
      Investment Income                      $  1,017,713

EXPENSES
      Research and development                  8,797,162
      General and administrative                8,285,430
      Restructuring charges                       202,000
                                             ------------

NET LOSS                                     $(16,266,879)
                                             ============

DIVIDENDS ON PREFERRED STOCK



NET LOSS APPLICABLE TO COMMON
      SHAREHOLDERS


BASIC AND DILUTED NET
      LOSS PER COMMON SHARE


WEIGHTED AVERAGE
      NUMBER OF COMMON SHARES OUTSTANDING

                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                                All amounts in $

                                                                      Nine Months
                                                    Nine Months          Ended           Cumulative
                                                        Ended         September 30,     Amounts From
                                                 September 30, 2000        1999        November 3, 1996
                                                    (Unaudited)        (Unaudited)        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

      Net income (loss)                            $ (7,683,644)     $ (3,461,846)     $(16,266,879)
      Depreciation and Amortization                     322,194           154,684           770,077
      United States Treasury Notes
        Amortization                                      7,112            24,642            62,164
      Loss (gain) on Securities                              --              --             (18,503)
      Stock Option Compensation                          68,741           405,778           495,508
      Issuance of warrants in exchange
        for services rendered                         1,905,825                --         2,949,291
      Loss from investment in affiliate                 673,095                --           979,124
Changes in operating assets and liabilities:
      Prepaid expense                                   453,910          (305,892)         (136,800)
      Interest receivable                               (16,670)           78,533          (100,997)
      Accounts payable                                 (535,509)          233,994           297,654
      Accrued restructuring                             202,000                --           202,000
                                                   ------------      ------------      ------------

      NET CASH USED IN OPERATING ACTIVITIES          (4,602,946)       (2,870,107)      (10,767,361)
                                                   ------------      ------------      ------------

INVESTING ACTIVITIES
      Sale of marketable securities                          --                --         2,164,464
      Purchase of marketable securities                      --                --        (2,182,967)
      Purchase of United States Treasury Notes      (11,045,000)       (1,058,353)      (33,082,003)
      Sale of United States Treasury Notes            9,820,000         4,502,048        27,463,548
      Purchase of capital assets                       (444,208)         (204,875)       (1,825,637)
      Patent cost                                            --          (100,000)         (237,335)
      Investment in and advances to affiliate            93,548                --       (12,210,911)
      Decrease in restricted cash                       100,000                --                --
      Increase in deposits                             (500,000)               --          (529,370)
                                                   ------------      ------------      -------------

       NET CASH (USED IN) PROVIDED BY
       INVESTING ACTIVITIES                          (1,975,660)        3,138,820       (20,440,211)
                                                   ------------      ------------      ------------
FINANCING ACTIVITIES
      Net proceeds from issuance of equity            5,276,340                --        30,298,716
      Proceeds from capital contributions by                 --
         shareholders                                        --                --         1,911,674
      Cost of recapitalization                                                 --          (371,111)
      Principal payments on capital lease
         obligations                                    (18,590)         (103,876)         (270,790)
                                                   ------------      ------------      ------------

      NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                            5,257,750          (103,876)       31,568,489
                                                   ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                              (1,320,856)          164,837           360,917

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                1,681,773           652,226                --
                                                   ------------      ------------      ------------

CASH AND CASH
   EQUIVALENTS AT END OF PERIOD                    $    360,917      $    817,063      $    360,917
                                                   ============      ============      ============


                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                        All amounts (except shares) in $



                                            Preferred Stock                Preferred Stock                  Common Stock
                           -------------------------------------------------------------------------------------------------------

                                                Series A                       Series B
----------------------------------------------------------------------------------------------------------------------------------
                                         Shares          Amount          Shares          Amount          Shares          Amount
----------------------------------------------------------------------------------------------------------------------------------

Contribution of Capital                       -         $     -               -         $     -               -        $      -

Net loss for the period ended                 -               -               -               -               -               -
December 31, 1996
- ----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1996                 -               -               -               -               -               -
  Net loss for the period                     -               -               -               -               -               -
  January 1, 1997 to
  May 15, 1997
- ----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at May 15, 1997                      -               -               -              -               -               -

Issuance of common stock                      -               -               -              -       6,312,833           6,313
Effect of recapitalization and merger         -               -               -              -      29,687,167          29,687
Cost associated with recapitalization
and merger                                    -               -               -              -               -               -

Net loss for the period May 16, 1997 to       -               -               -              -               -               -
December 31, 1997
- ----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1997                 -               -               -              -      36,000,000          36,000
Issuance of common stock                      -               -               -              -         875,020             875
Costs associated with common                  -               -               -              -               -               -
stock issuance

Options issued to consultants                 -               -               -              -               -               -
Net loss for the year ended                   -               -               -              -               -               -
December 31, 1998
- ----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1998                 -               -               -              -      36,875,020          36,875
Exercise of stock options                     -               -               -              -           4,500               5
Issuance of warrants and options              -               -               -              -               -               -
Issuance of common stock                      -               -               -              -         503,866             504
Issuance of preferred stock              12,015             120               -              -               -               -
Net loss for the year ended                   -               -               -              -               -               -
December 31, 1999
- ----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1999            12,015             120               -              -      37,383,386          37,384
Amortization of unearned consulting
  expense                                     -               -               -              -               -               -
Stock option compensation                     -               -               -              -               -               -
Issuance of warrants                          -               -               -              -               -               -
Issuance of preferred stock dividend -
    Series A                                841               8               -              -               -               -
Issuance of preferred stock-Series B          -               -         337,056           3,370              -               -
Net loss for nine months ended                -               -               -              -               -               -
September 30, 2000
- ------------------------------------------------------------------------------------------------------------------------------
BALANCE, at September 30, 2000           12,856             128         337,056           3,370     37,383,386          37,384
- ----------------------------------------------------------------------------------------------------------------------------------




                                                                                            Deficit
                                                                                        Accumulated
                                                          Unearned      Additional       During the
                                         Members'       Consulting         Paid-in      Development
                                         Capital           Expense         Capital            Stage          Total
-----------------------------------------------------------------------------------------------------------------------

Contribution of Capital                  7,268        $         -      $         -   $          -     $     7,268

Net loss for the period ended           (1,779)                 -                -              -          (1,779)
December 31, 1996
- ----------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1996            5,489                  -                -              -           5,489
  Net loss for the period                    -                  -                -         (3,511)         (3,511)
  January 1, 1997 to May 15, 1997
  Capital contribution                   3,511                  -                -              -           3,511
- ----------------------------------------------------------------------------------------------------------------------
BALANCE, at May 15, 1997                 9,000                  -                -         (3,511)          5,489

Issuance of common stock                     -                  -        1,797,137              -       1,803,450
Effect of recapitalization and merger   (9,000)                 -        1,181,500          1,732       1,203,919
Cost associated with recapitalization
and merger                                   -                  -         (371,111)             -        (371,111)

Net loss for the period                      -                  -                -       (554,702)       (554,702)
May 16, 1997 to December 31, 1997
- ----------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1997                -                  -        2,607,526       (556,481)      2,087,045
Issuance of common stock                     -                  -        6,999,125              -       7,000,000
Costs associated with common                 -                  -          (50,000)             -         (50,000)
stock issuance
Options issued to consultants                -                  -           45,446              -          45,446
Net loss for the year ended
December 31, 1998                            -                  -                -     (1,973,913)     (1,973,913)
- ----------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1998                -                  -        9,602,097     (2,530,394)      7,108,578
Exercise of stock options                    -                  -           50,058              -          50,063
Issuance of warrants and options             -         (1,585,575)       3,664,749              -       2,079,174
Issuance of common stock                     -                  -        6,082,150              -       6,082,654
Issuance of preferred stock                  -                  -       11,578,839              -      11,578,959
Net loss for the year ended                  -                  -                -     (6,052,841)     (6,052,841)
December 31, 1999
- ----------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1999                -         (1,585,575)      30,977,893     (8,583,235)     20,846,587
Amortization of unearned consulting
   expense                                   -          1,905,825                -              -       1,905,825
Stock option compensation                    -                  -           68,741              -          68,741
Issuance of warrants                                   (1,722,650)       1,722,650              -               -
Issuance of preferred stock dividend -
   Series A                                  -                  -               (8)             -               -
Issuance of preferred stock-Series B         -                  -        5,272,970              -       5,276,340
Net loss for nine months ended               -                  -               -      (7,683,644)     (7,683,644)
September 30, 2000
- ----------------------------------------------------------------------------------------------------------------------
Balance, at September 30, 2000               -         (1,402,400)      38,042,246    (16,266,879)     20,413,849
- ----------------------------------------------------------------------------------------------------------------------


                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               September 30, 2000

1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

3.   SERIES B PREFERRED STOCK

         In February 2000, the Company completed a private placement of its Series B convertible preferred stock ("Series B"). The Company received cash proceeds, net of related expenses, of $5,276,340 in exchange for 337,056 shares of the Series B stock. The Series B has an annual dividend rate of 6%. Such dividends are to be cumulative, shall compound on an annual basis and are payable annually by the issuance of additional preferred Series B stock. The Company has a deficit. As a result, the dividends have been recorded against paid-in capital. The Series B is subordinate to the Series A preferred stock. Each share of the Series B is convertible into one share of common stock (if converted before December 31, 2000), into 1.2 shares of common stock (if converted during 2001) and into 1.4 shares of common stock (if converted in 2002 and thereafter). The Series B is redeemable at the Company's option after January 1, 2002. The value of the beneficial conversion feature will be accreted over the period until the security can be converted as an additional preferred stock dividend.

4.  STOCK INCENTIVE PLANS

         In May 2000, the Board of Directors approved the Senior Executive Long Term Incentive Compensation Plan, which provides for the granting of options to acquire up to 3,000,000 shares to employees who are executive officers. In July 2000, this plan was amended to increase the number of shares reserved for stock options to 5,000,000. In May 2000, the stockholders approved the 2000 Long Term Incentive Compensation Plan, which provides for the granting of options to acquire up to 2,000,000 shares to employees and consultants of the Company.

Options granted under either plan may be either "incentive stock options," within the meaning of Section 422A of the Internal Revenue Code, or nonqualified options. The Company expects to submit the Senior Executive Long Term Incentive Compensation Plan for ratification in the near future.

         The stock options are exercisable over a period determined by the Board of Directors (through its Compensation Committee), but generally no longer than 10 years after the date they are granted.

5.   RESTRUCTURING

         In September 2000, the Company recorded a restructuring charge of $202,000 relating to the closure of its operations in Westborough, Massachusetts. The restructuring charge includes accruals related to estimated employee costs and estimated lease termination costs. The restructuring charge is summarized as follows:



                                     Charge in Third               Utilized During              To be
                                      Quarter 2000                  Third Quarter              Utilized
Employee costs                           42,000                          -                      42,000
Lease costs                             160,000                          -                     160,000
------------------------------------------------------------------------------------------------------------------

Total                                   202,000                          -                     202,000
------------------------------------------------------------------------------------------------------------------



6.   JOINT VENTURE/INVESTMENT IN AFFILIATE

         The following is summarized financial information for the joint venture Sentigen Ltd. at September 30, 2000:




                                                                September 30, 2000
------------------------------------------------------------------------------------
License purchased from Elan                                           $ 15,000,000

Total Assets                                                            15,000,000
====================================================================================

Due to affiliates                                                        1,222,377
Total shareholders' equity                                              13,777,623
------------------------------------------------------------------------------------

Total liabilities and equity                                            15,000,000
====================================================================================

Research and development expense                                           840,337
------------------------------------------------------------------------------------

Net loss                                                              $    840,337
=====================================================================================

7.   WARRANTS

         In August 2000, the Company issued 500,000 warrants for common stock in exchange for consulting services rendered. The warrants are immediately exercisable. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value for the warrants. Fair market value of the warrants was $3.16 as determined using the Black-Scholes option pricing model. $1,402,400 has been classified as unearned consulting expense in shareholders' equity as this amount represents payment for service to be provided through August 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Photogen Technologies, Inc., its wholly-owned subsidiary Photogen, Inc. and its 80.1% owned subsidiary, Sentigen Ltd., are collectively referred to as "Photogen," the "Company," "we," or "us." Statements in this document that are not strictly historical are "forward-looking" statements that are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and are subject to the Risk Factors described below in Part II, Item 5 "Other Information." Forward-looking statements involve known and unknown risks, which may cause our actual results in the future to differ materially from expected results.

         Photogen is an emerging development-stage biotechnology company focused on developing minimally invasive products for the treatment and diagnosis of cancer, pre-cancerous conditions and other diseases. We have assembled a platform of core technologies that we believe will support multiple products and applications. We have not completed development of any diagnostic or therapeutic product or process at this time and have no revenue from operations.

         We have discovered new methods and apparatus for using energy from lasers, X-rays or other light sources to selectively activate photoactive agents within tissue sufficient to produce a range of beneficial therapeutic and diagnostic outcomes. These discoveries include methods, materials and devices that are used to produce light or other energy, and development of photoactive agents, for the purpose of destroying diseased cells, removing tissue or identifying and diagnosing disease.

         We are pursuing development of three core technologies:

         - Photochemistry (the interaction of light or X-rays with compounds -- called photoactive agents -- that are activated when energy is applied): We are working with PH-10, a photoactive agent, to develop treatments for localized solid tumors within the body and for treatment of diseased tissue on the surface of the body. PH-10 is a compound that accumulates in diseased tissue and absorbs X-rays and light energy, thereby destroying the tissue.

         - Lymphography (a method of diagnosing whether cancer has spread into the lymphatic system): We are the exclusive licensee to a special group of proprietary nanoparticulates known as N-1177 (and related methods) used in lymphography. Nanoparticulates are tiny particles that can be injected into a patient's lymphatic system to precisely locate and diagnose the spread of cancer. We are developing this technology through a joint venture with affiliates of Elan Corporation, plc.

         - Multiphoton excitation (generating light energy using multiple photons to activate photoactive agents): Our proprietary laser technology uses ultrashort, pulsed bursts of long wavelength light to activate photoactive agents and other compounds to destroy diseased tissue. Multiphoton excitation also has applications in imaging for diagnostic purposes.

         Our proposed products have the potential to replace numerous surgical and similar invasive treatments and diagnostics, reduce side effects (including those resulting from chemotherapy), improve treatment efficacy, and lower the overall cost of care for oncology and other applications.

         Our core technologies are proprietary, and are either protected by issued U.S. and foreign patents or are subject to patent applications pending in the U.S. and foreign jurisdictions. As discussed below (see sections entitled "Legal Proceedings" and "Risk Factors" in Part II), disputes about intellectual property are common in our industry, and we are routinely involved in discussions with others about the ownership of intellectual property or whether an item of intellectual property interferes with or infringes the rights of another person or entity.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         We have not generated revenues from the sale of any proposed diagnostic or therapeutic products or other operations. For the three months ended September 30, 2000, our investment income increased to $95,378, compared to $37,743 for the three months ended September 30, 1999. The increase in investment income resulted primarily from investment of the $5,276,340 in net proceeds we received from the private placement of our Series B Convertible Preferred Stock ("Series B Preferred") in February 2000. We expect our investment income to fluctuate both as our capital decreases or increases and as the rates of interest earned by our portfolio vary due to shifts in short term interest rates. The proceeds of the sales of our stock are invested primarily in United States Government obligations. Our investment income for the nine months ended September 30, 2000 was $338,186, compared to $157,050 of investment income for the nine month period ended September 30, 1999.

         Research and development costs for the three month period ended September 30, 2000 increased to $1,317,848 from $1,013,743 for the comparable three month period ended September 30, 1999 as we expanded development activities for PH-10 and N-1177. The increase is attributable primarily to the expenses incurred by our clinical development operations in Westborough, Massachusetts that had been established in the fourth quarter of 1999. See our discussion of restructuring activities below. This increased expense was partially offset by a reduction in research contract expense with certain academic institutions as these contracts reached their conclusion. Research and development expenses for the nine month period ended September 30, 2000 were $3,835,814 compared to $2,170,531 for the comparable 1999 period.

         General and administrative expenses increased to $1,272,029 in the quarter ended September 30, 2000 from $633,708 in the comparable 1999 quarter. The expense increase is due primarily to the amortization of warrants granted to a service provider in 1999 and to the costs of hiring and compensating additional senior management of the Company. General and administrative expenses for the nine months ended September 30, 2000 were $3,984,016 compared to $1,448,365 for the comparable 1999 period.

         On September 26, 2000, we initiated a restructuring of our clinical development operations. We closed our Westborough, Massachusetts office and delivered notices of material breaches and/or dissatisfaction pursuant to the employment agreements with the three employees who worked there at that time. Clinical development activities formerly carried on in Westborough are now being performed by other company employees and outside consultants. We have taken a charge against earnings for the quarter ended September 30, 2000 in the amount of approximately $202,000 for termination of our office lease and associated expenses and termination costs associated with certain employees at that location. We cannot estimate at this time additional costs or obligations (if any) related to closing the Westborough office or relating to any litigation arising from that closing.

         During the nine months ended September 30, 2000, we spent approximately $444,208 to acquire equipment necessary to support animal preclinical and human clinical trials. During the next twelve months we expect such capital expenditures to be less than $100,000.

         We recorded dividends on preferred stock of $659,820 in the third quarter of 2000. In October, 1999 and February, 2000, we issued two series of preferred stock. Under the applicable Certificate of Designations the holder of Series A Preferred is entitled to a mandatory payment-in-kind dividend equal to 7% (i.e., 0.07 additional shares of Series A Preferred) which is cumulative, compounds on a semi-annual basis and is payable twice a year. Similarly, under the applicable Certificate of Designation the holders of Series B Preferred are entitled to a payment-in-kind dividend equal to 6% (i.e., 0.06 additional shares of Series B Preferred) which is cumulative and payable annually commencing in January, 2001.

         As a result of the above factors and the effect of the beneficial conversion feature of our Preferred Stock, our net loss attributable to common shareholders for the three months ended September 30, 2000, increased to $3,356,319 from $1,609,708 for the three months ended September 30, 1999. For the nine months ended September 30, 2000 our net loss applicable to common shareholders was $9,441,035 compared to a loss of $3,461,846 for the nine month period ended September 30, 1999.

LIQUIDITY; CAPITAL RESOURCES

         We have used, and expect over the next 12 months to use, the gross proceeds from our 1999 sale of common stock to affiliates of Elan Corporation and the gross proceeds from our February 2000 private placement of Series B convertible preferred stock for operating expenses, animal trials, the purchase or lease of scientific and laboratory equipment and related facilities, legal and regulatory consulting fees and for other working capital purposes. We expect our use of capital to increase as we move toward initiating clinical trials.

         We have a $4.8 million credit facility from Elan to fund a portion of the operations of the Sentigen joint venture we formed with affiliates of Elan in October 1999. Any borrowings under this facility would bear interest at 8% per annum and be convertible at Elan's election into our common stock at a conversion price of $18.15 per share. We have also received a binding commitment from one of our principal shareholders and directors, Mr. Tannebaum, to make a $1 million credit facility available to us. If we utilize Mr. Tannebaum's credit facility, borrowings will bear interest at 6% per year and interest only will be paid annually, with the principal due in five years. The loan would be secured by a lien on all of our assets.

         On September 22, 2000, we filed a shelf registration statement with the SEC to enable the issuance of up to $40 million of our common stock. A shelf registration, if declared effective by the SEC, will permit us to issue common stock from time to time at the company's option. We would expect to use any net proceeds from the sale of these securities to continue to fund our research and development activities and administrative expenses. We may also use a portion of funds raised from these sales to acquire additional products and technologies in order to broaden and strengthen our pipeline of products. This registration statement is currently under review by the SEC and has not yet been declared effective.

         As of September 30, 2000 we had approximately $6,690,000 of securities available for sale. This portfolio consists substantially of U.S. government securities in accordance with the Investment Advisors Act of 1940, as amended. Maturity dates of these securities range from October 2, 2000 to March 31, 2001. Yields range from 4.0% to 6.4%. Our use of cash and capital resources for the third quarter of the 2000 fiscal year averaged approximately $580,000 per month. At the current rate of spending, we will exhaust these securities by approximately September 30, 2001. We can adjust our use of cash and capital by not renewing or by seeking to modify research or other contracts; or by seeking alternative methods of paying for portions of the research and other contract obligations, such as issuing stock rather than paying in cash (which may dilute stockholders). We can draw down funds from our credit line with Elan (the use of which would be restricted to development costs associated with the N1177) and from the line of credit from Mr. Tannebaum. In addition, should our registration statement currently under review by the SEC be declared effective, we could sell up to $40 million of additional common stock subject to finding investors willing to purchase these shares. See "Risk Factors -- We must obtain significant additional financing in the future and our inability to do so could prevent us from implementing our business plan," below.

PLAN OF OPERATION

         During the next twelve months, we will focus our efforts on completing preclinical studies, beginning human trial and human pilot studies on selected indications, preparing for the design and assembly of laser and other treatment devices, preparing to manufacture clinical quantities of our drug formulations and preparation of required filings to FDA and foreign regulatory bodies. We expect to continue to incur increasing losses for at least the next several years as we intensify research and development, preclinical and clinical testing and associated regulatory approval activities and engage in or provide for the manufacture and/or sale of any products that we may develop.

         We expect that our technologies will be useful in a multitude of treatment and diagnostic applications. We intend to focus our current efforts on developing PH-10 and lymphography for the diagnosis and treatment of focal tumors (a tumor that is confined to a specific area of the body). Over the next twelve months, we intend to devote a significant majority of our financial and other resources to preparing for and initiating clinical development of PH-10 for treatment of focal tumors, and clinical development of our lymphography technology.

         In light of the restructuring of our clinical development office, we are working to revise the time tables for clinical development. It is likely that the estimates contained in our Form 10-KSB for the year ended December 31, 1999 will be extended. With respect to PH-10, our goal is to file an Investigational New Drug (IND) application with the FDA which, if approved, would enable us to begin human clinical trials. We also hope to begin phase II clinical trials of our lymphography technology -- which is being developed through our joint venture with affiliates of Elan Corporation -- in 2001, depending on the availability of a supply of nanoparticulate materials.

         We also plan to sponsor one or more grants to conduct human pilot studies. One such study has commenced in Denmark. The purpose of other pilot studies would be to develop data to enable us to pursue additional applications of our technology for treatment of pre-cancerous conditions such as Barretts esophagus or actinic keratosis. This data should also enable us to determine how best to work with potential licensees with respect to the use of our technologies in treatments for psoriasis, hair removal and similar applications.

         With the funds we received from financing in 1999 and in the first quarter of 2000, plus the credit available from Elan (to fund a portion of the anticipated development costs of Sentigen) and from Mr. Tannebaum, we believe we will have enough cash resources for our current commitments during the next twelve months. However, as we progress toward and into human clinical trials, our use of capital will increase and will continue to do so at an accelerating pace. Greater capital resources would enable us to quicken and expand our research and development activities over that 12-month period; and our failure to raise additional capital will (absent a suitable collaborative agreement providing for a third party to take over these functions) significantly impair our ability to conduct further research and development activities beyond those currently contracted for and our ability to seek regulatory approval for any possible product resulting from that research. In any event, complete development and commercialization of our technology will require substantial additional funds. See the section entitled "Risk Factors -- We must raise additional financing in the future and our inability to do so could prevent us from implementing our business plan," below. Accordingly, we are continuously evaluating capital formation activities and opportunities, either as part of collaborative arrangements with third parties or through offerings of equity or debt unrelated to collaborations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           None.

                        PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         In conjunction with the restructuring of our clinical development office in Westborough, Massachusetts, we filed a lawsuit captioned PHOTOGEN, INC. V. GERALD L. WOLF (Case No. 00C 5841), in the United States District Court for the Northern District of Illinois. In that litigation, we allege that Dr. Wolf, our former Medical Director at the Westborough office, breached his employment agreement and other obligations to us. We also seek a declaration from the Court that Dr. Wolf is not a co-inventor of certain of our discoveries relating to PH-10. We have filed a number of patent applications for multiple inventions involving PH-10; and Dr. Wolf has asserted that he is a co-inventor of certain of those inventions described in certain of the patent applications, apparently claiming he conceived them outside the scope of his role as Principal Investigator under our Research Agreement with Massachusetts General Hospital (which gives us the right to an exclusive license to all jointly invented technology) or his Employment Agreement (which vests in us title to all inventions he develops). We intend to vigorously defend our proprietary and other rights against Dr. Wolf's claims. However, if Dr. Wolf's assertion that he co-invented certain of our PH-10 inventions is correct, he (or his assignee) may be considered a joint owner of the invention. If Dr. Wolf conceived of the invention outside the scope of the Research Agreement or his Employment Agreement and we were unable to obtain an exclusive license to Dr. Wolf's interest in any allegedly co-invented technology, we could nonetheless practice the co-invented technology as a joint owner (but we might face possible competition for any products resulting from that technology if it is not covered by any other patent of which we are the exclusive owner or licensee), and our other inventions involving PH-10 should not be affected. It is not currently possible for us to determine whether or how this would affect our revenues, financial condition or prospects.

         We also terminated the employment of David Shaw and Jay Zimmerman who had been working at the Westborough office. Dr. Shaw's and Mr. Zimmerman's respective Employment Agreements provide that their employment can be terminated if we are dissatisfied in our reasonable judgment with the performance of their employment services or the results of those services.
We delivered a Notice of Dissatisfaction to each of them to terminate their employment on that basis on September 26, 2000. On October 31, 2000, Dr. Shaw and Mr. Zimmerman filed a filed a lawsuit captioned DAVID D. SHAW, PH.D. AND JAY B. ZIMMERMAN, M.ED. V. PHOTOGEN INC. AND PHOTOGEN TECHNOLOGIES, INC. (Case No. 00-2144B) in the Worcester Superior Court for the Commonwealth of Massachusetts. Dr. Shaw and Mr. Zimmerman allege that we breached their Employment Agreements by terminating them without cause and wrongfully locked them out of the Westborough office. We intend to vigorously defend our rights under the Employment Agreements and deny the material allegations of this complaint.

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

           The following are some of the key risk factors that may affect our future results:

WE ARE A DEVELOPMENT STAGE COMPANY, WE HAVE CONDUCTED ONLY LIMITED STUDIES ON OUR TECHNOLOGIES AND WE DO NOT HAVE ANY PRODUCTS OR REVENUES FROM SALES.

                  Our company and our technology are in an early stage of development and we began our business as a biotechnology company in 1997. We have not generated revenues from sales or operations, and we do not expect to generate sufficient revenues to enable us to be profitable for at least several years.

                  Use of our technology has been limited primarily to laboratory experiments or animal testing and only one compound used in lymphography has completed Phase I clinical trials in humans. We have therefore not yet conducted substantive studies on the effectiveness of any compound or device on human subjects. The drug and device products we currently contemplate developing will require costly and time consuming research and development, preclinical and clinical testing and regulatory approval before they can be manufactured and sold. We may not be able to develop our technology into marketable products or develop our technology so it is effective for diagnosis or treatment of human diseases. As a result of changing economic considerations, market, clinical or regulatory conditions, or clinical trial results, we may shift our focus or determine not to continue one or more of the projects we are currently pursuing.

WE HAVE A HISTORY OF LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE OR PAY CASH DIVIDENDS.

                  We have incurred losses since the beginning of our operations. As of September 30, 2000, we incurred total losses of approximately $16,266,879. We expect our losses to increase in the future as our financial resources are used for research and development, preclinical and clinical testing, regulatory activities, manufacturing, marketing and other related expenses. We may not be able to achieve or maintain profitability in the future. We have never declared or paid any cash dividends to stockholders, and do not expect to do so in the foreseeable future.

WE MUST RAISE ADDITIONAL FINANCING IN THE FUTURE AND OUR INABILITY TO DO SO COULD PREVENT US FROM IMPLEMENTING OUR BUSINESS PLAN.

                  Under the present circumstances, we have sufficient capital to conduct operations for over twelve months (depending on the pace of our spending for preclinical and clinical trials and other commitments, which, to an extent, we can adjust to preserve cash). We will need substantial additional financing for our research, clinical testing, product development and marketing programs. We cannot accurately estimate the amount of additional financing required; however, the amount could be an additional $30 - 50 million or more. Depending on market conditions, we will attempt to raise additional capital through stock and debt offerings, collaborative relationships and other available sources. Additional funds may not be available on acceptable terms, if at all, and existing stockholders may be diluted as a result of those offerings.

WE MAY HAVE TO ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK TO ELAN WHICH WOULD DILUTE SHAREHOLDERS' OWNERSHIP.

                  If we sell additional equity, Elan Corporation plc, with whom we are engaged in a joint venture, has a preemptive right until October 2003 to participate in that offering. If in our next third-party offering we sell common stock at a price less than $13 per share, we must issue additional shares to Elan so that Elan's overall price for its common stock equals the effective price in that other third-party offering.

OUR PROPOSED PRODUCTS ARE SUBJECT TO EXTENSIVE TESTING AND GOVERNMENT REGULATION AND APPROVAL, INCLUDING BY THE FOOD AND DRUG ADMINISTRATION, AND WE MAY NOT OBTAIN THE REGULATORY APPROVALS NECESSARY TO SELL OUR PROPOSED PRODUCTS.

                  Most of our proposed drug and device products have not begun, and none has completed, the FDA's extensive approval process. This must be completed before our proposed products can be sold in interstate commerce. Requirements for FDA approval of a product include preclinical and clinical testing for effective use and safety in animals and humans and that testing can be extremely costly. The time frame necessary to perform these tasks for any individual product is long and uncertain, and we may encounter problems or delays which we cannot predict at this time. Even if clinical trials are successful, our proposed products may not demonstrate sufficient effectiveness or safety to warrant approval by the FDA or other regulatory authorities. Any regulatory approval may not cover the clinical symptoms or indications that we may seek. Marketing our products in other countries will require seeking and obtaining regulatory approvals comparable to those required in the United States.

IF WE DO NOT OBTAIN AND MAINTAIN PATENT PROTECTION OF OUR CORE TECHNOLOGIES (NAMELY PH-10, OUR LYMPHOGRAPHY MATERIALS AND METHODS, AND OUR LASER TECHNOLOGIES), OR IF WE ARE UNABLE TO SECURE OTHER APPROPRIATE PROTECTION FOR OUR INTELLECTUAL PROPERTY, WE MAY HAVE DIFFICULTY DEVELOPING, COMMERCIALIZING AND GENERATING REVENUE FROM PRODUCTS WHICH MAKE USE OF THESE TECHNOLOGIES.

                  Our success depends in part on our ability to obtain, assert and defend our patents, protect trade secrets and operate without infringing the intellectual property of others. Among the important risks in this area are that:

                  - Our patent applications may not result in issued patents. Moreover, any issued patents may not provide us with adequate protection of our intellectual property or competitive advantages.

                  - Various countries limit the subject matter that can be patented and limit the ability of a patent owner to enforce patents in the medical field. This may limit our ability to obtain or utilize those patents.

                  - Existing or future patents or patent applications (and the products or methods they cover) of our competitors (or others, such as research institutions or universities) may interfere, invalidate, conflict with or infringe our patents or patent applications. Similarly, the use of the methods or technologies contained in our patents, patent applications and other intellectual property may conflict with or infringe the rights of others.

                  - If an advance is made that qualifies as a joint invention, the joint inventor or his or her employer may have rights in the invention. We are currently in litigation with our former Medical Director concerning his claims of joint inventorship of some of our PH-10 inventions (see Part II, Item 1 above entitled "Legal Proceedings.")

                  We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that these rights are covered by valid and enforceable patents or effectively maintained as trade secrets. We own five patents in the U.S., and five other patents in foreign countries including Australia, Singapore and New Zealand. We have filed patent applications under the Patent Cooperation Treaty ("PCT") covering a number of foreign countries including countries in Europe and South America. The
         European Patent Office regional phases of the PCT applications have been entered into along with the national phases for applications in Australia, Canada, China, India, Israel, Korea, New Zealand,
         Singapore, and certain other countries, including Taiwan. These patents and the patent applications relate to laser and x-ray technology, photodynamic agents and methods, and methods for performing lymphography. We have sub-licensed a group of proprietary compounds known as nanoparticulates from Massachusetts General
         Hospital and Nycomed Imaging AS. The patent position of biotechnology companies involves complex legal and factual questions, and therefore we cannot assure the enforceability of these patents. Litigation over patents and other intellectual property rights occurs frequently in our industry, and there is a risk that we may not prevail if we become involved in that litigation. Further, interference may occur over the rights to certain inventions, and there is a risk that we may not prevail in an interference. Those disputes can be expensive and time consuming, even if we win. Intellectual property disputes are often settled through licensing arrangements that could be costly to us. In any intellectual property litigation, it is possible that licenses necessary to settle the dispute would not be available, or that we would not be able to redesign our technologies to avoid any claimed infringement.

                  Confidentiality agreements covering our intellectual property may be violated and we may not have adequate remedies for any violation. Our inventions may be reverse engineered by our competitors, and third parties may challenge our existing patents and seek to hold them invalid or unenforceable. Also, our intellectual property may in other ways become known or be independently discovered by competitors.

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

WE ARE HIGHLY DEPENDENT UPON A SMALL NUMBER OF EMPLOYEES AND CONSULTANTS WHO PROVIDE SCIENTIFIC AND MANAGEMENT EXPERTISE, AND IT MAY BE DIFFICULT TO IMPLEMENT OUR BUSINESS AND PRODUCT DEVELOPMENT PLANS WITHOUT THIS EXPERTISE.

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

                  We currently employ four senior scientists (Drs. Dees, Fisher, Scott and Wachter) and two senior executive officers (Dr. Williams (our
         CEO) and Mr. Boveroux (our CFO)). We also have retained consultants to advise us in regulatory affairs and product development matters. If we lost the services of our executive officers or outside consultants, we would experience a delay in the implementation of our business plan until we arranged for another individual or firm to fulfill the role. The loss of one of our scientists could cause delay in implementing our business plan and also jeopardize development of new technologies. Because our scientists' talents are in some ways unique, it is impossible to predict whether a suitable replacement could be obtained.

BECAUSE WE DO NOT HAVE, AND MAY NOT DEVELOP, MANUFACTURING OR CLINICAL TESTING FACILITIES OR MARKETING RESOURCES FOR OUR PROPOSED PRODUCTS, WE WILL HAVE TO RELY ON THIRD PARTIES AND COLLABORATIVE RELATIONSHIPS. IT MAY BE DIFFICULT TO IMPLEMENT OUR BUSINESS AND PRODUCT DEVELOPMENT PLANS WITHOUT THESE COLLABORATIONS.

             We are currently involved in the following collaborations or joint ventures:

                  - A joint venture with affiliates of Elan Corporation, plc. called Sentigen Ltd., is working to develop and commercialize lymphography agents.

                  - We are involved in an exclusive distribution agreement with Coherent, Inc. in which Coherent has agreed to market and sell our first product, PulseView(TM) software and related computer interface.

                  - We have had and expect to continue in the future to have a variety of research agreements with universities and other research institutions to investigate specific protocols.

                  We must continue to enter into collaborative relationships with third parties for additional research and development, preclinical and clinical testing, manufacturing, marketing and distribution of our proposed products. We will also be dependent on third parties for the supply of activation hardware (such as lasers and X-ray devices) and for supplies of photodynamic drugs, nanoparticulates and other therapeutic and diagnostic agents. We have several research and supply agreements with third parties. However, we may not be able to negotiate other acceptable collaborative and supply arrangements in the future.

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

OUR POTENTIAL MARKETS ARE EXTREMELY COMPETITIVE, AND MANY OF OUR COMPETITORS HAVE GREATER RESOURCES AND HAVE PRODUCTS THAT ARE IN MORE ADVANCED STAGES OF DEVELOPMENT.

                  We face substantial competition from competitors with greater financial, technical and human resources and with greater experience in developing products, conducting preclinical or clinical testing, obtaining regulatory approvals, manufacturing and marketing. Our competitors include firms in the field of photodynamic therapy as well as other fields generally relating to the diagnosis and treatment of disease using different technologies or scientific and medical approaches. Examples of those technologies are unique therapies to treat cancer or other drug treatments, and procedures which use sound waves known as ultrasound and inducing high fever into a patient known as a hyperthermic procedure. Some of these firms have drugs or devices that have completed or are in advanced stages of clinical trials and regulatory approvals.

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

CHANGES IN HEALTH CARE REIMBURSEMENT POLICIES AND LEGISLATIVE REFORM MAY MAKE IT MORE DIFFICULT FOR PHYSICIANS TO RECOMMEND OUR PRODUCTS OR FOR PATIENTS TO RECEIVE REIMBURSEMENT FOR USING OUR PRODUCTS FROM THEIR HEALTH INSURANCE CARRIERS, ANY OF WHICH COULD REDUCE OUR REVENUES.

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

A SMALL GROUP OF STOCKHOLDERS CONTROLS PHOTOGEN, WHICH MAY MAKE IT DIFFICULT FOR STOCKHOLDERS WHO ARE NOT IN THAT GROUP TO INFLUENCE MANAGEMENT.

                  A small group of our officers, directors and others control approximately 75% of our outstanding common stock. Several of our principal stockholders are also parties to a Voting Agreement concerning the election of certain designees to the Board of Directors of Photogen Technologies, Inc. and Photogen, Inc. This group of stockholders can significantly influence Photogen and the direction of our business and affairs. This concentration of ownership may delay or prevent a change in control of Photogen, and may also result in a small supply of shares available for purchase in the public securities markets. These factors may affect the market and the market price for our common stock in ways that do not reflect the intrinsic value of the stock.

THE PRICE AND TRADING VOLUME OF OUR COMMON STOCK HAS FLUCTUATED AND IS LIKELY TO CONTINUE TO FLUCTUATE SIGNIFICANTLY FOR REASONS THAT MAY NOT HAVE ANY RELATIONSHIP TO OUR OPERATING PERFORMANCE OR OTHER FACTORS THAT TRADITIONALLY DETERMINE A COMPANY'S VALUE. THIS MAY MAKE IT DIFFICULT FOR US OR A
STOCKHOLDER TO SELL OUR COMMON STOCK AT A SUITABLE PRICE.

                  During the period from January 1, 2000 through September 30, 2000, our stock price ranged from $4.25 to $19.50. Volume ranged from 100 shares to 300,623 shares during that period.

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

                  - Sales of large blocks of stock by an individual or institution;

                  - Changes in our financial performance from period to period; securities analysts' reports; and general market conditions.

OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ SMALLCAP MARKET WHICH WOULD MAKE TRADING IN OUR STOCK MORE DIFFICULT.

                  Since November 1999, our common stock has been quoted in the Nasdaq SmallCap Market. Our shares could be delisted if we fail to meet the listing requirements of the Nasdaq SmallCap Market, which would force us to list our shares on the OTC Bulletin Board or some other quotation medium, such as pink sheets, depending upon our ability to meet the specific listing requirements of those quotation systems. As a result, an investor might find it more difficult to dispose of, or to obtain accurate price quotations for, our shares. Delisting might also reduce the visibility, liquidity, and price of our common stock. If our common stock were delisted from the Nasdaq SmallCap Market and were not traded on another national securities exchange, we could become subject to penny stock regulations that impose additional sales practice disclosure and market making requirements on broker/dealers who sell or make a market in our stock. The rules of the SEC generally define "penny stock" to be common stock that has a market price of less than $5.00 per share. If our stock became subject to penny stock regulations, it would adversely affect the ability and willingness of broker/dealers who sell or make a market in our common stock and of investors to sell our stock in the secondary market.

IF OUR STOCKHOLDERS SELL SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK IN THE PUBLIC MARKET, THE MARKET PRICE OF OUR COMMON STOCK COULD FALL OR MAKE IT MORE DIFFICULT FOR US TO SELL EQUITY OR EQUITY-RELATED SECURITIES IN THE FUTURE AT A PRICE WE DEEM APPROPRIATE.

                  As of September 30, 2000 we had 37,383,386 shares of common stock outstanding. Of theses shares, approximately 8,347,687 shares were eligible for sale in the public market free of restrictions under the Securities Act of 1933, as amended, including restrictions under Rule 144. Approximately 2,204,174 shares are currently subject to either piggyback and/or demand registration rights which, subject to certain conditions, require us to register these shares upon the occurrence of certain events. Approximately 22,558,435 shares held by Photogen's five founders are subject to a lock-up agreement with Theodore Tannebaum (Chairman of the Board), prohibiting sale of those shares without Mr. Tannebaum's consent until August 9, 2001.

                  As of September 30, 2000 we had reserved 9,486,780 shares of common stock for future issuance upon exercise or conversion of outstanding options and warrants and convertible securities. If these options and warrants are exercised, you may experience significant dilution in the book value and earnings per share of your common stock.


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

                                    Photogen Technologies, Inc.

                                    /s/ Brooks Boveroux
                                    ---------------------------------------
Date: November 14, 2000             Brooks Boveroux, Senior Vice President -
                                    Finance and Chief Financial Officer
                                    (Principal Financial and Chief Accounting
                                    Officer)

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