Form 10KSB40/A
period 1999-12-31
PHOTOGEN TECHNOLOGIES INC
filed 2000-11-28
CIK 761237

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

                                     PART I.

         Photogen Technologies, Inc. and its wholly-owned subsidiary Photogen, Inc. and its 80.1% owned subsidiary Sentigen Ltd., are collectively referred to as "Photogen," the "Company," "we," or "us." Portions of the discussion in this Form 10-KSB contain forward-looking statements and are subject to the Risk Factors described below in Item 1.

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

         Any profits we realize under our product distribution agreement with Coherent, Inc. for the sale, marketing and distribution of our PulseView-TM-software will be recognized if and when we sell the software to Coherent. We expect profits from this software to be less than $50,000 over the two year term of the agreement, which expires in January 2002.

         Expenses related to research and development increased approximately $1,566,000 in 1999. We spent the majority of this increase (over $1.1 million) on preclinical trials and drug development efforts. The other $400,000 relate to compensation for consultants and employees working on research and development, depreciation of equipment used in research and development and legal fees associated with obtaining and prosecuting patents on our technologies.

         Our administrative expenses increased in 1999 compared to 1998 by approximately $2,300,000. The significant administrative expenses for 1999 relate to our grant of warrants covering 500,000 shares of our Common Stock to a consultant in exchange for services relating to financing opportunities. Additionally we spent $867,551 on legal fees; we incurred a $309,029 loss on our joint venture, Sentigen; and we spent $224,417 on payroll and benefits and $213,011 for public and investor relations.

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

                                            /s/ BDO Seidman, LLP

Chicago, Illinois
February 25, 2000

                            CONSOLIDATED BALANCE SHEETS




DECEMBER 31,                                                                               1998             1999
------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                  $       652,226  $     1,681,773
     Restricted cash (Note 5(b))                                                              -          100,000
     United States Treasury Notes, total face value $5,660,000 and
         $5,470,000, respectively                                                     5,682,105        5,472,564
     Interest receivable                                                                121,471           84,327
     Prepaid expenses                                                                   435,395          531,710
     Deferred offering costs (Note 9)                                                         -           59,000
------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                  6,891,197        7,929,374
------------------------------------------------------------------------------------------------------------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, less accumulated
     depreciation of $129,004 and $393,692, respectively (Note 4(a))                  1,169,388        1,279,441

PATENT COSTS, net of amortization of $17,361                                                  -          482,639

DEPOSIT                                                                                       -           29,370

INVESTMENT IN AND ADVANCES TO AFFILIATE (Notes 3 and 8)                                       -       11,998,430
------------------------------------------------------------------------------------------------------------------



                                                                                $     8,060,585  $    21,719,254
==================================================================================================================


                                                     CONSOLIDATED BALANCE SHEETS


DECEMBER 31,                                                                               1998              1999
--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                           $       804,248    $      833,163
     Current portion of obligation under capital leases (Note 4(a))                     111,769            21,148
--------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                               916,017           854,311

OBLIGATION UNDER CAPITAL LEASES (Note 4(a))                                              35,990            18,356
--------------------------------------------------------------------------------------------------------------------

COMMITMENTS (Note 4)

SHAREHOLDERS' EQUITY (Notes 2, 3, 5 and 6)
     Preferred stock; par value $.01 per share; 5,000,000 shares authorized including:
           Series A preferred stock; 12,015 shares authorized
              and outstanding, liquidation preference $1,000 per share                        -               120
     Common stock; par value $.001 per share; 150,000,000 shares authorized; 36,875,020 and 37,383,386 shares issued and
         outstanding                                                                     36,875            37,384
     Unearned consulting expense                                                              -        (1,585,575)
     Additional paid-in capital                                                       9,602,097        30,977,893
     Deficit accumulated during the development stage                                (2,530,394)       (8,583,235)
--------------------------------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                                            7,108,578        20,846,587
--------------------------------------------------------------------------------------------------------------------

                                                                                $     8,060,585    $   21,719,254
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
==================================================================================================

                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                   Preferred Stock               Common Stock
                                              --------------------------  --------------------------
                                                   Shares      Amount       Shares          Amount
----------------------------------------------------------------------------------------------------
Contribution of capital                                 - $         -            -   $           -
Net loss for the period ended
     December 31, 1996                                  -           -            -               -
----------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1996                           -           -            -               -

     Net loss for the Period January 1, 1997 to
         May 15, 1997                                   -           -            -               -
     Capital contribution                           3,511           -            -           3,511
----------------------------------------------------------------------------------------------------

BALANCE, at May 15, 1997                                -           -            -               -

     Issuance of common stock                           -           -    6,312,833           6,313
     Effect of recapitalization and merger              -           -   29,687,167          29,167
     Cost associated with recapitalization
         and Merger                                     -           -            -               -
     Net loss for the period May 16, 1997
         to December 31, 1997                           -           -            -               -
----------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1997                           -           -   36,000,000          36,000

     Issuance of common stock                           -           -      875,020             875
     Costs associated with common stock
         Issuance                                       -           -            -               -
     Options issued to consultants                      -           -            -               -
     Net loss for the year ended
         December 31, 1998                              -           -            -               -
----------------------------------------------------------------------------------------------------


                                                                                                   Deficit
                                                                                               Accumulated
                                                                 Unearned      Additional       During the
                                                 Members'      Consulting         Paid-in      Development
                                                  Capital         Expense         Capital            Stage          Total
---------------------------------------------------------------------------------------------------------------------------
Contribution of capital                      $      7,268   $           -   $           -   $            -   $      7,268
Net loss for the period ended
     December 31, 1996                             (1,779)              -               -                -         (1,779)
---------------------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1996                       5,489               -               -                -          5,489

     Net loss for the Period January 1, 1997 to
         May 15, 1997                                   -               -               -           (3,511)        (3,511)
     Capital contribution                           3,511               -               -                -          3,511
---------------------------------------------------------------------------------------------------------------------------

BALANCE, at May 15, 1997                            9,000               -               -           (3,511)         5,489

     Issuance of common stock                           -               -       1,797,137                -      1,803,450
     Effect of recapitalization and merger         (9,000)              -       1,181,500            1,732      1,203,919
     Cost associated with recapitalization
         and Merger                                     -               -        (371,111)               -       (371,111)
     Net loss for the period May 16, 1997
         to December 31, 1997                           -               -               -         (554,702)      (554,702)
---------------------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1997                           -               -       2,607,526         (556,481)     2,087,045

     Issuance of common stock                           -               -       6,999,125                -      7,000,000
     Costs associated with common stock
         Issuance                                       -               -         (50,000)               -        (50,000)
     Options issued to consultants                      -               -          45,446                -         45,446
     Net loss for the year ended
         December 31, 1998                              -               -               -       (1,973,913)    (1,973,913)
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
-------------------------------------------------------------------------------------------------------------------------------


                                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                       Cumulative
                                                                                                          Amounts
                                                                                                             From
                                                                                                      November 3,
                                                                                                             1996
                                                           Year Ended            YEAR ENDED        (Inception) to
                                                         December 31,          DECEMBER 31,          December 31,
                                                                 1998                  1999                  1999
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                       $      (1,973,913)    $      (6,052,841)   $       (8,583,235)
     Depreciation and amortization                            148,761               282,049               448,388
     Loss on sale of marketable securities                      9,238                     -               (18,503)
     United States Treasury Notes
         amortization                                          22,364                24,914                55,052
     Stock option compensation                                 45,446               381,321               426,767
     Issuance of warrants in exchange for
         services rendered                                          -             1,043,466             1,043,466
     Loss from investment in affiliate                              -               306,029               306,029
     Changes in operating assets and
         liabilities
         Prepaid expenses                                    (427,231)              (96,315)             (531,710)
         Interest receivable                                 (100,069)               37,144               (84,832)
         Accounts payable                                     686,015               (21,085)               833,163
-------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                      (1,589,389)           (4,095,318)           (6,105,415)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of marketable securities                            400,000                     -             2,164,464
     Purchases of marketable securities                             -                     -            (2,182,967)
     Purchases of United States Treasury
         Notes                                            (14,516,754)           (5,475,373)          (22,037,003)
     Sales of United States Treasury Notes                 10,343,698             5,660,000            17,643,548
     Purchase of equipment and leasehold
         improvements                                        (877,459)             (374,741)           (1,381,429)
     Costs to acquire patent                                        -              (150,000)             (237,335)
     Investment in and advances to affiliate                        -           (12,304,459)          (12,304,459)
     Increase in restricted cash                                    -              (100,000)             (100,000)
     Increase in deposit                                            -               (29,370)              (29,370)
-------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                      (4,650,515)          (12,773,943)          (18,464,551)
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

        EQUIPMENT AND LEASEHOLD    Equipment and leasehold improvements are
        IMPROVEMENTS               stated at cost. Depreciation and amortization
                                   of equipment are provided for using the
                                   straight-line method over the estimated
                                   useful lives of the assets. Computers and laboratory equipment is being depreciated over 5 years, furniture and fixtures is being depreciated over 7 years and leasehold improvements are being amortized over 5 years. Leasehold improvements are being amortized on a straight-line basis over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Depreciation expense was $148,761 and $264,688 for 1998 and
                                   1999.

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

       BASIC AND DILUTED LOSS      Basic and diluted loss per common share is
       PER COMMON SHARE            computed based on the weighted average number
                                   of common shares outstanding. Loss per share excludes the impact of outstanding options and warrants as they are antidilutive.
                                   Potential common shares excluded from the calculation are 1,205,000 options and
                                   602,000 warrants.


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

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.      RECAPITALIZATION AND       On May 16, 1997, MT Financial Group, Inc. (an
        MERGER                     inactive public company), through its wholly
                                   owned subsidiary, effected a reverse merger with Photogen, Inc. ("Photogen"), successor to Photogen, L.L.C. Photogen,
                                   L.L.C. was incorporated on September 10, 1996 and commenced operations November 3, 1996. Photogen, L.L.C. was formed to develop proprietary laser-based technologies related to photodynamic therapy. Legally, Photogen is a wholly owned subsidiary of Photogen Technologies,
                                   Inc. (formerly known as MT Financial
                                   Group, Inc.)

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

                                   As part of the recapitalization, the Company sold 6,312,833 shares of common stock for a total purchase price of approximately $1,803,456. Further, as consideration for the acquisition of Photogen, Inc., 24,000,000 shares of common stock were issued. The founding shareholders have agreed not to sell these shares until August 2001 without the prior consent of an investor.
                                   The shareholders currently hold
                                   approximately 22,600,000 shares.

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

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                   Elan has substantive participating rights in Sentigen, including the requirement for approval of the business plan and budgets and equal representation on the management committee which decides all day to day functions. As a result, the Company's investment in Sentigen is recorded under the equity method.

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

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.      EQUITY TRANSACTIONS        (a)      The Company applies the recognition
                                            provisions of Statement of
                                            Financial Accounting Standards
                                            ("SFAS") No. 123 "Accounting for
                                            Stock-Based Compensation" (SFAS
                                            123) in accounting for stock
                                            options issued to nonemployees.
                                            During 1999, the Company issued
                                            10,000 options and 502,000
                                            warrants for common stock in
                                            exchange for consulting services
                                            rendered. The warrants are
                                            immediately exerciseable and the
                                            options vest over five years. As
                                            the fair market value of these
                                            services was not readily
                                            determinable, these services were
                                            valued based on the fair market
                                            value for the options issued
                                            which ranged from $5.22 to $9.52.
                                            Fair market value was determined
                                            using the Black-Scholes option
                                            pricing model. Consulting costs
                                            charged to operations were
                                            approximately $45,000 in 1998 and
                                            $1,200,000 in 1999. $1,585,575
                                            has been classified as unearned
                                            consulting expense in
                                            shareholders' equity as this
                                            amount represents payment for
                                            services to be provided through
                                            August of 2000.

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

                                   (c)      In 1999, the Company issued 740,000
                                            variable stock options to
                                            employees which vest upon
                                            completion of performance
                                            milestones including filing for a
                                            new drug application, acquisition
                                            of a patent FDA approval act.
                                            Exercise prices range from $9.38
                                            to $18.13 and expire in 10 years.
                                            As of December 31, 1999, 75,000
                                            of these shares had vested.
                                            Compensation charged to
                                            operations was $225,000 in 1999.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                   (d)      Series A Preferred  Stock - The
                                            Company designated 12,015 shares of
                                            preferred stock as Series A
                                            preferred stock ("Series A"). For
                                            the first six years from issuance,
                                            the preferred stock has a mandatory
                                            dividend of 7%. Such dividends shall
                                            be cumulative and shall compound on
                                            a semiannual basis and are payable
                                            semiannually solely by the issuance
                                            of additional preferred Series A
                                            stock. The Company has a deficit. As
                                            a result, the dividends have been
                                            recorded against paid-in capital.
                                            The Series A shall rank senior to
                                            any future series of preferred stock
                                            unless the majority of the Series A
                                            shareholders agree to rank pari
                                            passu with any future issuances. The
                                            liquidation preference is $1,000 per
                                            share. The Series A is convertible,
                                            after two years but before six years
                                            from issuance, into common stock of
                                            the Company with an initial
                                            conversion price of $21.17. The
                                            conversion price is subject to
                                            adjustment for certain dilutive
                                            events. Alternatively, the
                                            holders of the Series A can elect
                                            to exchange the Series A
                                            preferred shares for the number
                                            of shares in Sentigen which would
                                            allow the Series A holders to
                                            then own a total of 50% of
                                            Sentigen. The Series A holder is
                                            currently the minority
                                            shareholder in Sentigen. The
                                            exchange right is not available
                                            for any shares which have been
                                            converted to common stock. The
                                            exchange right terminates six
                                            years from the issuance of the
                                            Series A. The Series A stock was
                                            issued in October 1999.

                                            The holder of Series A Preferred
                                            also has demand and piggyback
                                            registration rights with respect
                                            to Common Stock issuable to it
                                            upon conversion of its Series A
                                            Preferred. The holder of Series A
                                            Preferred is only entitled to
                                            vote on matters that adversely
                                            affect or change the rights of
                                            holders of Series A Preferred
                                            Stock and does not have the right
                                            to vote on the election of
                                            directors of the Company. The
                                            holder of Series A Preferred also
                                            has a preemptive right until
                                            October 2003 to participate in
                                            any offering of the Company. If
                                            in the Company's next third-party
                                            offering they sell common stock
                                            at a price less than $13 per
                                            share, the Company must issue
                                            additional shares to Elan so that
                                            Elan's overall price for its
                                            Common Stock equals the effective
                                            price in that other third-party
                                            offering.

                                   (e)      COMMON STOCK - The Company is
                                            subject to eight sets of
                                            registration rights agreements
                                            covering 1,692,546 shares of the
                                            Company's Common Stock, warrants
                                            that have vested covering the
                                            Company's Common Stock and Common
                                            Stock issuable upon conversion of
                                            the Company's Series A Preferred.
                                            All of the agreements contain
                                            piggyback registration rights and
                                            four contain demand registration
                                            rights upon the occurrence of
                                            certain events and subject to
                                            various terms and conditions. Of
                                            the 1,692,546 shares, 576,665
                                            shares are entitled to piggyback
                                            registration only and 1,115,881
                                            are entitled to both demand and
                                            piggyback registration. Warrants
                                            that have vested covering 500,000
                                            shares of the Company's Common
                                            Stock have weighted average
                                            anti-dilutive.

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

                                   The stock options are exercisable over a period determined by the Board of Directors (through its Compensation Committee), but generally no longer than 10 years after the date they are granted. The vesting period ranges from 3 to 5 years.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                   Information with respect to the Plan follows:


                                  YEAR ENDED DECEMBER 31,                                1998              1999
                                  ------------------------------------------------------------------------------
                                  Options outstanding at beginning of
                                      year                                                  -            92,500
                                  Options granted                                      92,500         1,117,500
                                  Options exercised                                         -            (4,500)
                                  --------------------------------------------------------------------------------

                                  Options outstanding at end of year                   92,500         1,205,500
                                  ================================================================================

                                  Options prices per share granted           $    11.13-15.06  $     9.38-19.38
                                  ================================================================================

                                  Weighted average exercise price
                                      Options granted                        $          12.24  $          11.83
                                      Options exercised                                     -             11.13
                                      Options outstanding at end of
                                           year                                         12.24             11.94
                                      Options exercisable at end of
                                           year                                             -              9.88


                                              Options Outstanding                     Options Exercisable
                                   --------------------------------------------------------------------------------
                                                                   Weighted                             Weighted
                                                                   Average                               Average
                                                     Number       Remaining                 Number       Remaining
                                       Range of  Outstanding at   Contractual  Range of  Outstanding at Contractual
                                       Exercise    December 31,      Life      Exercise    December 31,    Life
                                        Price         1999         (Years)      Price        1999         (Years)
                                   --------------------------------------------------------------------------------
                                    $9.38-11.13       805,500        9.9       $9.38-11.18   81.000        9.9
                                   $12.75-19.38       400,000        9.9      $12.75-19.38   8.000         9.0

                                   The Company applies APB Opinion 25 and
                                   related interpretations in accounting for stock options granted to employees and directors. Accordingly, no compensation cost has been recognized for the Plan as the exercise price of the options equaled the fair market value of the stock on the grant date.

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

7.      GRANT                      Operating expenses for 1998 have been reduced
                                   by a grant in the amount of $99,927 received from the National Institutes of Health
                                   National Cancer Institute. The funds were granted for a project titled "Simultaneous
                                   Two-Photon-Induced Photodynamic Therapy."
                                   The grant was intended to offset expenses to be incurred. The funds are refundable only upon the National Institutes of Health's determination of a misuse of funds. The Company is under no future obligations under the grant agreement.

8.      RELATED PARTY
        TRANSACTIONS               In November 1999, an investor agreed to
                                   provide a credit facility of up to
                                   $1,000,000. Any borrowings under this
                                   facility will bear interest at 6%.
                                   Payments of interest only will be due
                                   annually, with the principal due in five years. The loan would be secured by a lien on all of the Company's assets. No borrowings were made under this credit facility.

                                   The Company performs work on behalf of its affiliate, Sentigen. Sentigen is billed for those services at an agreed upon rate. Total billings to Sentigen were approximately $289,000 during 1999.

9.      SUBSEQUENT EVENT           Subsequent to year end, the Company completed
                                   a private placement of its Series B
                                   convertible preferred stock. The Series B stock has an annual dividend rate of 6%, is subordinate to the Series A stock, is convertible into common stock and is redeemable at the Company's option after January 1, 2002. Net proceeds of $5,335,520 were received. 1999 expenses for the private placement were recorded as deferred offering costs at December 31, 1999.

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

        10.2             Lease Agreement entered into by the Company, P.C.
                         Powell and Wilma Powell dated July 1, 1999. (Filed as exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.)

        10.3 Lease Agreement entered into by the Company and Westborough Mill, LLC dated November 1, 1999. (Filed as exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.)

        10.4 Lease Agreement entered into by the Company and Westborough Mill, LLC dated March 1, 2000. (Filed as exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.)

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

        10.10 Employment Agreement entered into by the Company and David D. Shaw, Ph.D. dated November 1, 1999. (Filed as exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.)

        10.11 Employment Agreement entered into by the Company and Jay Zimmerman, M.Ed. dated November 15, 1999. (Filed as exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.)

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

        EXHIBIT NO.                                      DESCRIPTION

         10.14 Incentive Stock Option Award Agreement entered into by the Company and Gerald Wolf Ph.D., M.D. dated July 23, 1999. (Filed as exhibit 10.14 to the Company's
                         Annual Report on Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.)

         10.15 Incentive Stock Option Award Agreement entered into by the Company and David D. Shaw, Ph.D. dated November 1, 1999. (Filed as exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the year ended December
                         31, 1999 and incorporated herein by reference.)

         10.16 Incentive Stock Option Award Agreement entered into by the Company and David D. Shaw, Ph.D dated November 30, 1999. (Filed as exhibit 10.16 to the Company's Annual Report on Form 10-KSB for the year ended December
                         31, 1999 and incorporated herein by reference.)

         10.17 Incentive Stock Option Award Agreement entered into by the Company and Jay Zimmerman, M.Ed. dated November 30, 1999. (Filed as exhibit 10.17 to the Company's Annual Report on Form 10-KSB for the year ended December
                         31, 1999 and incorporated herein by reference.)

         10.18 Form of Consulting Agreement entered into by the Company and each of Daniel Tosteson, M.D. and Harry Morrison, Ph.D. (Filed as exhibit 10.12 to the Company's Annual Report for the year ended December 31, 1998 and incorporated herein by reference.)

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

         10.34 Amended and Restated Standby Agreement dated November 9, 1999 among Theodore Tannebaum, John T. Smolik, Craig Dees, Walter G. Fisher, Timothy Scott and Eric A. Wachter. (Filed as exhibit 10.34 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.)

         10.35 Form of Registration Rights Agreement between the Company and holders of Series B Convertible Preferred Stock. (Filed as exhibit 10.35 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.)

         10.36 Coherent Software Distribution Agreement between Photogen, Inc. and Laser Group of Coherent, Inc. dated January 18, 2000. (Filed as exhibit 10.36 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.)

         10.37 Equipment Lease between Picker Financial Group, L.L.C. and Photogen, Inc. dated October 25,
                         1999. (Filed as exhibit 10.37 to the Company's Annual Report on Form 10-KSB for the year ended December
                         31, 1999 and incorporated herein by reference.)

         21 Subsidiaries of the registrant. (Filed as exhibit 21 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.)

         27 Financial Data Schedule. (Filed as exhibit 27 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.)

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: NOVEMBER 27, 2000                 PHOTOGEN TECHNOLOGIES, INC.

                                        By:  /s/ Taffy J. Williams
                                           ------------------------------
                                             Taffy J. Williams, Ph.D.,
                                             President and Chief Executive
                                             Officer

                                        By:  /s/ Brooks Boveroux
                                           ------------------------------
                                             Brooks Boveroux, Senior Vice
                                             President-Finance and Chief
                                             Financial Officer (Principal
                                             Financial and Chief Accounting
                                             Officer)

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

         +10.1 1998 Long Term Incentive Compensation Plan. (Filed as Exhibit A to the Company's Schedule 14-A dated April 30, 1998.)

         +10.2           Lease Agreement entered into by the Company, P.C.
                         Powell and Wilma Powell dated July 1, 1999. (Filed as exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

         +10.3 Lease Agreement entered into by the Company and Westborough Mill, LLC dated November 1, 1999. (Filed as exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

         +10.4 Lease Agreement entered into by the Company and Westborough Mill, LLC dated March 1, 2000. (Filed as exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

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

        +10.10 Employment Agreement entered into by the Company and David D. Shaw, Ph.D. dated November 1, 1999. (Filed as exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

        +10.11 Employment Agreement entered into by the Company and Jay Zimmerman, M.Ed. dated November 15, 1999. (Filed as exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

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

        +10.14 Incentive Stock Option Award Agreement entered into by the Company and Gerald Wolf Ph.D., M.D. dated July 23, 1999. (Filed as exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

        +10.15 Incentive Stock Option Award Agreement entered into by othe Company and David D. Shaw, Ph.D. dated November 1, 1999. (Filed as exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

        +10.16 Incentive Stock Option Award Agreement entered into by he Company and David D. Shaw, Ph.D. dated November 30, 1999. (Filed as exhibit 10.16 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

      EXHIBIT NO.                                 DESCRIPTION

        +10.17 Incentive Stock Option Award Agreement entered into by the Company and Jay Zimmerman, M.Ed. dated November 30, 1999. (Filed as exhibit 10.17 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

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

        +10.34 Amended and Restated Standby Agreement dated November 9, 1999 among Theodore Tannebaum, John T. Smolik, Craig Dees, Walter G. Fisher, Timothy Scott and Eric A. Wachter. (Filed as exhibit 10.34 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

        +10.35 Form of Registration Rights Agreement between the Company and holders of Series B Convertible Preferred Stock dated as of February 18, 2000. (Filed as exhibit 10.35 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

        +10.36 Coherent Software Distribution Agreement between Photogen, Inc. and Laser Group of Coherent, Inc. dated January 18, 2000. (Filed as exhibit 10.36 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

        +10.37           Equipment Lease between Picker Financial Group,
                         L.L.C. and Photogen, Inc. dated October 25, 1999. (Filed as exhibit 10.37 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

      EXHIBIT NO.                               DESCRIPTION

         +21 Subsidiaries of the registrant. (Filed as exhibit 21 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

         +27 Financial Data Schedule. (Filed as exhibit 27 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

+        Incorporated herein by reference from the filing indicated.