Form 10-Q/A
period 2000-06-30
PHOTOGEN TECHNOLOGIES INC
filed 2000-11-28
CIK 761237

=============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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


                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                All amounts in $


                                                                             June 30, 2000       December 31, 1999
                                                                               (Unaudited)            (Audited)
                                                                             -------------        -----------------
                                                     ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                              $  932,028           $ 1,681,773
         Restricted cash                                                                 -               100,000
         Interest receivable                                                        99,759                84,327
         Prepaid expenses                                                           78,763               590,710
         United States Treasury Notes, Total
            Face Value $7,720,000 and
            $5,470,000, respectively                                             7,716,032             5,472,564
                                                                              ------------           -----------
         TOTAL CURRENT ASSETS                                                  $ 8,826,582           $ 7,929,374

EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                           $ 1,532,001           $ 1,279,441
DEPOSITS                                                                           529,370                29,370
INTANGIBLE ASSETS                                                                  461,806               482,639
INVESTMENT IN AND ADVANCES TO AFFILIATE                                         11,645,797            11,998,430
                                                                              ------------          ------------
              TOTAL ASSETS                                                     $22,995,556           $21,719,254
                                                                               ===========           ===========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts Payable                                                         $421,477           $   833,163
         Current portion of obligations under
               capital leases                                                       17,742                21,148
                                                                                ----------           -----------
              TOTAL CURRENT LIABILITIES                                           $439,219               854,311
                                                                                ----------           -----------
OBLIGATION UNDER CAPITAL LEASES                                                     10,290           $    18,356

SHAREHOLDERS' EQUITY
         Preferred stock; par value
         $.01 per share; 5,000,000
         shares authorized including:                                                   -                    -

            Series A preferred stock; 12,856 and 12,015 shares
            authorized at June 30, 2000 and December 31, 1999
            respectively; 12,856 and 12,015 issued and outstanding at
            June 30, 2000 and December 31, 1999 respectively, liquidation
            basis of $1,000 per share.                                                 128                   120

            Series B preferred stock; 402,000 shares authorized;
            337,056 issued and outstanding at June 30, 2000, liquidation
            basis of $16.88 per share.                                               3,370                     -

         Common stock; par value $.001
         per share; 150,000,000 shares authorized; 37,383,386 shares
         issued and outstanding                                                     37,384                37,384

         Unearned consulting expense                                              (363,787)           (1,585,575)

         Additional paid-in capital                                             36,439,332            30,977,893
         Deficit accumulated during
         development stage after
         recapitalization                                                      (13,570,380)           (8,583,235)
                                                                              ------------           -----------

              TOTAL SHAREHOLDERS' EQUITY                                        22,546,047            20,846,587
                                                                              ------------           -----------

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                                      $22,995,556           $21,719,254
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
                                                                           ============          ============          ============

                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                        All amounts (except shares) in $


                                                         Preferred Stock             Preferred Stock            Common Stock
                                                         ---------------             ---------------            ------------
                                                                Series A                   Series B
                                                                --------                   --------
                                                         Shares         Amount       Shares     Amount          Shares       Amount
                                                         ------         ------       ------     ------          ------       ------

Contribution of Capital                                   --      $     --            --      $     --            --      $     --

Net loss for the period ended December 31, 1996           --            --            --            --            --            --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1996                             --            --            --            --            --            --
  Net loss and capital contributions for the
  period January 1, 1997 to May 15, 1997                  --            --            --            --            --            --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at May 15, 1997                                  --            --            --            --            --            --

Issuance of common stock                                  --            --            --            --       6,312,833         6,313
Effect of recapitalization and merger                     --            --            --            --      29,687,178        29,687
Cost associated with recapitalization
and merger                                                --            --            --            --            --            --

Net loss for the period May 16, 1997 to
December 31, 1997                                         --            --            --            --            --            --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1997                             --            --            --            --      36,000,000        36,000
Issuance of common stock                                  --            --            --            --         875,020           875
Costs associated with common stock issuance               --            --            --            --            --            --
Options issued to consultants                             --            --            --            --            --            --

Net loss for the year ended
December 31, 1998                                         --            --            --            --            --            --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1998                             --            --            --            --      36,875,020        36,875
Exercise of stock options                                 --            --            --            --           4,500             5
Issuance of warrants and options                          --            --            --            --            --            --
Issuance of common stock                                  --            --            --            --         503,866           504
Issuance of preferred stock                             12,015           120          --            --            --            --
Net loss for the year ended
December 31, 1999                                         --            --            --            --            --            --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1999                           12,015           120          --            --      37,383,386        37,384
Amortization of unearned consulting expense               --            --            --            --            --            --
Stock option compensation                                 --            --            --            --            --            --
Issuance of warrants and options                          --            --            --            --            --            --
Issuance of preferred stock dividend-Series A              841             8          --            --            --            --
Issuance of preferred stock-Series B                      --            --         337,056         3,370          --            --
Net loss for six months ended
June 30, 2000                                             --            --            --            --            --            --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at June 30, 2000                               12,856           128       337,056         3,370    37,383,386        37,384


                                                                                            Deficit
                                                                                        Accumulated
                                                          Unearned      Additional       During the
                                         Members'       Consulting         Paid-in      Development
                                         Capital           Expense         Capital            Stage          Total
- ----------------------------------------------------------------------------------------------------------------------

Contribution of Capital                  7,268            $     -          $     -          $   -          $ 7,268

Net loss for the period ended
December 31, 1996                       (1,779)                 -                -              -          (1,779)
- ----------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1996            5,489                  -                -              -           5,489
  Net loss and capital
  contributions for the
  period January 1, 1997 to
  May 15, 1997                           3,511                  -                -         (3,511)              -
- ----------------------------------------------------------------------------------------------------------------------
BALANCE, at May 15, 1997                 9,000                  -                -         (3,511)          5,489

Issuance of common stock                     -                  -        1,797,137              -       1,803,450
Effect of recapitalization and merger   (9,000)                 -        1,181,500          1,732       1,203,919
Cost associated with recapitalization
and merger                                   -                  -         (371,111)             -        (371,111)

Net loss for the period
May 16, 1997 to December 31, 1997            -                  -                -       (554,702)       (554,702)
- ----------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1997                -                  -        2,607,526       (556,481)      2,087,045
Issuance of common stock                     -                  -        6,999,125              -       7,000,000
Costs associated with common
stock issuance                               -                  -          (50,000)             -         (50,000)
Options issued to consultants                -                  -           45,446              -          45,446
Net loss for the year ended
December 31, 1998                            -                  -                -     (1,973,913)     (1,973,913)
- ----------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1998                -                  -        9,602,097     (2,530,394)      7,108,578
Exercise of stock options                    -                  -           50,058              -          50,063
Issuance of warrants and options             -         (1,585,575)       3,664,749              -       2,079,174
Issuance of common stock                     -                  -        6,082,150              -       6,082,654
Issuance of preferred stock                  -                  -       11,578,839              -      11,578,959
Net loss for the year ended
December 31, 1999                            -                  -                -     (6,052,841)     (6,052,841)
- ----------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1999                -         (1,585,575)      30,977,893     (8,583,235)     20,846,587
Amortization of unearned consulting expense  -          1,221,788          142,650              -       1,364,438
Stock option compensation                    -                  -           45,827              -          45,827
Issuance of preferred stock
dividend-Series A                            -                  -               (8)             -               -
Issuance of preferred stock-Series B         -                  -        5,272,970              -       5,276,340
Net loss for six months ended
June 30, 2000                                -                  -                -     (4,987,145)     (4,987,145)
- ----------------------------------------------------------------------------------------------------------------------
Balance, at June 30, 2000                    -           (363,787)      36,439,332    (13,570,380)     22,546,047
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

3.     EQUITY TRANSACTIONS

       Common Stock. The Company is subject to nine sets of registration rights agreements covering 2,204,174 shares of the Company's Common Stock, warrants that have vested covering the Company's Common Stock and Common Stock issuable upon conversion of the Company's Series A Preferred. All of the agreements contain piggyback registration rights and five contain demand registration rights upon the occurrence of certain events and subject to various terms and conditions. Of the 2,204,174 shares 629,780 shares are entitled to piggyback registration only and 1,574,394 are entitled to both demand and piggyback registration. Warrants that have vested covering 1,015,000 shares of the Company's Common Stock have weighted average anti-dilutive rights.

       Series B Preferred. In February 2000, the Company completed a private placement of its Series B convertible preferred stock ("Series B"). The Company received cash proceeds, net of related expenses, of $5,276,340 in exchange for 337,056 shares of the Series B stock. The Series B has an annual dividend rate of 6%. Such dividends are to be cumulative, shall compound on an annual basis and are payable annually by the issuance of additional preferred Series B stock. The Company has a deficit. As a result, the dividends have been recorded against paid-in capital. The Series B is subordinate to the Series A preferred stock.

         Subject to the senior liquidation preference of the Series A Preferred stockholder, and the liquidation preference of any senior or PARI PASSU securities created by the Company in the future with the requisite consent of the holders of Series B Preferred, each share of Series B Preferred is entitled to a liquidation preference equal to $16.88 per share, before any amounts are paid on the Common Stock on liquidation. If the Company is acquired by another entity or sells all or substantially all of its assets, and if they pay an amount equal to the liquidation preference of the Series A Preferred and any other senior security, holders of Series B Preferred will be entitled to receive the liquidation preference unless the stockholders prior to the transaction hold at least 50% of the voting power of the surviving or acquiring entity or if the holders of a majority of Series B Preferred agree by vote or written consent to exclude the acquisition or sale from this provision.

         Each share of Series B Preferred has the number of votes equal to the number of shares of Common Stock into which the share of Series B Preferred would be convertible, and is entitled to vote together with the Common Stock. Certain matters, such as an amendment to the terms of the Series B Preferred Certificate of Designation or a change in the preferences or any relative or other rights of the Series B Preferred (except for issuance of a special senior security), may have to be approved by a majority of the holders of Series B Preferred voting as a separate class. This right is subject to the Company's ability to require mandatory conversion of Series B Preferred if a "special senior security" (discussed below) is not approved.

         Holders of Series B Preferred may convert shares of Series B Preferred into Common Stock at any time, according to the following formula:

--------------------------------------------------------------------------------
IF THE CONVERSION TAKES                EACH SHARE OF SERIES B PREFERRED CONVERTS
PLACE:                                 INTO:
--------------------------------------------------------------------------------
On or before 12/31/00                  1.0 shares of Common Stock
--------------------------------------------------------------------------------
1/1/01 - 12/31/01                      1.2 shares of Common Stock
--------------------------------------------------------------------------------
1/1/02 and thereafter                  1.4 shares of Common Stock
--------------------------------------------------------------------------------

The conversion ratio is subject to adjustment for certain dilutive events, including issuance of Common Stock or equivalent securities at less than $16.88 per share.

The Company may require holders of Series B Preferred to convert their shares into Common Stock (at the same ratios that would apply for a voluntary conversion, except as described in the second and third bullet points below) in connection with any of the following events:

        - If the holders of a majority of the Series B Preferred approve a mandatory conversion;

        - Immediately prior to a firm commitment, underwritten public offering of the Company's Common Stock in which they receive $20 million or more in gross proceeds (however, if a public offering occurs before December 31, 2000, the conversion ratio will be the ratio in effect for the year 2001);

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

5.     JOINT VENTURE/INVESTMENT IN AFFILIATE

       The following is summarized financial information for the joint venture Sentigen at June 30, 2000:

                                                                  June 30, 2000
-------------------------------------------------------------------------------
License purchased from Elan                                     $    15,000,000

Total assets                                                         15,000,000
===============================================================================

Due to affiliates                                                     1,715,526
Total shareholders' equity                                           13,284,474
-------------------------------------------------------------------------------

Total liabilities and equity                                         15,000,000
===============================================================================

Research and development expense                                      1,333,486
-------------------------------------------------------------------------------

Net loss                                                        $     1,333,486
===============================================================================


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

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Photogen Technologies, Inc.


                               By: /s/ Taffy J. Williams
                                  ------------------------------
Date:  November 27, 2000           Taffy J. Williams, Ph.D., President and
                                   Chief Executive Officer

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

  +3.4     Bylaws of Photogen Technologies, Inc. (Filed as exhibit 3.2 to the
           Company's Current Report on Form 8-K dated May 17, 2000.)

  +3.5     Charter of Photogen, Inc. (Filed as exhibit 3.3 to the Company's
           Registration Statement on Form 10-SB dated December 24, 1997.)

  +3.6     Amended and Restated Bylaws of Photogen, Inc. (Filed as exhibit
           3.3 to the Company's Current Report on Form 8-K dated May 17,
           2000.)

 +27       Financial Data Schedule. (Filed as Exhibit 27 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

+  Incorporated by reference from the filing indicated.