Form 10KSB40/A
period 1999-12-31
PHOTOGEN TECHNOLOGIES INC
filed 2001-01-08
CIK 761237

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

                                            /s/ BDO Seidman, LLP

Chicago, Illinois
February 25, 2000

                            CONSOLIDATED BALANCE SHEETS




DECEMBER 31,                                                                               1998             1999
------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                  $       652,226  $     1,681,773
     Restricted cash (Note 5(b))                                                              -          100,000
     United States Treasury Notes, total face value $5,660,000 and
         $5,470,000, respectively                                                     5,682,105        5,472,564
     Interest receivable                                                                121,471           84,327
     Prepaid consulting expense (Note 5(a))                                                   -        1,585,575
     Prepaid expenses                                                                   435,395          531,710
     Deferred offering costs (Note 9)                                                         -           59,000
------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                  6,891,197        9,514,949
------------------------------------------------------------------------------------------------------------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, less accumulated
     depreciation of $129,004 and $393,692, respectively (Note 4(a))                  1,169,388        1,279,441

PATENT COSTS, net of amortization of $17,361                                                  -          482,639

DEPOSIT                                                                                       -           29,370

INVESTMENT IN AND ADVANCES TO AFFILIATE (Notes 3 and 8)                                       -       11,998,430
------------------------------------------------------------------------------------------------------------------



                                                                                $     8,060,585  $    23,304,829
==================================================================================================================


                                                     CONSOLIDATED BALANCE SHEETS


DECEMBER 31,                                                                               1998              1999
--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                           $       804,248    $      833,163
     Current portion of obligation under capital leases (Note 4(a))                     111,769            21,148
--------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                               916,017           854,311

OBLIGATION UNDER CAPITAL LEASES (Note 4(a))                                              35,990            18,356
--------------------------------------------------------------------------------------------------------------------

COMMITMENTS (Note 4)

SHAREHOLDERS' EQUITY (Notes 2, 3, 5 and 6)
     Preferred stock; par value $.01 per share; 5,000,000 shares authorized including:
           Series A preferred stock; 12,015 shares authorized
              and outstanding, liquidation preference $1,000 per
              share ($12,015,000 in aggregate)                                                -               120
     Common stock; par value $.001 per share; 150,000,000 shares authorized; 36,875,020 and 37,383,386 shares issued and
         outstanding                                                                     36,875            37,384
     Additional paid-in capital                                                       9,602,097        30,977,893
     Deficit accumulated during the development stage                                (2,530,394)       (8,583,235)
--------------------------------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                                            7,108,578        22,432,162
--------------------------------------------------------------------------------------------------------------------

                                                                                $     8,060,585    $   23,304,829
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
==================================================================================================

                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                   Preferred Stock               Common Stock
                                              --------------------------  --------------------------
                                                   Shares      Amount       Shares          Amount
----------------------------------------------------------------------------------------------------
Contribution of capital                                 - $         -            -   $           -
Net loss for the period ended
     December 31, 1996                                  -           -            -               -
----------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1996                           -           -            -               -

     Net loss for the Period January 1, 1997 to
         May 15, 1997                                   -           -            -               -
     Capital contribution                               -           -            -               -
----------------------------------------------------------------------------------------------------

BALANCE, at May 15, 1997                                -           -            -               -

     Issuance of common stock                           -           -    6,312,833           6,313
     Effect of recapitalization and merger              -           -   29,687,167          29,687
     Cost associated with recapitalization
         and Merger                                     -           -            -               -
     Net loss for the period May 16, 1997
         to December 31, 1997                           -           -            -               -
----------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1997                           -           -   36,000,000          36,000

     Issuance of common stock                           -           -      875,020             875
     Costs associated with common stock
         Issuance                                       -           -            -               -
     Options issued to consultants                      -           -            -               -
     Net loss for the year ended
         December 31, 1998                              -           -            -               -
----------------------------------------------------------------------------------------------------


                                                                                     Deficit
                                                                                 Accumulated
                                                                 Additional       During the
                                                 Members'           Paid-in      Development
                                                  Capital           Capital            Stage          Total
-------------------------------------------------------------------------------------------------------------
Contribution of capital                      $      7,268     $           -   $            -   $      7,268
Net loss for the period ended
     December 31, 1996                             (1,779)                -                -         (1,779)
-------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1996                       5,489                 -                -          5,489

     Net loss for the Period January 1, 1997 to
         May 15, 1997                                   -                 -           (3,511)        (3,511)
     Capital contribution                           3,511                 -                -          3,511
-------------------------------------------------------------------------------------------------------------

BALANCE, at May 15, 1997                            9,000                 -           (3,511)         5,489

     Issuance of common stock                           -         1,797,137                -      1,803,450
     Effect of recapitalization and merger         (9,000)        1,181,500            1,732      1,203,919
     Cost associated with recapitalization
         and Merger                                     -          (371,111)               -       (371,111)
     Net loss for the period May 16, 1997
         to December 31, 1997                           -                 -         (554,702)      (554,702)
-------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1997                           -         2,607,526         (556,481)     2,087,045

     Issuance of common stock                           -         6,999,125                -      7,000,000
     Costs associated with common stock
         Issuance                                       -           (50,000)               -        (50,000)
     Options issued to consultants                      -            45,446                -         45,446
     Net loss for the year ended
         December 31, 1998                              -                 -       (1,973,913)    (1,973,913)
-------------------------------------------------------------------------------------------------------------

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
--------------------------------------------------------------------------------------------------


                                                                                          Deficit
                                                                                      Accumulated
                                                                    Additional         During the
                                                   Members'            Paid-in        Development
                                                    Capital            Capital              Stage           Total
-------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1998                  $          -      $   9,602,097   $     (2,530,394)  $   7,108,578

     Exercise of stock options                            -             50,058                  -          50,063
     Issuance of warrants and options                     -          3,664,749                  -       3,664,749
     Issuance of common stock                             -          6,082,150                  -       6,082,654
     Issuance of preferred stock                          -         11,578,839                  -      11,578,959
     Net loss for the year ended December 31,
         1999                                             -                  -         (6,052,841)     (6,052,841)
-------------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1999                  $          -      $  30,977,893   $     (8,583,235)  $  22,432,162
-------------------------------------------------------------------------------------------------------------------


                                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                       Cumulative
                                                                                                          Amounts
                                                                                                             From
                                                                                                      November 3,
                                                                                                             1996
                                                           Year Ended            YEAR ENDED        (Inception) to
                                                         December 31,          DECEMBER 31,          December 31,
                                                                 1998                  1999                  1999
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                       $      (1,973,913)    $      (6,052,841)   $       (8,583,235)
     Depreciation and amortization                            148,761               282,049               448,388
     Loss on sale of marketable securities                      9,238                     -               (18,503)
     United States Treasury Notes
         amortization                                          22,364                24,914                55,052
     Stock option compensation                                 45,446               381,321               426,767
     Issuance of warrants in exchange for
         services rendered                                          -             1,043,466             1,043,466
     Loss from investment in affiliate                              -               306,029               306,029
     Changes in operating assets and
         liabilities
         Prepaid expenses                                    (427,231)              (96,315)             (531,710)
         Interest receivable                                 (100,069)               37,144               (84,832)
         Accounts payable                                     686,015               (21,085)              783,163
-------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                      (1,589,389)           (4,095,318)           (6,155,415)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of marketable securities                            400,000                     -             2,164,464
     Purchases of marketable securities                             -                     -            (2,182,967)
     Purchases of United States Treasury
         Notes                                            (14,516,754)           (5,475,373)          (22,037,003)
     Sales of United States Treasury Notes                 10,343,698             5,660,000            17,643,548
     Purchase of equipment and leasehold
         improvements                                        (877,459)             (374,741)           (1,381,429)
     Costs to acquire patent                                        -              (150,000)             (187,335)
     Investment in and advances to affiliate                        -           (12,304,459)          (12,304,459)
     Increase in restricted cash                                    -              (100,000)             (100,000)
     Increase in deposit                                            -               (29,370)              (29,370)
-------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                      (4,650,515)          (12,773,943)          (18,414,551)
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
===================================================================================================================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
     1999
       $300,000 of patent costs were paid through the issuance of common stock. Warrants issued in exchange for consulting services of $2,629,041.
     1998
       Equipment purchased under capital leases amounted to $209,165.

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

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.      EQUITY TRANSACTIONS        (a)      The Company applies the recognition
                                            provisions of Statement of
                                            Financial Accounting Standards
                                            ("SFAS") No. 123 "Accounting for
                                            Stock-Based Compensation" (SFAS
                                            123) in accounting for stock
                                            options issued to nonemployees.
                                            During 1999, the Company issued
                                            10,000 options and 502,000
                                            warrants for common stock in
                                            exchange for consulting services
                                            rendered. The warrants are
                                            immediately exerciseable and the
                                            options vest over five years. As
                                            the fair market value of these
                                            services was not readily
                                            determinable, these services were
                                            valued based on the fair market
                                            value for the options issued
                                            which ranged from $5.22 to $9.52.
                                            Fair market value was determined
                                            using the Black-Scholes option
                                            pricing model. Consulting costs
                                            charged to operations were
                                            approximately $45,000 in 1998 and
                                            $1,200,000 in 1999. $1,585,575
                                            has been classified as prepaid
                                            consulting expense as this amount
                                            represents payment for services to
                                            be provided through August of 2000.

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

                                   (e)      COMMON STOCK - The Company is
                                            subject to eight sets of
                                            registration rights agreements
                                            covering 1,692,546 shares of the
                                            Company's Common Stock, warrants
                                            that have vested covering the
                                            Company's Common Stock and Common
                                            Stock issuable upon conversion of
                                            the Company's Series A Preferred.
                                            All of the agreements contain
                                            piggyback registration rights and
                                            four contain demand registration
                                            rights upon the occurrence of
                                            certain events and subject to
                                            various terms and conditions. Of
                                            the 1,692,546 shares, 576,665
                                            shares are entitled to piggyback
                                            registration only and 1,115,881
                                            are entitled to both demand and
                                            piggyback registration. Warrants
                                            that have vested covering 500,000
                                            shares of the Company's Common
                                            Stock have weighted average
                                            anti-dilution rights.

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

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                   Information with respect to the Plan follows:


                                  YEAR ENDED DECEMBER 31,                                1998              1999
                                  ------------------------------------------------------------------------------
                                  Options outstanding at beginning of
                                      year                                                  -            92,500
                                  Options granted                                      92,500         1,117,500
                                  Options exercised                                         -            (4,500)
                                  --------------------------------------------------------------------------------

                                  Options outstanding at end of year                   92,500         1,205,500
                                  ================================================================================

                                  Options prices per share granted           $    11.13-15.06  $     9.38-19.38
                                  ================================================================================

                                  Weighted average exercise price
                                      Options granted                        $          12.24  $          11.83
                                      Options exercised                                     -             11.13
                                      Options outstanding at end of
                                           year                                         12.24             11.94
                                      Options exercisable at end of
                                           year                                             -              9.88


                                              Options Outstanding                     Options Exercisable
                                   --------------------------------------------------------------------------------
                                                                   Weighted                             Weighted
                                                                   Average                               Average
                                                     Number       Remaining                 Number       Remaining
                                       Range of  Outstanding at   Contractual  Range of  Outstanding at Contractual
                                       Exercise    December 31,      Life      Exercise    December 31,    Life
                                        Price         1999         (Years)      Price        1999         (Years)
                                   --------------------------------------------------------------------------------
                                    $9.38-11.13       805,500        9.9       $9.38-11.13   81.000        9.9
                                   $12.75-19.38       400,000        9.9      $12.75-19.38   8.000         9.0

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

DATE: JANUARY 8, 2001                   PHOTOGEN TECHNOLOGIES, INC.

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