Form 10-Q/A
period 2000-09-30
PHOTOGEN TECHNOLOGIES INC
filed 2001-01-08
CIK 761237

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

         ITEM 1.  LEGAL PROCEEDINGS..........................................13
         ITEM 5.  OTHER INFORMATION .........................................14


                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                All amounts in $

                                                                           September 30, 2000      December 31, 1999
                                                                               (Unaudited)            (Audited)
                                                                           ------------------      ------------------
                                                     ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                             $   360,917           $ 1,681,773
         Restricted cash                                                                --               100,000
         Interest receivable                                                       100,997                84,327
         Prepaid consulting expense                                              1,402,400             1,585,575
         Prepaid expenses                                                          136,800               590,710
         United States Treasury Notes, Total
            Face Value $6,695,000 and
            $5,470,000, respectively                                             6,690,452             5,472,564
                                                                              ------------           -----------
         TOTAL CURRENT ASSETS                                                  $ 8,691,566           $ 9,514,949

EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                           $ 1,432,704           $ 1,279,441
DEPOSITS                                                                           529,370                29,370
INTANGIBLE ASSETS                                                                  451,390               482,639
INVESTMENT IN AND ADVANCES TO AFFILIATE                                         11,231,787            11,998,430
                                                                              ------------          ------------
              TOTAL ASSETS                                                     $22,336,817           $23,304,829
                                                                               ===========           ===========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts Payable                                                         $297,654           $   833,163
         Accrued restructuring                                                     202,000
         Current portion of obligations under
               capital leases                                                       16,144                21,148
                                                                                ----------           -----------
              TOTAL CURRENT LIABILITIES                                           $515,798               854,311
                                                                                  --------           -----------
OBLIGATION UNDER CAPITAL LEASES                                                      4,770           $    18,356

SHAREHOLDERS' EQUITY
         Preferred stock; par value
         $.01 per share; 5,000,000
         shares authorized including:                                                   --                    --

            Series A preferred stock; 12,856 and 12,015 shares authorized at
              September 30, 2000 and December 31, 1999 respectively; 12,856 and
              12,015 issued and outstanding at September 30, 2000 and December
              31, 1999 respectively, liquidation preference $1,000 per share
              (in aggregate $12,856,000 at September 30, 2000 and $12,015,000 at
              December 31, 1999)                                                       128                   120

            Series B preferred stock; 402,000 shares authorized; 337,056 issued and outstanding at September 30, 2000, liquidation preference
              $16.88 per share (in aggregate $5,689,505)                             3,370                    --

         Common stock; par value $.001 per share; 150,000,000 shares
           authorized; 37,383,386 shares issued and outstanding                     37,384                37,384

         Additional paid-in capital                                             38,042,246            30,977,893
         Deficit accumulated during development stage after
           recapitalization                                                    (16,266,879)           (8,583,235)
                                                                               -----------            ----------

              TOTAL SHAREHOLDERS' EQUITY                                        21,816,249            22,432,162
                                                                               -----------           -----------

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                                      $22,336,817           $23,304,829
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



NET LOSS APPLICABLE TO COMMON
      SHAREHOLDERS


BASIC AND DILUTED NET
      LOSS PER COMMON SHARE


WEIGHTED AVERAGE
      NUMBER OF COMMON SHARES OUTSTANDING

                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                                All amounts in $

                                                                      Nine Months
                                                    Nine Months          Ended           Cumulative
                                                        Ended         September 30,     Amounts From
                                                 September 30, 2000        1999        November 3, 1996
                                                    (Unaudited)        (Unaudited)        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

      Net income (loss)                            $ (7,683,644)     $ (3,461,846)     $(16,266,879)
      Depreciation and Amortization                     322,194           154,684           770,077
      United States Treasury Notes
        Amortization                                      7,112            24,642            62,164
      Loss (gain) on Securities                              --              --             (18,503)
      Stock Option Compensation                          68,741           405,778           495,508
      Issuance of warrants in exchange
        for services rendered                         1,905,825                --         2,949,291
      Loss from investment in affiliate                 673,095                --           979,124
Changes in operating assets and liabilities:
      Prepaid expense                                   453,910          (305,892)         (136,800)
      Interest receivable                               (16,670)           78,533          (100,997)
      Accounts payable                                 (485,509)          233,994           297,654
      Accrued restructuring                             202,000                --           202,000
                                                   ------------      ------------      ------------

      NET CASH USED IN OPERATING ACTIVITIES          (4,552,946)       (2,870,107)      (10,767,361)
                                                   ------------      ------------      ------------

INVESTING ACTIVITIES
      Sale of marketable securities                          --                --         2,164,464
      Purchase of marketable securities                      --                --        (2,182,967)
      Purchase of United States Treasury Notes      (11,045,000)       (1,058,353)      (33,082,003)
      Sale of United States Treasury Notes            9,820,000         4,502,048        27,463,548
      Purchase of capital assets                       (444,208)         (204,875)       (1,825,637)
      Patent cost                                       (50,000)         (100,000)         (237,335)
      Investment in and advances to affiliate            93,548                --       (12,210,911)
      Decrease in restricted cash                       100,000                --                --
      Increase in deposits                             (500,000)               --          (529,370)
                                                   ------------      ------------      -------------

       NET CASH (USED IN) PROVIDED BY
       INVESTING ACTIVITIES                          (2,025,660)        3,138,820       (20,440,211)
                                                   ------------      ------------      ------------
FINANCING ACTIVITIES
      Net proceeds from issuance of equity            5,276,340                --        30,298,716
      Proceeds from capital contributions by                 --
         shareholders                                        --                --         1,911,674
      Cost of recapitalization                                                 --          (371,111)
      Principal payments on capital lease
         obligations                                    (18,590)         (103,876)         (270,790)
                                                   ------------      ------------      ------------

      NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                            5,257,750          (103,876)       31,568,489
                                                   ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                              (1,320,856)          164,837           360,917

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                1,681,773           652,226                --
                                                   ------------      ------------      ------------

CASH AND CASH
   EQUIVALENTS AT END OF PERIOD                    $    360,917      $    817,063      $    360,917
                                                   ============      ============      ============

  Supplemental Schedule of Noncash Financing Activities.
  Warrants issued in exchange for consulting services of $1,722,650 in 2000.

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
- ----------------------------------------------------------------------------------------------------------------------------------




                                                                            Deficit
                                                                        Accumulated
                                                        Additional       During the
                                         Members'          Paid-in      Development
                                         Capital           Capital            Stage          Total
-------------------------------------------------------------------------------------------------------

Contribution of Capital                  7,268         $         -   $          -     $     7,268

Net loss for the period ended           (1,779)                  -              -          (1,779)
December 31, 1996
- ------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1996            5,489                   -              -           5,489
  Net loss for the period                    -                   -         (3,511)         (3,511)
  January 1, 1997 to May 15, 1997
  Capital contribution                   3,511                   -              -           3,511
- ------------------------------------------------------------------------------------------------------
BALANCE, at May 15, 1997                 9,000                   -         (3,511)          5,489

Issuance of common stock                     -           1,797,137              -       1,803,450
Effect of recapitalization and merger   (9,000)          1,181,500          1,732       1,203,919
Cost associated with recapitalization
and merger                                   -            (371,111)             -        (371,111)

Net loss for the period                      -                   -       (554,702)       (554,702)
May 16, 1997 to December 31, 1997
- ------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1997                -           2,607,526       (556,481)      2,087,045
Issuance of common stock                     -           6,999,125              -       7,000,000
Costs associated with common                 -             (50,000)             -         (50,000)
stock issuance
Options issued to consultants                -              45,446              -          45,446
Net loss for the year ended
December 31, 1998                            -                   -     (1,973,913)     (1,973,913)
- ------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1998                -           9,602,097     (2,530,394)      7,108,578
Exercise of stock options                    -              50,058              -          50,063
Issuance of warrants and options             -           3,664,749              -       3,664,749
Issuance of common stock                     -           6,082,150              -       6,082,654
Issuance of preferred stock                  -          11,578,839              -      11,578,959
Net loss for the year ended                  -                   -     (6,052,841)     (6,052,841)
December 31, 1999
- ------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1999                -          30,977,893     (8,583,235)     22,432,162
Stock option compensation                    -              68,741              -          68,741
Issuance of warrants                                     1,722,650              -       1,722,650
Issuance of preferred stock dividend -
   Series A                                  -                  (8)             -               -
Issuance of preferred stock-Series B         -           5,272,970              -       5,276,340
Net loss for nine months ended               -                  -      (7,683,644)     (7,683,644)
September 30, 2000
- ------------------------------------------------------------------------------------------------------
Balance, at September 30, 2000               -          38,042,246    (16,266,879)     21,816,249
- ------------------------------------------------------------------------------------------------------


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

3.     EQUITY TRANSACTIONS

       Common Stock. The Company is subject to six sets of registration rights agreements covering 2,204,174 shares of the Company's Common Stock, warrants that have vested covering the Company's Common Stock and Common Stock issuable upon conversion of the Company's Series A Preferred. All of the agreements contain piggyback registration rights and two contain demand registration rights upon the occurrence of certain events and subject to various terms and conditions. Of the 2,204,174 shares 629,780 shares are entitled to piggyback registration only and 1,574,394 are entitled to both demand and piggyback registration. Warrants that have vested covering 1,015,000 shares of the Company's Common Stock have weighted average anti-dilution rights.

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

        -       At any time after January 1, 2005.

4.  STOCK INCENTIVE PLANS

         In May 2000, the Board of Directors approved the Senior Executive Long Term Incentive Compensation Plan, which provides for the granting of options to acquire up to 3,000,000 shares to employees who are executive officers. In July 2000, this plan was amended to increase the number of shares reserved for stock options to 5,000,000. The Company has granted 4,000,000 options under this plan to two senior executives. In May 2000, the stockholders approved the 2000 Long Term Incentive Compensation Plan, which provides for the granting of options to acquire up to 2,000,000 shares to employees and consultants of the Company.

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

5.   RESTRUCTURING

         In September 2000, the Company recorded a restructuring charge of $202,000 relating to the closure of its operations in Westborough, Massachusetts. The restructuring charge includes accruals related to estimated employee costs and estimated lease termination costs. All employees at the Westborough facility were terminated. Employee costs were accrued for three employees pursuant to their termination letters. The restructuring charge is summarized as follows:



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
=====================================================================================

7.   WARRANTS

         In August 2000, the Company issued 500,000 warrants for common stock in exchange for consulting services rendered. The warrants are immediately exercisable. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value for the warrants. Fair market value of the warrants was $3.16 as determined using the Black-Scholes option pricing model. $1,402,400 has been classified as prepaid consulting expense as this amount represents payment for service to be provided through August 2001.

8.   BASIC AND DILUTED LOSS PER COMMON SHARE

         Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options, warrants and preferred stock as they are antidilutive. Potential common shares excluded from the calculation are 5,223,500 options, 1,149,724 warrants and 944,330 shares issuable upon the conversion of Series A and B Preferred Stock.

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

                                    Photogen Technologies, Inc.

                                    /s/ Taffy J. Williams
                                    ---------------------------------------
Date: January 8, 2001               Taffy J. Williams, Ph.D.,
                                    President and Chief Executive Officer


                                    /s/ Brooks Boveroux
                                    ---------------------------------------
                                    Brooks Boveroux, Senior Vice President -
                                    Finance and Chief Financial Officer
                                    (Principal Financial and Chief Accounting
                                    Officer)

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