Form 10KSB40/A
period 1999-12-31
PHOTOGEN TECHNOLOGIES INC
filed 2001-01-30
CIK 761237

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

         RESULTS OF OPERATIONS. We have not generated revenues from the sale of any proposed diagnostic or therapeutic products or other operations, and continue to experience losses. Our net loss increased from $1,973,913 in 1998 to $6,052,841 in 1999. Our research and development costs increased from $1,357,941 in 1998 to $2,889,215 in 1999. The increase in losses are attributable primarily to expenses related to pursuing patent protection for our technology, designing and acquiring equipment and engaging in animal studies and other research, research and development expenses, and other general and administrative costs. We expect to continue to incur increasing losses for at least the next several years as we intensify our research and development, preclinical and clinical testing, regulatory approval activities and engage in or provide for the manufacture and/or sale of any products that we may develop.

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

As discussed in Note 10, the 1999 financial statements have been restated to reflect the reclassification of stock issued to consultants as a prepaid asset, rather than an offset to equity.

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
====================================================================================================================

                                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                           Cumulative
                                                                                                              Amounts
                                                                                                                 From
                                                                                                          November 3,
                                                                                                                 1996
                                                                Year Ended            YEAR ENDED       (Inception) to
                                                              December 31,          DECEMBER 31,         December 31,
                                                                      1998                  1999                 1999
------------------------------------------------------------------------------------------------------------------------
Operating Expenses (Notes 4, 5 and 7)
     Research and development                           $        1,357,941    $        2,889,213    $       4,655,320
     General and administrative                                  1,008,571             3,037,392            4,301,413
------------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                         2,366,512             5,926,607            8,956,733
LOSS FROM JOINT VENTURE (NOTE 3)                                         -              (306,029)            (306,029)
INVESTMENT INCOME                                                  392,599               179,795              679,527
------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                        (1,973,913)           (6,052,841)          (8,583,235)

DIVIDENDS ON PREFERRED STOCK (Note 3)                                    -              (220,677)
--------------------------------------------------------------------------------------------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                      (1,973,913)           (6,273,518)
==================================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE                 $             (.05)   $             (.17)
==================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING - BASIC AND DILUTED                     36,692,708            36,983,707
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

       RESEARCH AND                Research and development costs are charged to
       DEVELOPMENT                 expense when incurred. Research and
                                   development costs were approximately
                                   $1,357,941 in 1998 and $2,889,215 in 1999.

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

10.     RECLASSIFICATION           The financial statements as of December
                                   31, 1999 have been reclassified to reflect
                                   $1,585,575 of unearned compensation cost as a prepaid asset rather than an offset to stockholders' equity. There was no such unearned compensation as of December 31, 1998. The reclassification had no effect on the results of operations for the year ended December 31, 1999.

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

DATE: JANUARY 29, 2001                  PHOTOGEN TECHNOLOGIES, INC.

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