Form 10-Q/A
period 2000-03-31
PHOTOGEN TECHNOLOGIES INC
filed 2001-01-30
CIK 761237

================================================================================

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

         ITEM 5.  OTHER INFORMATION ........................................10
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................14


                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                All amounts in $

                                                                             March 31, 2000       December 31, 1999
                                                                               (Unaudited)            (Audited)
                                                                             -------------        -----------------
                                                     ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                              $1,007,820           $ 1,681,773
         Restricted cash                                                            50,000               100,000
         Interest receivable                                                       110,097                84,327
         Prepaid consulting expense                                              1,051,950             1,585,575
         Prepaid expenses                                                          338,542               590,710
         United States Treasury Notes, Total
            Face Value $9,420,000 and
            $5,470,000, respectively                                             9,415,151             5,472,564
                                                                              ------------           -----------
         TOTAL CURRENT ASSETS                                                  $11,973,560           $ 9,514,949

EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                           $ 1,453,412           $ 1,279,441
DEPOSITS                                                                           529,370                29,370
INTANGIBLE ASSETS                                                                  472,223               482,639
INVESTMENT IN AND ADVANCES TO AFFILIATE                                         11,849,768            11,998,430
                                                                              ------------          ------------
              TOTAL ASSETS                                                     $26,278,333           $23,304,829
                                                                               ===========           ===========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts Payable                                                         $800,389           $   833,163
         Current portion of obligations under
               capital leases                                                       15,486                21,148
                                                                                ----------           -----------
              TOTAL CURRENT LIABILITIES                                           $815,875               854,311
                                                                                  --------           -----------
OBLIGATION UNDER CAPITAL LEASES                                                     18,356           $    18,356
                                                                                ==========           ===========

SHAREHOLDERS' EQUITY
         Preferred stock; par value
         $.01 per share; 5,000,000
         shares authorized including:                                                   -                    -

            Series A preferred stock; 12,015 shares authorized; 12,015 issued and outstanding at March 31, 2000 and December 31, 1999
            liquidation preference $1,000 per share (in aggregate $12,015,000)         120                   120

            Series B preferred stock; 402,000 shares authorized;
            337,056 issued and outstanding at March 31, 2000 and December 1999
            liquidation preference $16.88 per share (in aggregate $5,689,505)        3,370                     -

         Common stock; par value $.001
         per share; 150,000,000 shares authorized; 37,383,386 shares
         issued and outstanding                                                     37,384                37,384

         Additional paid-in capital                                             36,416,427            30,977,893
         Deficit accumulated during
         development stage after
         recapitalization                                                      (11,013,199)           (8,583,235)
                                                                              ------------           -----------

              TOTAL SHAREHOLDERS' EQUITY                                           165,564            22,432,162
                                                                              ------------           -----------

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                                      $26,278,333           $23,304,829
                                                                               ===========           ===========

                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                All amounts in $




                                                Three Months Ended    Three Months Ended       Cumulative Amounts
                                                   March 31, 2000        March 31, 1999      From November 3, 1996
                                                     (Unaudited)          (Unaudited)            (Unaudited)



OPERATING EXPENSES
      Research and development                    $     757,497         $      524,764              5,412,817
      General and administrative                      1,315,249                376,006              5,616,662
                                                  -------------         --------------           ------------

TOTAL OPERATING EXPENSES                              2,072,746                900,770             11,029,479

INCOME/(LOSS) FROM JOINT VENTURE                       (459,004)                  --                 (765,033)

INVESTMENT INCOME                                       101,786                 72,020                781,313
                                                  -------------         --------------           ------------

NET LOSS                                           $ (2,429,964)          $   (828,750)          $(11,013,199)
                                                                                                 ============

DIVIDENDS ON PREFERRED STOCK                           (303,974)                  --
                                                   ------------           ------------


NET LOSS APPLICABLE TO COMMON
      SHAREHOLDERS                                 $ (2,733,938)          $   (828,750)
                                                   ============           ============

BASIC AND DILUTED NET
      LOSS PER COMMON SHARE                        $       (.07)          $       (.02)
                                                   ============           ============

WEIGHTED AVERAGE
      NUMBER OF COMMON SHARES OUTSTANDING            37,383,386             36,875,020
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

         Holders of Series B Preferred may convert shares of Series B Preferred into Common Stock at any time, according to the following formula:


-----------------------       --------------------------------------------------
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

The Series B Preferred contains beneficial conversion features. Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, requires the issuer to assume that the holder will not convert the instrument until the time of the most beneficial conversion. As indicated in the above table, the most beneficial conversion would occur after January 1, 2002. Using the conversion ratio at January 1, 2002 and the stock price at the date of issuance, the maximum beneficial conversion amount is $2,275,795. This amount will be recorded as additional preferred stock dividends over the period from issuance until January 1, 2002.

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

        - At any time after January 1, 2005.

4.       JOINT VENTURE/INVESTMENT IN AFFILIATE

         The following is summarized financial information for the joint venture Sentigen at March 31, 2000:



                                                                  March 31, 2000
--------------------------------------------------------------------------------
License purchased from Elan                                      $    15,000,000

Total assets                                                          15,000,000
================================================================================

Due to affiliates                                                      1,715,526
Total shareholders' equity                                            13,284,474
--------------------------------------------------------------------------------

Total liabilities and equity                                          15,000,000
================================================================================

Research and development expense                                         573,056
--------------------------------------------------------------------------------

Net loss                                                         $       573,056
================================================================================



5.       BASIC AND DILUTED LOSS PER COMMON SHARE

         Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options, warrants and preferred stock as they are antidilutive. Potential common shares excluded from the calculation are 1,205,000 options 617,000 warrants and 944,330 shares issuable upon the conversion of Series A and B Preferred Stock.

6.       RECLASSIFICATION

         The financial statements as of March 31, 2000 have been reclassified to reflect $1,051,950 of unearned compensation cost as a prepaid asset rather than an offset to stockholders' equity. The reclassification had no effect on the results of operations for the period ended March 31, 2000.

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

                           Photogen Technologies, Inc.


                           /s/ Taffy J. Williams
                           ---------------------------------------
Date:  January 29, 2001    Taffy J. Williams, Ph.D., President and
                           Chief Financial Officer



                           By: /s/ Brooks Boveroux
                           ---------------------------------------
                           Brooks Boveroux, Senior Vice
                           President-Finance and Chief
                           Financial Officer (Principal
                           Financial and Chief
                           Accounting Officer)

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