Form 10-Q/A
period 2000-06-30
PHOTOGEN TECHNOLOGIES INC
filed 2001-01-30
CIK 761237

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                All amounts in $

                                                                             June 30, 2000       December 31, 1999
                                                                               (Unaudited)            (Audited)
                                                                             -------------        -----------------
                                                     ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                              $  932,028           $ 1,681,773
         Restricted cash                                                                 -               100,000
         Interest receivable                                                        99,759                84,327
         Prepaid consulting expense                                                363,787             1,585,575
         Prepaid expenses                                                           78,763               590,710
         United States Treasury Notes, Total
            Face Value $7,720,000 and
            $5,470,000, respectively                                             7,716,032             5,472,564
                                                                              ------------           -----------
         TOTAL CURRENT ASSETS                                                  $ 9,190,369           $ 9,514,949

EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                           $ 1,532,001           $ 1,279,441
DEPOSITS                                                                           529,370                29,370
INTANGIBLE ASSETS                                                                  461,806               482,639
INVESTMENT IN AND ADVANCES TO AFFILIATE                                         11,645,797            11,998,430
                                                                              ------------          ------------
              TOTAL ASSETS                                                     $23,359,343           $23,304,829
                                                                               ===========           ===========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts Payable                                                         $421,477           $   833,163
         Current portion of obligations under
               capital leases                                                       17,742                21,148
                                                                                ----------           -----------
              TOTAL CURRENT LIABILITIES                                           $439,219               854,311
                                                                                ----------           -----------
OBLIGATION UNDER CAPITAL LEASES                                                     10,290           $    18,356

SHAREHOLDERS' EQUITY
         Preferred stock; par value
         $.01 per share; 5,000,000
         shares authorized including:                                                   -                    -

            Series A preferred stock; 12,856 and 12,015 shares
            authorized at June 30, 2000 and December 31, 1999
            respectively; 12,856 and 12,015 issued and outstanding at
            June 30, 2000 and December 31, 1999 respectively, liquidation basis of $1,000 per share (in aggregate $12,856,000 at
            June 30, 2000 and $12,015,000 at December 31, 1999.)                       128                   120

            Series B preferred stock; 402,000 shares authorized;
            337,056 issued and outstanding at June 30, 2000, liquidation
            basis of $16.88 per share (in aggregate $5,689,505.)                     3,370                     -

         Common stock; par value $.001
         per share; 150,000,000 shares authorized; 37,383,386 shares
         issued and outstanding                                                     37,384                37,384

         Additional paid-in capital                                             36,439,332            30,977,893
         Deficit accumulated during
         development stage after
         recapitalization                                                      (13,570,380)           (8,583,235)
                                                                              ------------           -----------

              TOTAL SHAREHOLDERS' EQUITY                                        22,909,834            22,432,162
                                                                              ------------           -----------

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                                      $23,359,343           $23,304,829
                                                                               ===========           ===========

                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                All amounts in $


                                                                                                                  Cumulative Amounts
                                         Three Months Ended Three Months Ended Six Months Ended Six Months Ended         From
                                            June 30, 2000     June 30, 1999      June 30, 2000   June 30, 1999     November 3, 1996
                                              (Unaudited)       (Unaudited)         (Unaudited)    (Unaudited)        (Unaudited)
                                              -----------       -----------         -----------    -----------        -----------
OPERATING EXPENSES
      Research and development              $    692,362      $    632,022       $  1,449,859         $  1,156,786   $  6,105,179
      General and administrative               1,396,736           438,653          2,711,985              814,659      7,013,398
                                            ------------      ------------       ------------         ------------   ------------

TOTAL OPERATING EXPENSES                       2,089,098         1,070,675          4,161,844            1,971,445     13,118,577

INCOME/(LOSS) FROM JOINT VENTURE                (609,105)             --           (1,068,109)                --       (1,374,138)

INVESTMENT INCOME                                141,022            47,287            242,808              119,307        922,335
                                            ------------      ------------       ------------         ------------   ------------

NET LOSS                                    $ (2,557,181)     $ (1,023,388)      $ (4,987,145)        $ (1,852,138)  $(13,570,380)
                                                                                                                     ============

DIVIDENDS ON PREFERRED STOCK                    (793,597)             --           (1,097,571)                --
                                            ------------      ------------       ------------         ------------

NET LOSS APPLICABLE TO COMMON
      SHAREHOLDERS                          $ (3,350,778)     $ (1,023,388)      $ (6,084,716)        $ (1,852,138)
                                            ============      ============       ============         ============

BASIC AND DILUTED NET
      LOSS PER COMMON SHARE                 $       (.09)     $       (.03)      $       (.16)        $       (.05)
                                            ============      ============       ============         ============

WEIGHTED AVERAGE
      NUMBER OF COMMON SHARES
      OUTSTANDING                             37,383,386        36,875,020         37,383,386           36,875,020
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
                                                                           ============          ============          ============

                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                        All amounts (except shares) in $


                                                         Preferred Stock             Preferred Stock            Common Stock
                                                         ---------------             ---------------            ------------
                                                                Series A                   Series B
                                                                --------                   --------
                                                         Shares         Amount       Shares     Amount          Shares       Amount
                                                         ------         ------       ------     ------          ------       ------
Contribution of Capital                                   --      $     --            --      $     --            --      $     --

Net loss for the period ended December 31, 1996           --            --            --            --            --            --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1996                             --            --            --            --            --            --
  Net loss and capital contributions for the
  period January 1, 1997 to May 15, 1997                  --            --            --            --            --            --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at May 15, 1997                                  --            --            --            --            --            --

Issuance of common stock                                  --            --            --            --       6,312,833         6,313
Effect of recapitalization and merger                     --            --            --            --      29,687,178        29,687
Cost associated with recapitalization
and merger                                                --            --            --            --            --            --

Net loss for the period May 16, 1997 to
December 31, 1997                                         --            --            --            --            --            --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1997                             --            --            --            --      36,000,000        36,000
Issuance of common stock                                  --            --            --            --         875,020           875
Costs associated with common stock issuance               --            --            --            --            --            --
Options issued to consultants                             --            --            --            --            --            --

Net loss for the year ended
December 31, 1998                                         --            --            --            --            --            --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1998                             --            --            --            --      36,875,020        36,875
Exercise of stock options                                 --            --            --            --           4,500             5
Issuance of warrants and options                          --            --            --            --            --            --
Issuance of common stock                                  --            --            --            --         503,866           504
Issuance of preferred stock                             12,015           120          --            --            --            --
Net loss for the year ended
December 31, 1999                                         --            --            --            --            --            --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1999                           12,015           120          --            --      37,383,386        37,384
Amortization of unearned consulting expense               --            --            --            --            --            --
Stock option compensation                                 --            --            --            --            --            --
Issuance of warrants and options                          --            --            --            --            --            --
Issuance of preferred stock dividend-Series A              841             8          --            --            --            --
Issuance of preferred stock-Series B                      --            --         337,056         3,370          --            --
Net loss for six months ended
June 30, 2000                                             --            --            --            --            --            --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at June 30, 2000                               12,856           128       337,056         3,370    37,383,386        37,384


                                                                           Deficit
                                                                       Accumulated
                                                       Additional       During the
                                         Members'         Paid-in      Development
                                         Capital          Capital            Stage          Total
-------------------------------------------------------------------------------------------------------
Contribution of Capital                  7,268            $     -          $   -          $ 7,268

Net loss for the period ended
December 31, 1996                       (1,779)                 -              -          (1,779)
-------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1996            5,489                  -              -           5,489
  Net loss and capital
  contributions for the
  period January 1, 1997 to
  May 15, 1997                           3,511                  -         (3,511)              -
-------------------------------------------------------------------------------------------------------
BALANCE, at May 15, 1997                 9,000                  -         (3,511)          5,489

Issuance of common stock                     -          1,797,137              -       1,803,450
Effect of recapitalization and merger   (9,000)         1,181,500          1,732       1,203,919
Cost associated with recapitalization
and merger                                   -           (371,111)             -        (371,111)

Net loss for the period
May 16, 1997 to December 31, 1997            -                  -       (554,702)       (554,702)
-------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1997                -          2,607,526       (556,481)      2,087,045
Issuance of common stock                     -          6,999,125              -       7,000,000
Costs associated with common
stock issuance                               -            (50,000)             -         (50,000)
Options issued to consultants                -             45,446              -          45,446
Net loss for the year ended
December 31, 1998                            -                  -     (1,973,913)     (1,973,913)
-------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1998                -          9,602,097     (2,530,394)      7,108,578
Exercise of stock options                    -             50,058              -          50,063
Issuance of warrants and options             -          3,664,749              -       3,644,749
Issuance of common stock                     -          6,082,150              -       6,082,654
Issuance of preferred stock                  -         11,578,839              -      11,578,959
Net loss for the year ended
December 31, 1999                            -                  -     (6,052,841)     (6,052,841)
-------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1999                -         30,977,893     (8,583,235)     22,432,162
Issuance of warrants and options             -            142,650              -         142,650
Stock option compensation                    -             45,827              -          45,827
Issuance of preferred stock
dividend-Series A                            -                 (8)             -               -
Issuance of preferred stock-Series B         -          5,272,970              -       5,276,340
Net loss for six months ended
June 30, 2000                                -                  -     (4,987,145)     (4,987,145)
-------------------------------------------------------------------------------------------------------
Balance, at June 30, 2000                    -         36,439,332    (13,570,380)     22,909,834
-------------------------------------------------------------------------------------------------------

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

3.     EQUITY TRANSACTIONS

       Common Stock. The Company is subject to nine sets of registration rights agreements covering 2,204,174 shares of the Company's Common Stock, warrants that have vested covering the Company's Common Stock and Common Stock issuable upon conversion of the Company's Series A Preferred. All of the agreements contain piggyback registration rights and five contain demand registration rights upon the occurrence of certain events and subject to various terms and conditions. Of the 2,204,174 shares 629,780 shares are entitled to piggyback registration only and 1,574,394 are entitled to both demand and piggyback registration. Warrants that have vested covering 649,724 shares of the Company's Common Stock have weighted average anti-dilutive rights.

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

The Series B Preferred contains beneficial conversion features. Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, requires the issuer to assume that the holder will not convert the instrument until the time of the most beneficial converion. As indicated in the above table, the most beneficial conversion would occur after January 1, 2002. Using the conversion ratio at January 1, 2002 and the stock price at the date of issuance, the maximum beneficial conversion amount is $2,275,795. This amount will be recorded as additional preferred stock dividends over the period from issuance until January 1, 2002. Through June 30, 2000 $444,353 has been recorded as additional dividends.

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

        -       At any time after January 1, 2005.

4.     STOCK INCENTIVE PLANS

       In May 2000, the shareholders approved a Senior Executive Long-Term Incentive Compensation Plan, which provides for the granting of up to 3,000,000 stock options to employees who are executive officers. Options granted may be either "incentive stock options," within the meaning of
Section 422A of the Internal Revenue Code, or nonqualified options. All 3,000,000 options were granted in May at an exercise price of $15.00 per share. The exercise price was the closing price quoted on the Nasdaq SmallCap Market on the date of the grant.

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
===============================================================================

6.     BASIC AND DILUTED LOSS PER COMMON SHARE

       Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options, warrants and preferred stock as they are antidilutive. Potential common shares excluded from the calculation are 4,205,000 options 649,724 warrants and 944,330 shares issuable upon the conversion of Series A and B Preferred Stock.

7.     RECLASSIFICATION

       The financial statements as of June 30, 2000 have been reclassified to reflect $363,787 of unearned compensation cost as a prepaid asset rather than an offset to stockholders' equity. The reclassification had no effect on the results of operations for the period ended June 30, 2000.

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

                               Photogen Technologies, Inc.


                               By: /s/ Taffy J. Williams
                                  ------------------------------
Date:  January 29, 2000           Taffy J. Williams, Ph.D., President and
                                   Chief Executive Officer

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