Form 10-Q/A
period 2000-09-30
PHOTOGEN TECHNOLOGIES INC
filed 2001-01-30
CIK 761237

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
                                                                               ===========           ===========

                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                All amounts in $


                                            Three Months Ended  Three Months Ended  Nine Months Ended  Nine Months Ended
                                            September 30, 2000  September 30, 1999  September 30, 2000 September 30, 1999
                                                (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)

OPERATING EXPENSES
      Research and development                 $  1,914,861       $    909,902       $  3,362,718       $  2,066,688
      General and administrative                  1,070,029            737,639          3,784,016          1,552,208
      Restructuring charges                         202,000               --              202,000               --
                                               ------------       ------------       ------------       ------------
Total Operating Expenses                          3,186,890          1,647,541          7,348,734          3,618,896

Income/(Loss) from joint venture                    395,013               --             (673,096)              --

Investment income                                    95,378             37,743            338,186            157,050

NET LOSS                                         (2,696,499)        (1,609,708)        (7,683,644)        (3,461,846)

DIVIDENDS ON PREFERRED STOCK                       (659,820)              --           (1,757,391)              --
                                               ------------       ------------       ------------       ------------

NET LOSS APPLICABLE TO COMMON
      SHAREHOLDERS                             $ (3,356,319)      $ (1,609,708)      $ (9,441,035)      $ (3,461,846)
                                               ============       ============       ============       ============
BASIC AND DILUTED NET
      LOSS PER COMMON SHARE                    $       (.09)      $       (.04)      $       (.25)      $       (.09)
                                               ============       ============       ============       ============
WEIGHTED AVERAGE
      NUMBER OF COMMON SHARES OUTSTANDING        37,383,386         36,982,075         37,383,386         36,877,346
                                               ============       ============       ============       ============

                                           Cumulative Amounts
                                          From November 3, 1996
                                              (Unaudited)

      Investment Income                      $  1,017,713

EXPENSES
      Research and development                  8,020,038
      General and administrative                8,083,430
      Restructuring charges                       202,000
                                             ------------
Total operating expenses                       16,305,468

Income/(loss) from joint venture                 (979,124)

Investment Income                               1,017,713
                                             ------------
NET LOSS                                     $(16,266,879)
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



                                            Preferred Stock                Preferred Stock                  Common Stock
                           -------------------------------------------------------------------------------------------------------

                                                Series A                       Series B
----------------------------------------------------------------------------------------------------------------------------------
                                         Shares          Amount          Shares          Amount          Shares          Amount
----------------------------------------------------------------------------------------------------------------------------------

Contribution of Capital                       -         $     -               -         $     -               -        $      -

Net loss for the period ended                 -               -               -               -               -               -
December 31, 1996
- ----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1996                 -               -               -               -               -               -
  Net loss for the period                     -               -               -               -               -               -
  January 1, 1997 to
  May 15, 1997
- ----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at May 15, 1997                      -               -               -              -               -               -

Issuance of common stock                      -               -               -              -       6,312,833           6,313
Effect of recapitalization and merger         -               -               -              -      29,687,167          29,687
Cost associated with recapitalization
and merger                                    -               -               -              -               -               -

Net loss for the period May 16, 1997 to       -               -               -              -               -               -
December 31, 1997
- ----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1997                 -               -               -              -      36,000,000          36,000
Issuance of common stock                      -               -               -              -         875,020             875
Costs associated with common                  -               -               -              -               -               -
stock issuance

Options issued to consultants                 -               -               -              -               -               -
Net loss for the year ended                   -               -               -              -               -               -
December 31, 1998
- ----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1998                 -               -               -              -      36,875,020          36,875
Exercise of stock options                     -               -               -              -           4,500               5
Issuance of warrants and options              -               -               -              -               -               -
Issuance of common stock                      -               -               -              -         503,866             504
Issuance of preferred stock              12,015             120               -              -               -               -
Net loss for the year ended                   -               -               -              -               -               -
December 31, 1999
- ----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1999            12,015             120               -              -      37,383,386          37,384
Stock option compensation                     -               -               -              -               -               -
Issuance of warrants                          -               -               -              -               -               -
Issuance of preferred stock dividend -
    Series A                                841               8               -              -               -               -
Issuance of preferred stock-Series B          -               -         337,056           3,370              -               -
Net loss for nine months ended                -               -               -              -               -               -
September 30, 2000
- ------------------------------------------------------------------------------------------------------------------------------
BALANCE, at September 30, 2000           12,856             128         337,056           3,370     37,383,386          37,384
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

The Series B Preferred contains beneficial conversion features. Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, requires the issuer to assume that the holder will not convert the instrument until the time of the most beneficial conversion. As indicated in the above table, the most beneficial conversion would occur after January 1, 2002. Using the conversion ratio at January 1, 2002 and the stock price at the date of issuance, the maximum beneficial conversion amount is $2,275,795. This amount will be recorded as additional preferred stock dividends over the period from issuance until January 1, 2002. Through September 30, 2000 $751,725 has been recorded as additional dividends.

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

        -       At any time after January 1, 2005.

4.  STOCK INCENTIVE PLANS

         In May 2000, the Board of Directors approved the Senior Executive Long Term Incentive Compensation Plan, which provides for the granting of options to acquire up to 3,000,000 shares to employees who are executive officers. In July 2000, this plan was amended to increase the number of shares reserved for stock options to 5,000,000. The Company has granted 4,000,000 options under this plan to two senior executives. The options were issued at exercise prices ranging from $8.25 to $15.00 per share. The exercise price was the closing price quoted on the NASDAQ SmallCap Market on the date of the grant. In May 2000, the stockholders approved the 2000 Long Term Incentive Compensation Plan, which provides for the granting of options to acquire up to 2,000,000 shares to employees and consultants of the Company.

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

9.   RECLASSIFICATION

         The financial statements as of September 30, 2000 have been reclassified to reflect $1,402,400 of unearned compensation cost as a prepaid asset rather than an offset to stockholders' equity. The reclassification had no effect on the results of operations for the period ended September 30, 2000.

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

         Research and development costs for the three month period ended September 30, 2000 increased to $1,914,861 from $909,902 for the comparable three month period ended September 30, 1999 as we expanded development activities for PH-10 and N-1177. The increase is attributable primarily to the expenses incurred by our clinical development operations in Westborough, Massachusetts that had been established in the fourth quarter of 1999. See our discussion of restructuring activities below. This increased expense was partially offset by a reduction in research contract expense with certain academic institutions as these contracts reached their conclusion. Research and development expenses for the nine month period ended September 30, 2000 were $3,362,718 compared to $2,066,688 for the comparable 1999 period.

         In accordance with the joint venture agreement between Photogen and Elan, Photogen had been charging research and development work performed at the Westborough facility to Sentigen. During the third quarter, Photogen conducted a review of the year-to-date activities conducted at the Westborough facility and determined that the joint venture should not be charged for those activities. Accordingly, in the third quarter Photogen reversed the billings previously made to Sentigen and recorded the entire amount of the research and development costs in its financial statements. The net effect on Photogen was an increase in research and development costs of $810,000 less a decrease in the loss from Sentigen of $649,000.

         General and administrative expenses increased to $1,272,029 in the quarter ended September 30, 2000 from $737,639 in the comparable 1999 quarter. The expense increase is due primarily to the amortization of warrants granted to a service provider in 1999 and to the costs of hiring and compensating additional senior management of the Company. General and administrative expenses for the nine months ended September 30, 2000 were $3,986,016 compared to $1,552,208 for the comparable 1999 period.

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