Form 10-Q/A
period 2000-03-31
PHOTOGEN TECHNOLOGIES INC
filed 2001-02-07
CIK 761237

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
                                                                                ==========           ===========

SHAREHOLDERS' EQUITY
         Preferred stock; par value
         $.01 per share; 5,000,000
         shares authorized including:                                                   -                    -

            Series A preferred stock; 12,015 shares authorized; 12,015 issued and outstanding at March 31, 2000 and December 31, 1999
            liquidation preference $1,000 per share (in aggregate $12,015,000)         120                   120

            Series B preferred stock; 402,000 shares authorized;
            337,056 issued and outstanding at March 31, 2000 and December 1999
            liquidation preference $16.88 per share (in aggregate $5,689,505)        3,370                     -

         Common stock; par value $.001
         per share; 150,000,000 shares authorized; 37,383,386 shares
         issued and outstanding                                                     37,384                37,384

         Additional paid-in capital                                             36,416,427            30,977,893
         Deficit accumulated during
         development stage after
         recapitalization                                                      (11,013,199)           (8,583,235)
                                                                              ------------           -----------

              TOTAL SHAREHOLDERS' EQUITY                                        25,444,102            22,432,162
                                                                              ------------           -----------

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                                      $26,278,333           $23,304,829
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
----------------------------------------------------------------------------------------------------------------------------------











                                                                           Deficit
                                                                       Accumulated
                                                       Additional       During the
                                         Members'         Paid-in      Development
                                         Capital          Capital            Stage          Total
-----------------------------------------------------------------------------------------------------
Contribution of Capital                  7,268            $     -          $   -          $ 7,268

Net loss for the period ended           (1,779)                 -              -          (1,779)
December 31, 1996
-----------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1996            5,489                  -              -           5,489
  Net loss and capital                   3,511                  -         (3,511)              -
  contributions for the
  period January 1, 1997 to
  May 15, 1997
-----------------------------------------------------------------------------------------------------
BALANCE, at May 15, 1997                 9,000                  -         (3,511)          5,489

Issuance of common stock                     -          1,797,137              -       1,803,450
Effect of recapitalization and merger   (9,000)         1,181,500          1,732       1,203,919
Cost associated with recapitalization
and merger                                   -           (371,111)             -        (371,111)

Net loss for the period                      -                  -       (554,702)       (554,702)
May 16, 1997 to December 31, 1997
-----------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1997                -          2,607,526       (556,481)      2,087,045
Issuance of common stock                     -          6,999,125              -       7,000,000
Costs associated with common                 -            (50,000)             -         (50,000)
stock issuance
Options issued to consultants                -             45,446              -          45,446
Net loss for the year ended
December 31, 1998                            -                  -     (1,973,913)     (1,973,913)
-----------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1998                -          9,602,097     (2,530,394)      7,108,578
Exercise of stock options                    -             50,058              -          50,063
Issuance of warrants and options             -          3,664,749              -       3,664,749
Issuance of common stock                     -          6,082,150              -       6,082,654
Issuance of preferred stock                  -         11,578,839              -      11,578,959
Net loss for the year ended                  -                  -     (6,052,841)     (6,052,841)
December 31, 1999
-----------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1999                -         30,977,893     (8,583,235)     22,432,162
Issuance of warrants and options             -            165,564              -         165,564
Issuance of preferred stock-Series B         -          5,272,970              -       5,276,340
Net loss for three months ended              -                  -     (2,429,964)     (2,429,964)
March 31, 2000
-----------------------------------------------------------------------------------------------------
Balance, at March 31, 2000                   -         36,416,427    (11,013,199)     25,444,102
-----------------------------------------------------------------------------------------------------


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

     27 Financial Data Schedule. (Filed as exhibit 27 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2000, filed on January 30, 2001 and incorporated herein by reference.)

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

                           Photogen Technologies, Inc.


                           /s/ Taffy J. Williams
                           ---------------------------------------
Date:  February 7, 2001    Taffy J. Williams, Ph.D., President and
                           Chief Financial Officer



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

  +27        Financial Data Schedule. (Filed as exhibit 27 to the Company's
             Quarterly Report on Form 10-Q/A for the quarter ended March 31,
             2000 and filed on January 30, 2001.)

+  Incorporated by reference from the filing indicated.