Form 10-K
period 2000-12-31
PHOTOGEN TECHNOLOGIES INC
filed 2001-04-02
CIK 761237

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2000

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


                             140 UNION SQUARE DRIVE
                               NEW HOPE, PA 18938
               (Address of principal executive offices) (Zip Code)

                                 (215) 862-6860
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  |X|     No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The approximate aggregate market value of voting and non-voting common stock held by non-affiliates computed as of March 23, 2001, based upon the last sale price of the common stock reported on the Nasdaq SmallCap Market was approximately $18,130,435. For purposes of this calculation only, the registrant has assumed that its directors and executive officers, and any person known to the issuer to hold 10% or more of the outstanding common stock, are affiliates.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 23, 2001: 37,575,421

Documents Incorporated By Reference: Portions of the registrant's definitive proxy statement for its 2001 annual meeting of stockholders are incorporated by reference into Part III.

                                     PART I.

         Photogen Technologies, Inc., its wholly-owned subsidiary Photogen, Inc., and its 80.1% owned affiliate Sentigen Ltd., are collectively referred to as "Photogen," the "company," "we," or "us." Portions of the discussion in this Form 10-K contain forward-looking statements and are subject to the Risk Factors described below in Item 1.

ITEM 1.  BUSINESS.

INTRODUCTION

         We are an emerging, development-stage biotechnology company focused on developing minimally invasive products for the treatment and diagnosis of cancer, pre-cancerous conditions and other diseases. We have assembled a platform of core technologies that we believe will support multiple products and applications.

         We are developing compounds that react with energy all for the purpose of destroying diseased cells, removing tissue or identifying and diagnosing disease. Compounds that react with light energy are called "photoactive agents," those that react with ionizing radiation (which we generically refer to as X-rays) are called "radiosensitizers." We are also developing agents that are radiopaque (ie, not penetrated by x-rays) and that can be used to locate lymphnodes and diagnosis the presence or absence of cancer metastases. We have discovered and are conducting research on new methods and apparatus for using energy from lasers, X-rays or other sources to activate energy-sensitive compounds within tissue to produce a range of beneficial therapeutic and diagnostic outcomes.

         We are pursuing development of products in three core areas:

            o Photodynamic Therapy - We are developing compounds and technologies to treat tumors confined to specific areas within the body (solid tumors) and to treat diseased tissue on the surface of the body. One of these compounds, named PH-10, is both a photoactive agent and radiosensitizer that accumulates in diseased tissue and absorbs light energy and X-rays. When energy is applied, PH-10 becomes activated, thereby destroying the tissue.

            o Diagnostic Imaging - We are the exclusive licensee to a special group of proprietary materials, the lead compound of which is named N-1177, that precisely locate and diagnose the spread of cancer (micro-metastases) when the materials are administered into the area of the tumor. These materials are very small particles designed to travel through the lymphatic system and are called "nanoparticulates." Evaluating lymph nodes and the lymph system by using devices that create an image of the lymph nodes is called "lymphography."

            o Multi-photon Technology - Our proprietary laser technology uses ultrashort, pulsed bursts of long wavelength light to activate photoactive agents and other compounds that react with light to destroy diseased tissue. This technology can also be used to create images of tissue for diagnostic purposes.

         Our proposed products have the potential to replace numerous surgical and similar invasive treatments, reduce side effects (such as those resulting from chemotherapy), improve treatment efficacy, enhance a physician's ability to diagnosis the spread of cancer in the lymphatic system and lower the overall cost of care for oncology and other applications.

         We have no approved therapeutic or diagnostic products or operating revenues at this time. However, our business model for developing, producing and selling our proposed products accounts for the high capital needs and long development times inherent in new drug development and the existing resources available for both manufacturing and product distribution. During the last three years, we have spent approximately $8,555,469 on research and development activities. Our goal is to leverage our cash, technology and human resources in a manner that accelerates product development and sales revenues, and minimizes equity dilution.

         We have fourteen employees, twelve of whom are full-time and two who are part-time. A majority of our employees hold Ph.D.'s or other advanced degrees. Our scientific research team is located in Knoxville, Tennessee, with the senior executive and clinical development team working in our corporate headquarters in New Hope, Pennsylvania, a suburb of Philadelphia. Our team of scientists includes specialists in molecular biology, non-linear laser physics, interventional radiology, spectroscopy, bioengineering and photochemistry. We have recently hired additional personnel with expertise in clinical development, clinical trial design and regulatory approval processes. We also work closely with consultants experienced in drug development and regulatory requirements.

         Photogen Technologies, Inc. is a Nevada corporation that is the successor by merger to Bemax Corporation, a California corporation incorporated in 1984 to develop and market dot matrix computer printer products. In March 1995, Bemax completed a merger with its wholly-owned Nevada subsidiary named M T Financial Group, Inc. (organized in 1994). M T Financial was the surviving corporation and Bemax Corporation thereby changed its state of incorporation from California to Nevada. On May 16, 1997, M T Financial, through its wholly owned subsidiary, effected a reverse merger with Photogen, Inc. (successor to Photogen, L.L.C.) and changed its name to Photogen Technologies, Inc. Photogen, L.L.C. was organized September 10, 1996 to develop proprietary laser-based technologies related to photodynamic therapy. Photogen, Inc. is now a wholly owned subsidiary of Photogen Technologies, Inc.


CORE TECHNOLOGIES

         Over the last three years, as a result of our research into new technologies, and acquisitions or licensing from third parties, we have developed a platform of core technologies that we believe will support multiple products and applications. Our technology portfolio now includes the following:

         Photodynamic Therapy

         We have identified a promising compound PH-10 that offers a wide variety of potential uses. We discovered that PH-10 selectively accumulates in diseased tissue (such as tumors) for many days, whereas PH-10 in normal tissue clears rapidly from the body. When activated with low-dosage X-ray, or with green light, PH-10 reacts to effectively destroy those diseased cells. Our preclinical studies to date lead us to believe that PH-10, when combined with particular light or radiation sources, has the potential to treat a variety of cancers and certain dermatological conditions. PH-10 has a long history of safe use as an FDA approved compound for other medical applications. This prior human experience with PH-10 gives us confidence that the risk of the drug being unsafe is small.

         When PH-10 is used with ionizing radiation (such as X-rays or gamma rays) it enhances the killing effect of the radiation, allowing the destruction of cancerous tissue deep within the body (using markedly lower levels of radiation energy than required in conventional therapy). Treatment at these reduced radiation dosages means that the results of the interaction between energy and PH-10, which in this case is cell destruction, will tend to be limited to the diseased tissue with less damage to the healthy tissue. This feature alone holds the potential to significantly improve current methods and apparatus for radiation therapy.

         PH-10, when used with green light, may be effective in the treatment of topical diseases on the skin. Green light is strongly absorbed by skin and thus only penetrates the body to a depth of 3-5 millimeters. This feature is especially important and useful for surface applications where serious damage can result from deeper treatment. We are exploring this capability for treatment of psoriasis and other surface conditions such as actinic keratosis. We have patent applications for the use of PH-10 in combination with visible light and with ionizing radiation to treat and diagnose diseased tissue.

         Our initial focus in dermatology is to treat psoriasis. Psoriasis is a common chronic disorder of the skin characterized by dry scaling patches, for which current treatments are few and those that are available have potentially serious side effects. Of the approximately five million people in the United States who suffer from psoriasis (there are estimated to be between 160,000 and 250,000 new psoriasis cases each year in the United States), more than 65% are treated with topical steroids that can have unpleasant side effects. None of the other treatments for moderate cases of psoriasis have proven completely effective and there is no cure for the disease at this time. The 25-30% of patients who suffer from more severe cases are candidates for PUVA (Psoralen with ultraviolet A light) and more intensive drug therapies. While PUVA treatment is one of the more effective treatments, it increases a patient's risk of skin cancer.

         We are sponsoring a human pilot study in Denmark on the safety of activating PH-10 with green light (delivered by a laser) to treat psoriasis. In this study, PH-10 is applied topically to the psoriatic plaque and illuminated with green light. If the results of this study are favorable, we plan to prepare and file an IND (investigative new drug application) with the FDA to conduct a Phase 1 study in the U.S. for the treatment of psoriasis. We believe this treatment process will be superior to other light-based procedures because our combination of the drug and light source are expected to result in selective control of psoriasis with minimal damage to healthy tissue. Other potential advantages may include that the treatment could be completed in a small number of patient visits, and with reduced pain and less post-treatment sensitivity to light.


         Diagnostic Imaging

         Lymphography is a procedure used to determine if a patient's cancer has spread to the lymph nodes. The presence or absence of cancer in the sentinel lymph node (the first lymph node to receive lymphatic drainage from a tumor) is an important indication of whether the disease has spread from the original tumor and the seriousness of the disease. It also provides oncologists with critical information to help determine the course of treatment.

         It is generally accepted that breast cancer and melanoma are spread by way of the lymph system. Effective and successful treatment of these cancers is aided by an early assessment of the presence or absence of disease (micro-metastases) in the lymph nodes. In addition, cancers of the lung, prostate and many other cancers spread through the local lymph system. Current lymphography procedures are costly due to the time it takes to locate the sentinel node and have the pathologist analyze a sample. If the node contains cancer, then surgical removal of all the regional lymph nodes may be performed. In some of these diseases, locating the sentinel node is not possible because its location is difficult to access.

         Patients believed to have cancer are currently subjected to injections of blue dye or radioactive particles that track the materials to the general area of the sentinel node. In the case of breast cancer, oncologists may remove 15-30 underarm lymph nodes for biopsy. Additional treatment will be required if cancer is discovered. Unfortunately, approximately 80% of the patients diagnosed with breast cancer or melanoma who undergo these painful procedures are found to have no sign of disease in their nodes.

         Preparing to meet this market need, we are in the process of developing an advanced lymphography technology through a joint venture with affiliates of Elan Corporation, plc. Our goal is to demonstrate that the use of N-1177 will enable physicians to precisely locate sentinel nodes following injection of the material in the vicinity of the tumor and then taking an image (picture) using a computed tomography ("CT") device. The particular properties of N-1177 enable it to travel through the lymph system to the lymph nodes most likely to be affected if the cancer has spread. As N-1177 is radiopaque (i.e., X-rays do not penetrate it), it is seen on a CT scan as white spots. The difference in contrast created by the presence or absence of the imaging agent serves as the basis to determine the presence or absence of disease. We expect that N-1177 would remain in the node to allow for an effective imaging procedure with a good safety profile and acceptable clearance times. In most cases, we expect that the image may provide enough information to determine the position of nodes and the presence of cancer. A further benefit of these minimally invasive procedures is that they could be used multiple times and therefore provide a means to monitor the results of cancer treatment and detect recurrence.

         In 1999, we entered into an exclusive license for a special group of proprietary imaging agents, including N-1177, a product that has completed Phase 1 clinical trials. These materials are covered by patent applications filed in the U.S. and elsewhere. We also acquired patented methods for performing minimally invasive lymphography using X-ray, CT or magnetic resonance imaging ("MRI").

         We also have technology for the use of a laser system, coupled with fluorescent diagnostic agents which target and concentrate in diseased tissue and signal processing technology, to cause diseased tissue to emit light that can be converted into images. This could supplement current X-ray, mammography and MRI techniques to detect suspicious masses. We have one issued patent and other pending patent applications regarding this technology.

         Multi-Photon Excitation

         We have developed a method of activating photosensitive drugs and other compounds using an ultrafast, pulsed laser based on our proprietary simultaneous two-photon and multi-photon excitation technologies. (We refer to simultaneous two-photon and multi-photon excitation collectively as "multi-photon excitation" to distinguish them from traditional single-photon activation as used to activate PH-10.) Our multi-photon excitation technologies are covered by four issued U.S. patents (three for therapy and another for diagnostics) and are subject to additional pending patent applications in the U.S. and other foreign jurisdictions. This technology provides us with the following capabilities:

            o Spatial control of an activation area to more selectively deliver a therapeutic effect: Multi-photon activation limits the field of activation to the focus of the laser beam. This focus can be made exceedingly small, providing fine control over where the photodynamic effect is produced.

            o Use of many photoactive agents: Our multi-photon technology uses a broader range of energy levels that we may use to activate photoactive agents that otherwise could not be used.

            o Deeper penetration: Multi-photon activation uses longer wavelength light that delivers activating energy more deeply within tissue.

            o Delivery of large amounts of energy while minimizing damaging photothermal effects.


RESEARCH PIPELINE

         In addition to the programs described above in "Core Technologies" we are conducting research for the following potential applications of PH-10, N-1177, or other products based on our technology:

         ACTINIC KERATOSIS. Actinic keratosis (also called solar keratosis or senile keratosis) is the most common pre-cancerous skin lesion among fair-skinned people. We are researching possible use of PH-10 with green light activation for treatment of these early stages, and for potential treatment of more advanced stages of the disease.

         SQUAMOUS AND BASAL CELL CARCINOMA. More than one million new cases of squamous and basal cell carcinoma -- common surface cancers that appear on the skin, lips, inside the mouth, throat or esophagus -- are expected to be diagnosed in 2001 and their occurrence is increasing in the fair-skinned population of the United States, Europe and Australia. We are currently researching use of PH-10 combined with green light activation for potential treatment of these cancers.

         BARRETTS ESOPHAGUS. Barretts esophagus is a pre-cancerous condition in which the lining of the esophagus changes tissue type as a result of long-standing acid reflux. It has been estimated that there is a 10% chance that the Barretts tissue will advance to esophageal cancer if not properly treated. We are researching whether PH-10, when topically applied to esophageal tissue and treated with the proper light source, could selectively target and treat diseased tissue. The research may lead to a new treatment that is less expensive and safer than current methods of treating Barretts esophagus.

         HAIR REMOVAL. We are investigating the application of our MPE technology to remove blond and red hair, using a melanin precursor present in the hair follicle as the photoactive agent to destroy the hair follicle. Our approach, if successful, may yield an improvement over current hair removal technologies by removing light colored hair and by removing hair without generating heat or requiring cooling for the skin. It has been estimated that there were approximately 1.5 million hair removal procedures in 2000 and projections of three million procedures in 2003.

         TWO-PHOTON MICROSCOPY. We have evaluated a portion of this technology by incorporating our designs into a conventional two-photon microscope. Our technology for signal processing can potentially improve contrast of the diagnostic signal over background noise, which should improve image clarity and diagnostic sensitivity.


DEVELOPMENT AND COMMERCIALIZATION STRATEGY

         Our overall strategy is to leverage our proprietary technologies through contractual collaborations with third parties. In particular, we plan to:

      o Address product development by demonstrating basic technical feasibility in test tube and animal models internally and then, using third party laboratories and/or clinicians experienced in the specific indication, conduct highly focused, formal preclinical trials. We intend to use the expertise of the third party clinicians to collect data necessary to obtain IND's (an Investigational New Drug Application with the FDA) or IDE's (an Investigational Device Exemption from the FDA) required to begin human trials.

      o Utilize our clinical development team and contractual collaborative arrangements with third parties to access the skills and resources required to design, test, obtain regulatory approval, and manufacture photoactive agents, treatment regimens, diagnostic products and therapeutic and diagnostic devices.

      o Market potential products through strategic or distribution collaborations as determined by the specific characteristics of each product application. If appropriate, we would consider developing an internal U.S. sales and marketing division to market certain products directly.

      o Consider opportunities in related fields for technological licensing when those opportunities could lead to faster development of products and FDA approval. This includes obtaining technology through licenses from others and licensing our own technology to third-parties.

         We do not expect to generate material revenues from operations in the near future. If we develop a saleable therapeutic or diagnostic method, device or drug, we expect to generate revenues from product sales or licensing fees. Currently, we have not developed any therapeutic or diagnostic products that are available to manufacture or sell to the public nor do we have a pricing structure for any potential products.

         Our ability to develop and manufacture any product successfully is subject to numerous contingencies and uncertainties, including certain Risk Factors described below. Our objectives, business strategy and product development efforts are subject to change based on numerous factors, including the results of preclinical and clinical testing, the availability of suitable collaborative relationships, the nature of competition, regulatory requirements and the availability of capital. The description of our business and business strategy contains forward-looking statements that should be read in conjunction with the Risk Factors, described below.

         Some of our research agreements provide generally that inventions developed during the course of research by the institution's investigators, alone or jointly with us, will be owned by the institution and subject to a right of first refusal that we can exercise for a stated period allowing us to enter into an exclusive license for that invention. Our agreements with Tufts University School of Veterinary Medicine, Massachusetts Eye and Ear Infirmary, Massachusetts General Hospital's Center for Imaging and Pharmaceutical Research and other research institutions each contain provisions of this type. In some cases the key terms of the license are stated in the research agreement, with other terms to be negotiated at the time we exercise the right of first refusal (if we choose to exercise it).

         Sentigen Ltd. - Joint Venture with Elan Corporation

         We implemented a major component of our business strategy in October of 1999 when we entered into a joint venture with affiliates of Elan Corporation, plc (collectively, "Elan"), a multi-national, billion dollar pharmaceutical company. The joint venture company, Sentigen Ltd., is developing and commercializing N-1177, a nanoparticulate agent used to image lymph nodes to detect cancer. We licensed to Sentigen certain methods and other proprietary technology for use in lymphography, and we sub-licensed to Sentigen proprietary compounds we licensed from Massachusetts General Hospital and Nycomed Imaging AS. Elan, through its drug delivery division, Elan Pharmaceutical Technologies, licensed to Sentigen its NanoCrystal(TM) stabilized nanoparticulate formulation technology to develop the diagnostic imaging agents.

         As part of the joint venture agreement, Elan provided us with a $4.8 million credit facility we can draw on to fund our share of the anticipated development costs of the joint venture. In 2001, we expect to begin drawing down on this credit facility to fund certain of Sentigen's development expenses. Borrowings under the credit facility would be due in 2005 or be converted into our common stock at Elan's option at a price of $18.15 per share.

         Our agreement with Elan provides that Elan has the right to nominate a member to our Board of Directors until October 2004 or as long as Elan owns 10% of our common stock (Elan currently owns less than 10% of our common stock). The Elan Board nominee is Aidan King, Vice President of Business Development for Elan. Elan also has a preemptive right to participate in our future equity offerings to maintain its pro rata interest in Photogen. Since we have begun to issue common stock in our most recent shelf registration on Form S-3 declared effective February 9, 2001 at less than $13 per share, we must issue additional shares of common stock to Elan so that the average price per share paid by Elan for its aggregate ownership of our common stock will equal the effective price in that offering. Based on the per share sale price in our first transaction under the shelf registration (in which we sold 15,312 shares at $4.8981 per share), we would issue 763,427 additional shares of our common stock to Elan at no additional cost representing approximately two percent of our outstanding common stock. However, we are in negotiations with Elan regarding the precise terms of its anti-dilution rights with respect to our shelf registration, which may result in greater or less dilution of our common stock. The pricing of our common stock in the shelf registration will also result in an increase in the number of shares of common stock issuable upon conversion of Series A Preferred and Series B Preferred stock in accordance with the anti-dilution provisions in the respective Certificates of Designation for those series.


         PATENTS

         We are continuing to pursue patent protection for our proprietary technologies with the U. S. Patent and Trademark Office, and in various foreign jurisdictions. We plan to prosecute, assert and defend our patent rights whenever appropriate. However, securing patent protection does not necessarily assure us of competitive success. See "Risk Factors - If we do not obtain and maintain patent or other protection of our core technologies (namely PH-10, our lymphography materials and methods, and our laser technologies), we may have difficulty developing or commercializing product using these technologies," below. We are currently the owner of six patents issued by the U.S. Patent and Trademark Office of which two are set to expire in 2010 and four in 2016; and we own 10 patents issued in various foreign jurisdictions.

         In November 1998, we were issued a United States patent with claims directed to methods for the treatment of plant or animal tissue with simultaneous two-photon excitation of at least one photoactive molecular agent. In December 1999, we were issued a divisional patent of this patent relating to methods for producing at least one photo-activated molecular agent in a particular volume of material using simultaneous two photon excitation or promoting two photon excitation at a confocal region including those substantially below a material surface. In March 2000, we were issued another divisional patent relating to two photon excitation. In November 1998, we were issued a United States patent directed towards our methods for improving selectivity in photoactivation and detecting molecular diagnostic agents and the imaging of tissue containing photoactive molecular agents using simultaneous two photon excitation. This process causes the photoactive agent to emit energy that can be detected to produce a signal or alternatively, image deep tissue.

         We have also filed patent applications, corresponding to patents issued in the United States and relating to two-photon excitation, under the Patent Cooperation Treaty ("PCT") covering a number of foreign countries. A preliminary examination report has been received at the international level, indicating the novelty, inventive step and industrial applicability of the claims of each PCT application. The European Patent Office regional phases of the PCT applications have been entered into along with the national phases for applications in Australia, Brazil, Canada, China, Iceland, India, Israel, Japan, Korea, Mexico, New Zealand, Norway, Russia, Singapore, and certain other countries, including Taiwan and Argentina. We have now received two patents in Australia, New Zealand and Singapore for our two photon excitation and imaging technologies. We have also received two patents in Taiwan for multi-photon excitation and targeted topical treatment of disease.

         We acquired from Alliance Pharmaceutical Corp. certain patented technology that describes methods for using certain particulate contrast materials in lymphography, and we have sub-licensed another group of nanoparticulate contrast materials through Massachusetts General Hospital, including N-1177. Together, these lymphography methods and compounds involve four U.S. patents with additional patents in certain foreign jurisdictions and a U.S. patent application and corresponding foreign applications.

         We are continuing to pursue patent protection for our other proprietary technologies with the U.S. Patent and Trademark Office, the PCT and in various foreign jurisdictions. In addition to our six issued patents in the United States and patent applications discussed above, we have filed another 21 U.S. patent applications (along with corresponding PCT applications) relating to inventions in the following areas:

            o     Multi-photon excitation technology

            o Methods and apparatus for imaging and treating tissue using photodynamic therapies

            o Additional photodynamic therapy methods and apparatus for topical treatment of disease

            o Methods and apparatus for treatment of tissue containing an endogenous pigment (for example, melanoma destruction)

            o Radiation contrast agents and methods for treating tissue using those agents

            o Radiation sensitizer agents and methods for treating tissue using those agents

            o     Methods for enhanced production of cell lines

            o     Topical medicaments for photodynamic treatment of disease

            o Intracarpeneal medicaments for photodynamic treatment of disease

            o     Methods and apparatus for optical imaging

         Some of our patented or licensed technology arose from research that was partially funded by the United States Government. As with other entities whose research is sponsored in any manner by the United States Government, certain patents that we own or license are subject to Confirmatory Licenses in favor of the United States Government, as required by applicable federal regulations. These regulations require us or the patent owner to agree to convey to the Government, upon the Government's request, rights in the technology if we decide not to continue prosecution of the patent applications or if the patent owner does not wish to retain title to the inventions covered in the patents. The Government also retains certain "march-in rights" that permit the Government to use the technology under certain circumstances, including if that action is necessary because we or the patent owner have not taken or are not expected to take effective steps to achieve practical application of the inventions; it is necessary to alleviate health or safety needs not being met by us or the patent owner; or to meet the requirements for public use specified in certain federal regulations and those requirements are not being met by us or the patent owner. We intend to prosecute patent applications and in other respects develop patents we own so that the Government will not exercise its rights under these Confirmatory Licenses.

         "Photogen," the "ray of light" logo and "PulseView" are trademarks of Photogen. All other trademarks or trade names used in this Form 10-K are trademarks or trade names of their respective owners.


         GOVERNMENT REGULATIONS

         All of the therapeutic and diagnostic products we currently contemplate developing will require approval by the United States Food and Drug Administration ("FDA") prior to sales being made within the United States and by comparable foreign agencies prior to sales being made outside the United States. The FDA and comparable regulatory agencies impose substantial requirements on the manufacturing and marketing of pharmaceutical products and medical devices. These agencies and other entities extensively regulate, among other things, research and development activities and the testing, manufacturing, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our proposed products. See "Risk Factors -- Our proposed products are subject to extensive testing and government approval, and we may not obtain the approvals necessary to sell our proposed products," below.

         The regulatory process required by the FDA through which our drug or device products must successfully pass before they may be marketed in the U.S. generally involves the following:

            o     Preclinical laboratory and animal testing;

            o Submission of an application that must become effective before clinical trials may begin;

            o Adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication; and

            o FDA approval of the application to market a given product for a given indication.

         For pharmaceutical products, preclinical tests include laboratory evaluation of the product, its chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of the product. Where appropriate (for example, for human disease indications for which there exist inadequate animal models), we will attempt to obtain preliminary data concerning safety and efficacy of proposed products using carefully designed human pilot studies. We will require sponsored work to be conducted in compliance with pertinent local and international regulatory requirements, including those providing for Institutional Review Board approval, national governing agency approval and patient informed consent, using protocols consistent with ethical principles stated in the Declaration of Helsinki and other internationally recognized standards. We expect any pilot studies to be conducted outside the United States; but if any are conducted in the United States, they will comply with applicable FDA regulations. Data obtained through pilot studies will allow us to make more informed decisions concerning possible expansion into traditional FDA-regulated clinical trials.

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

          We have established a core clinical development team and have been working with outside FDA consultants to assist us in developing product-specific development and approval strategies, preparing the required submittals, guiding us through the regulatory process, and providing input to the design and site selection of human clinical studies. Historically, obtaining FDA approval for photodynamic therapies has been a significant challenge. Not only must the photoactive agent be approved as a drug, but the laser activation system must also be approved as a medical device. Wherever possible, we intend to utilize lasers or other activating systems that have been previously approved by the FDA to mitigate this risk. The FDA is gaining experience with lasers by virtue of having reviewed and acted upon many 510(k) and premarket approval filings submitted to it for non-photodynamic therapy laser applications. Applicable medical devices can be cleared for commercial distribution through a notification to the FDA under Section 510(k) of the applicable statute. The 510(k) notification must demonstrate to the FDA that the device is as safe and effective and substantially equivalent to a legally marketed or classified device that is currently in interstate commerce. Such devices may not require detailed testing. Certain high-risk devices that sustain human life, are of substantial importance in preventing impairment of human health, or that present a potential unreasonable risk of illness or injury, are subject to an FDA approval process initiated by filing a premarket approval ("PMA") application (for devices) or accelerated approval (for drugs).

         The testing and approval process requires substantial time, effort, and financial resources, and we may not obtain FDA approval on a timely basis, if at all. Success in preclinical or early-stage clinical trials does not assure success in later stage clinical trials. The FDA or the research institution sponsoring the trials may suspend clinical trials or may not permit trials to advance from one phase to another at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Once issued, the FDA may withdraw a product approval if we do not comply with pertinent regulatory requirements and standards or if problems occur after the product reaches the market. If the FDA grants approval of a product, the approval may impose limitations, including limits on the indicated uses for which we may market a product. In addition, the FDA may require additional testing and surveillance programs to monitor the safety and/or effectiveness of approved products that have been commercialized, and the agency has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Further, later discovery of previously unknown problems with a product may result in restrictions on the product, including its withdrawal from the market. Marketing our products abroad will require similar regulatory approvals by equivalent national authorities and is subject to similar risks.

         In the ordinary course of business, we must also comply with a variety of other federal and state governmental regulations. These regulations impose, among other things, standards of conduct, recordkeeping, labeling and reporting. Specific regulations affecting our current and proposed operations include: environmental-type discharge requirements, good laboratory practices governing animal testing, good manufacturing practices regarding the manufacture of drugs and other FDA-regulated products, animal care and use regulations, laws and regulations relating to labor and the use of lasers, and required general business practices. We do not currently anticipate that the cost of compliance in these areas, other than obtaining FDA approval, will present a major obstacle to achieving our goals.

         Another area of regulation that will impact our business is the recent developments in health care reimbursement and delivery practices as a means to better control health care costs. See "Risk Factors -- Changes in health care reimbursement policies or legislation may make it difficult for patients to use or receive reimbursement for using our products, which could reduce our revenues," below.


         COMPETITION

         The industry in which we operate is intensely competitive, and there is rapid change with respect to technology for the diagnosis and treatment of disease. Existing or future pharmaceutical and device companies, government entities and universities may create developments that accomplish similar functions to our technologies in ways that are less expensive, receive faster regulatory approval, or receive greater market acceptance than our potential products. See "Risk Factors -- Our potential markets are extremely competitive, and many of our competitors have greater resources and have products that are in more advanced stages of development" below.

         Our competitors have, in general, been in existence for considerably longer than we have, and thus generally have greater capital resources and access to capital; greater internal resources for activities in research and development, clinical testing and trials, production and distribution; existing collaborative relationships with third parties; and have made greater progress in the preclinical and clinical testing of their products. In addition, our competitors may be disinclined to form collaborative relationships with us directly, or to permit their collaborative partners to work with us. See "Risk Factors -- We have to rely on third parties and collaborative relationships for the manufacturing, clinical testing and marketing for our proposed products, and it may be difficult to implement our business development plans without these collaborations," below.

         We are aware of one competitor, QLT PhotoTherapeutics, Inc. that has already received FDA approval for use of its proprietary photoactive agent, Photofrin," in the treatment of esophageal cancer and non-small cell lung cancer. In conjunction with CIBA Vision, QLT PhotoTherapeutics, Inc. has a second product, "Visudyne," approved for photodynamic treatment of certain forms of macular degeneration. Another competitor, Dusa Pharmaceuticals, has received FDA approval for use of its proprietary photodynamic product, Levulan(R) Kerastik(TM), for treatment of actinic keratosis. Other competitors, namely Miravant Medical Technologies, Inc. and Pharmacyclics, Inc., have advanced their proprietary photoactive agents to Phase 2/3 clinical trials. Laser manufacturers are also making progress in using laser technologies to treat certain indications. For example, Ethicon Endo-Surgery, Inc., a subsidiary of Johnson & Johnson, uses a laser to treat prostate cancer. In addition, there have been many dramatic developments in treatments for cancer and other diseases that do not involve photodynamic therapy. These treatments include new chemotherapy agents or other drugs, vaccines, hyperthermic treatments, and ultrasound. All of these alternatives potentially compete with products we may offer because they provide alternative methods and treatments for certain indications.


                                  RISK FACTORS

         This Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and other factors that may cause our actual results or performance to differ materially from any results or performance expressed or implied by those statements. Examples of forward-looking statements include predictive statements, statements that depend on or refer to future events or conditions, and which may include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "should," "may," or similar expressions, or statements that involve hypothetical events.

         The following are some of the key risk factors that may affect our future results:

WE ARE A DEVELOPMENT STAGE COMPANY, WE HAVE CONDUCTED ONLY LIMITED STUDIES ON OUR TECHNOLOGIES AND WE DO NOT HAVE ANY PRODUCTS OR REVENUES FROM SALES.

         Our company and our technologies are in early stages of development. We began our business as a biotechnology company in 1997. We have not generated revenues from sales or operations, and we do not expect to generate sufficient revenues to enable us to be profitable for at least several years.

         Our proposed technologies and products generally must complete preclinical tests in animals and three phases of tests (also called clinical trials) in humans before we can market them for use. Use of our technology has been limited primarily to laboratory experiments, animal testing or human pilot studies and only one compound has completed Phase 1 clinical trials in humans. We have therefore not yet conducted substantive studies on the effectiveness of our compounds or devices on human subjects. The drug and device products we currently contemplate developing will require costly and time-consuming research and development, preclinical and clinical testing and regulatory approval before they can be manufactured and sold. We may not be able to develop our technology into marketable products or develop our technology so it is effective for diagnosis or treatment of human diseases. As a result of changing economic considerations, market, clinical or regulatory conditions, or clinical trial results, we may shift our focus or determine not to continue one or more of the projects we are currently pursuing.

WE HAVE A HISTORY OF LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE OR PAY CASH DIVIDENDS.

         We have incurred losses since the beginning of our operations. As of December 31, 2000, we incurred total losses of approximately $19,370,297. We expect our losses to increase in the future as our financial resources are used for research and development, preclinical and clinical testing, regulatory activities, manufacturing, marketing and other related expenses. We may not be able to achieve or maintain profitability in the future. We have never declared or paid any cash dividends to stockholders, and do not expect to do so in the foreseeable future.

WE MUST RAISE ADDITIONAL FINANCING IN THE FUTURE AND OUR INABILITY TO DO SO COULD PREVENT US FROM IMPLEMENTING OUR BUSINESS PLAN.

         Under the present circumstances, we have sufficient capital to conduct operations for the next twelve months (depending on the pace of our spending for preclinical and clinical testing and other commitments, which, to an extent, we can adjust to preserve cash). We will need substantial additional financing for our research, clinical testing, product development and marketing programs. We cannot accurately estimate the amount of additional financing required; however, the amount could be an additional $30 - 50 million or more. Depending on market conditions, we will attempt to raise additional capital through stock and debt offerings, collaborative relationships and other available sources. Additional funds may not be available on acceptable terms, if at all, and existing stockholders may be diluted as a result of those offerings. The pricing of our common stock in our recent shelf registration will also result in an increase in the number of shares of common stock issuable upon conversion of Series A and Series B preferred stock in accordance with the anti-dilution provisions in the respective Certificates of Designation for those series.

WE WILL HAVE TO ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK TO ELAN WHICH WILL DILUTE SHAREHOLDERS' OWNERSHIP.

         We are required to issue additional shares to an affiliate of Elan Corporation plc, with whom we are engaged in a joint venture, so that the weighted average price for common stock Elan purchased (at $13 per share) equals the effective price in our first offering after Elan's purchase. Since we have begun to issue common stock in our most recent shelf registration on Form S-3 declared effective February 9, 2001 at less than $13 per share, we must issue additional shares of common stock to Elan so that the average price per share paid by Elan for its aggregate ownership of our common stock will equal the effective price in that offering. Based on the per share sale price in our first transaction under the shelf registration (in which we sold 15,312 shares at $4.8981 per share), we would issue 763,427 additional shares of our common stock to Elan at no additional cost representing approximately two percent of our outstanding common stock. However, we are in negotiations with Elan regarding the precise terms of its anti-dilution rights with respect to our shelf registration, which may result in greater or less dilution of our common stock. The pricing of our common stock in the shelf registration will also result in an increase in the number of shares of common stock issuable upon conversion of Series A Preferred and Series B Preferred stock in accordance with the anti-dilution provisions in the respective Certificates of Designation for those series.

OUR PROPOSED PRODUCTS ARE SUBJECT TO EXTENSIVE TESTING AND GOVERNMENT APPROVAL, AND WE MAY NOT OBTAIN THE APPROVALS NECESSARY TO SELL OUR PROPOSED PRODUCTS.

         Most of our proposed drug and device products have not begun, and none has completed, the Food and Drug Administration's extensive approval process. This must be completed before our proposed products can be sold in the United States. Requirements for FDA approval of a product include preclinical and clinical testing for effective use and safety in animals and humans, and that testing can be extremely costly. The time frame necessary to perform these tasks for any individual product is long and uncertain, and we may encounter problems or delays that we cannot predict at this time. Even if testing is successful, our proposed products may not demonstrate sufficient effectiveness or safety to warrant approval by the FDA or other regulatory authorities. Any regulatory approval may not cover the clinical symptoms or indications that we may seek. Marketing our products in other countries will require seeking and obtaining regulatory approvals comparable to those required in the United States.

IF WE DO NOT OBTAIN AND MAINTAIN PATENT OR OTHER PROTECTION OF OUR CORE TECHNOLOGIES (NAMELY PH-10,

OUR LYMPHOGRAPHY MATERIALS AND METHODS, AND OUR LASER TECHNOLOGIES), WE MAY HAVE DIFFICULTY DEVELOPING OR COMMERCIALIZING PRODUCTS USING THESE TECHNOLOGIES.

         Our success depends in part on our ability to obtain, assert and defend our patents, protect trade secrets and operate without infringing the intellectual property of others. Among the important risks in this area are that:

            o Our patent applications may not result in issued patents. Moreover, any issued patents may not provide us with adequate protection of our intellectual property or competitive advantages, and the law on the scope of patents is continually changing.

            o Various countries limit the subject matter that can be patented and limit the ability of a patent owner to enforce patents in the medical field. This may limit our ability to obtain or utilize those patents.

            o Existing or future patents or patent applications (and the products or methods they cover) of our competitors (or others, such as research institutions or universities) may interfere, invalidate, conflict with or infringe our patents or patent applications. Similarly, the use of the methods or technologies contained in our patents, patent applications and other intellectual property may conflict with or infringe the rights of others.

            o If an advance is made that qualifies as a joint invention, the joint inventor or his or her employer may have rights in the invention. We are currently in litigation with our former Medical Director concerning his claims of joint inventorship of some of our PH-10 inventions.

         We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that these rights are covered by valid and enforceable patents or effectively maintained as trade secrets. We own six patents in the U.S., and ten other patents in foreign countries including Taiwan, Australia, Singapore, Japan and New Zealand. We have filed patent applications under the Patent Cooperation Treaty covering a number of foreign countries. These patents and the patent applications relate to laser and ionizing radiation technology, photoactive agents and methods, methods for enhanced cell production and methods for performing lymphography. We are also the exclusive licensee to a group of patented proprietary compounds known as nanoparticulates from Massachusetts General Hospital and Nycomed Imaging AS.

         The patent position of biotechnology companies involves complex legal and factual questions, and therefore we cannot assure the enforceability of these patents. Litigation over patents and other intellectual property rights occurs frequently in our industry, and there is a risk that we may not prevail in disputes over the ownership of intellectual property. Further, interference may occur over the rights to certain inventions, and there is a risk that we may not prevail in an interference. Those disputes can be expensive and time consuming, even if we win. Intellectual property disputes are often settled through licensing arrangements that could be costly to us. In any intellectual property litigation, it is possible that licenses necessary to settle the dispute would not be available, or that we would not be able to redesign our technologies to avoid any claimed infringement.

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

         Where intellectual property results from a research project supported by U.S. Government funding, the Government has limited rights to use the intellectual property without paying us a royalty.

WE ARE HIGHLY DEPENDENT UPON A SMALL NUMBER OF EMPLOYEES AND CONSULTANTS WHO PROVIDE SCIENTIFIC AND MANAGEMENT EXPERTISE, AND IT MAY BE DIFFICULT TO IMPLEMENT OUR BUSINESS DEVELOPMENT PLANS WITHOUT THIS EXPERTISE.

         These individuals have entered into employment or consulting agreements, confidentiality and/or non-competition agreements with us. We could suffer competitive disadvantage, loss of intellectual property or other material adverse effects on our business and results of operations if any employee or consultant violates or terminates these agreements or terminates their association with us. Our growth and future success also depends upon the continued involvement and contribution from these individuals, as well as our ability to attract and retain highly qualified personnel now and in the future.

         We currently employ four senior scientists (Drs. Dees, Fisher, Scott and Wachter) and three senior executive officers, including Dr. Williams (our
CEO), Mr. Boveroux (our CFO) and Dr. Reinhard Koenig (Senior Vice President of Medical and Regulatory Affairs). We also have retained consultants to advise us in regulatory affairs and product development matters. If we lost the services of our executive officers or outside consultants, we would experience a delay in the implementation of our business plan until we arranged for another individual or firm to fulfill the role. The loss of one of our scientists could cause delay in implementing our business plan and also jeopardize development of new technologies. Because our scientists' talents are in some ways unique, it is impossible to predict whether a suitable replacement could be obtained.

WE HAVE TO RELY ON THIRD PARTIES AND COLLABORATIVE RELATIONSHIPS FOR THE MANUFACTURING, CLINICAL TESTING AND MARKETING FOR OUR PROPOSED PRODUCTS, AND IT MAY BE DIFFICULT TO IMPLEMENT OUR BUSINESS DEVELOPMENT PLANS WITHOUT THESE COLLABORATIONS.

         We are currently involved in a joint venture with affiliates of Elan Corporation, plc. called Sentigen Ltd., is working to develop and commercialize lymphography materials. We have had and expect to continue in the future to have a variety of research agreements with universities and other research institutions to investigate specific protocols.

         We must also continue to enter into collaborative relationships with third parties for additional research and development, preclinical and clinical testing, manufacturing, marketing and distribution of our proposed products.

         We are also dependent on third parties for the supply of lasers and radiotherapy devices and similar hardware, and for supplies of photoactive agents and nanoparticulates. We have several research and supply agreements with third parties. However, we may not be able to negotiate other acceptable collaborative and supply arrangements in the future.

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

         We face substantial competition from competitors with greater financial, technical and human resources and with greater experience in developing products, conducting preclinical or clinical testing, obtaining regulatory approvals, manufacturing and marketing. Our competitors include the following firms in the field of using light energy to treat and diagnose disease: Miravant Medical Technologies, Inc., Pharmacyclics, Inc., QLT PhotoTherapeutics, Inc. and Dusa Pharmaceuticals. There are also numerous other companies developing other technologies to treat and diagnose cancer and other diseases. Examples of the technologies from those other companies are drug or genetic treatments, procedures that use sound waves and procedures that destroy diseased tissue using heat. Some of these firms have drugs or devices that have completed or are in advanced stages of clinical trials and regulatory approvals.

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

CHANGES IN HEALTH CARE REIMBURSEMENT POLICIES OR LEGISLATION MAY MAKE IT DIFFICULT FOR PATIENTS TO USE OR RECEIVE REIMBURSEMENT FOR USING OUR PRODUCTS, WHICH COULD REDUCE OUR REVENUES.

         Our success will depend, in part, on the extent to which health insurers, managed care entities and similar organizations provide coverage or reimbursement for using the medical procedures and devices we plan to develop. These third-party payors are increasingly challenging the price of medical procedures and services and establishing guidelines that may limit physicians' selections of innovative products and procedures. We also cannot predict the effect of any current or future legislation or regulations relating to third-party coverage or reimbursement on our business. We may not be able to achieve market acceptance of our proposed products or maintain price levels sufficient to achieve or maintain any profits on our proposed products if adequate reimbursement coverage is not available.

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

THE PRICE AND TRADING VOLUME OF OUR COMMON STOCK FLUCTUATES SIGNIFICANTLY, WHICH MAY MAKE IT DIFFICULT FOR US OR A STOCKHOLDER TO SELL OUR COMMON STOCK AT A SUITABLE PRICE AND MAY CAUSE DILUTION FOR EXISTING STOCKHOLDERS WHEN WE ISSUE ADDITIONAL SHARES.

         During the period from January 1, 2000 through December 31, 2000, our stock price ranged from $1.125 to $19.50 per share. Daily trading volume ranged from 100 shares to 300,623 shares during that period.

         The following factors may have an impact on the price of our stock:

            o Announcements by us or others regarding scientific discoveries, technological innovations, commercial products, patents or proprietary rights;

            o     The progress of preclinical or clinical testing;

            o     Changes in government regulation;

            o     Public concern about the safety of devices or drugs;

            o     Limited coverage by securities analysts;

            o The occurrence of any of the risk factors described in this section;

            o Sales of large blocks of stock by an individual or institution;

            o Changes in our financial performance from period to period; securities analysts' reports; and general market conditions.

OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ SMALLCAP MARKET WHICH WOULD MAKE TRADING IN OUR STOCK MORE DIFFICULT.

         Since November 1999, our common stock has been quoted in the Nasdaq SmallCap Market. Our shares could be delisted if we fail to meet the listing requirements of the Nasdaq SmallCap Market, which would force us to list our shares on the OTC Bulletin Board or some other quotation medium, such as pink sheets, depending upon our ability to meet the specific listing requirements of those quotation systems. As a result, an investor might find it more difficult to dispose of, or to obtain accurate price quotations for, our shares. Delisting might also reduce the visibility, liquidity, and price of our common stock. If our common stock were delisted from the Nasdaq SmallCap Market and were not traded on another national securities exchange, we could become subject to penny stock regulations that impose additional sales practice disclosure and market making requirements on broker/dealers who sell or make a market in our stock. The rules of the SEC generally define "penny stock" to be common stock that has a market price of less than $5.00 per share which is not traded on a national exchange. If our stock became subject to penny stock regulations, it would adversely affect the ability and willingness of broker/dealers who sell or make a market in our common stock and of investors to purchase or sell our stock in the secondary market.

IF INSIDERS SELL SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK IN THE MARKET, THE PRICE COULD FALL OR MAKE IT MORE COSTLY FOR US TO RAISE CAPITAL.

         As of March 23, 2001 we had 37,954,157 shares of common stock and preferred stock convertible into our common stock outstanding. Of theses shares, approximately 8,799,278 shares were eligible for sale in the public market free of restrictions under the Securities Act of 1933, as amended, including restrictions under Rule 144. As of December 31, 2001, approximately 2,204,174 shares were subject to agreements requiring us to permit the holders of the shares, under certain circumstances, to join a public offering of our stock or to demand that we register their shares. Approximately 22,558,435 shares held by Photogen's five founders are subject to a lock-up agreement with Theodore Tannebaum (Chairman of the Board), prohibiting sale of those shares without Mr. Tannebaum's consent until August 9, 2001.

         As of December 31, 2000 we had reserved 10,486,780 shares of common stock for future issuance upon grants of options, or exercise or conversion of outstanding options and warrants and convertible securities. If these options and warrants are all issued and exercised, investors may experience significant dilution in the book value and earnings per share of their common stock.


ITEM 2.  PROPERTIES.

         We are occupying approximately 4,000 square feet of office and laboratory space in Knoxville, Tennessee. We negotiated an extension to this lease agreement with a term expiring May, 2002. We have one more option to renew this lease agreement for an additional term of three years and an option to purchase the facility at any time during the term of the lease or any renewal.

         We have signed a three-year lease agreement for approximately 6,164 square feet of office space located in New Hope, Pennsylvania. The lease also permits us to extend the lease for two additional three-year terms. This will be used for our executive officer headquarters and for our clinical development group.

         To our knowledge, the property and equipment in our Knoxville and New Hope locations are in good condition. In the opinion of management, our interest in these facilities is adequately covered by insurance.


ITEM 3.  LEGAL PROCEEDINGS.

         In conjunction with the restructuring of our clinical development office in Westborough, Massachusetts, we filed a lawsuit captioned Photogen, Inc. v. Gerald L. Wolf (Case No. 00C 5841), in the United States District Court for the Northern District of Illinois. In that litigation, we allege that Dr. Wolf, our former Medical Director, breached his employment agreement and other obligations to us. We also seek a declaration from the Court that Dr. Wolf is not a co-inventor of certain of our discoveries relating to PH-10. We have filed a number of patent applications for multiple inventions involving PH-10. Dr. Wolf has asserted that he is a co-inventor of certain of those inventions described in certain of the patent applications, apparently claiming he conceived them outside the scope of his role as Principal Investigator under our Research Agreement with Massachusetts General Hospital (which gives us the right to an exclusive license to all jointly invented technology) or his Employment Agreement (which vests in us title to all inventions he develops). We intend to vigorously defend our proprietary and other rights against Dr. Wolf's claims. However, if Dr. Wolf's assertion that he co-invented certain of our PH-10 inventions is correct, he (or his assignee) may be considered a joint owner of the invention. If Dr. Wolf conceived of the invention outside the scope of the Research Agreement or his Employment Agreement and we were unable to obtain an exclusive license to Dr. Wolf's interest in any allegedly co-invented technology, we could nonetheless use the co-invented technology as a joint owner (but we might face possible competition for any products resulting from that technology if it is not covered by any other patent of which we are the exclusive owner or licensee), and our other inventions involving PH-10 should not be affected. It is not currently possible for us to determine whether or how this would affect our revenues, financial condition or prospects.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to our common stockholders or Series A convertible preferred stockholders for a vote during the fourth quarter of the 2000 fiscal year.


                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is traded from time to time on the Nasdaq SmallCap Market under the symbol "PHGN."

         Common Stock

         As of March 23, 2001 there were 37,525,421 shares of our common stock outstanding and held by approximately 525 stockholders. Holders of our Common Stock are entitled to receive such dividends as may be declared by the Board of Directors. We have not declared or paid dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future.

         The high and low trading prices for our common stock during each quarter of the last two fiscal years are set forth below.

                      Year Ended                   Year Ended
                   December 31, 1999            December 31, 2000
                   -----------------            -----------------
                                  (Amounts in $)

                   High          Low           High          Low
                   ----          ---           ----          ---

     1st Quarter   13.50         8.00          19.50         14.00

     2nd Quarter   10.75         8.50          17.875        6.656

     3rd Quarter   14.50         8.50          11.50         4.25

     4th Quarter   18.75         12.25         6.00          1.125


         For the period January 1, 2000 through March 23, 2001, the high and low trading prices for our common stock were $7.00 and $1.50 respectively. Aggregate trading volume for the period January 1, 2000 through March 23, 2001 was approximately 1,133,100 shares. The foregoing information was obtained from the National Association of Securities Dealers as reported on the over-the-counter bulletin board and on the Nasdaq SmallCap Market. The quotations generally reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The foregoing information for 1999 and 2000, however, reflects trade prices, and not bid or ask prices. See "Risk Factors -- A small group of stockholders control Photogen, which may make it difficult for stockholders who are not in that group to influence management," and "The price and trading volume of our common stock fluctuates significantly, which may make it difficult for us or a stockholder to sell our common stock at a suitable price and may cause dilution for existing stockholders when we issue additional shares," above, regarding the possible effects of the concentrated ownership of our stock on the market and price of the stock.

         In 2000, we granted qualified and non-qualified stock options pursuant to our 1998 Long Term Incentive Plan to purchase an aggregate of 1,546,000 shares of common stock, and 4,000,000 qualified stock options pursuant to our Senior Executive Long Term Incentive Compensation Plan. The options have vesting requirements ranging from three to five years from the date of the grant and some were immediately exercisable with no vesting requirements. Exercise prices range from $2.75 to $15.00.

         We also issued warrants in 2000 to purchase 500,000 shares of common stock at $9.45 per share and 15,000 shares at $15.625 to consultants, and 32,724 shares of our common stock at $16.88 per share to the placement agent for services rendered in connection with our Series B Preferred offering.

         We are subject to six sets of registration rights agreements. All of the agreements contain piggyback registration rights and three contain demand registration rights upon the occurrence of certain events and subject to various terms and conditions.

            o Under the first two agreements, we granted certain piggyback registration rights to the holders of warrants covering an aggregate of 260,000 shares of our common stock owned by two shareholders; which warrants are exercisable before May 15, 2002.

            o Under a third agreement, the holder of warrants covering 1,000,000 shares of our common stock may demand registration for those shares in the event that holders of 50% or more of those warrants make a request covered by at least 100,000 shares (in addition to certain piggyback registration rights). Demand registration, however, is subject to Board approval.

            o Under the fourth agreement, we granted demand and piggyback registration rights with respect to common stock resulting from conversion of our Series A Preferred, 461,538 shares of our common stock held by Elan, warrants covering 100,000 shares of our common stock, and common stock converted under a convertible promissory note (as of December 31, 2000, there was not any amount outstanding under the note).

            o Under the fifth and sixth agreements, we granted demand and piggyback registration rights to the holders of Series B Preferred, covering common stock issued and common stock resulting from conversions of Series B Preferred and piggyback registration rights to the holder of warrants covering 32,724 shares of our common stock. These agreements provide that "initiating holders" who collectively purchased a minimum of $1 million worth of Series B Preferred may demand two registrations of common stock issued upon conversion of Series B Preferred if the registration is for an aggregate price to the public, net of underwriting discounts and commissions, of at least $2 million. Holders of Series B Preferred who own a minimum of $250,000 worth of Series B Preferred are considered "eligible holders" and may participate in those two demand registrations.

         Mr. Smolik and Drs. Dees, Fisher, Scott and Wachter, who as of March 23, 2001, collectively hold approximately 22,558,435 shares of our common stock, have agreed not to sell or otherwise dispose of those shares for a period ending August 9, 2001, without the prior consent of Theodore Tannebaum.

         Approximately 29,154,879 shares of our common stock and preferred stock convertible into common stock are "restricted stock" or are beneficially owned by persons who as of December 31, 2000 were affiliates of the Company as defined in Rule 144 under the Securities Act. A portion of those shares would be eligible for resale by Company affiliates and others who have satisfied the requisite holding periods, subject to the volume limitations and other provisions of Rule 144 and applicable law. As of March 13, 2000, 875,000 shares of common stock that we sold in our March 13, 1998 Private Placement are no longer restricted stock or subject to Rule 144 because two years have now passed.

         Series A Convertible Preferred Stock

         On October 20, 1999, we issued 12,015 shares of Series A Preferred Stock to Elan International Services, Ltd. ("EIS"), an affiliate of Elan, in conjunction with the formation of Sentigen Ltd., our joint venture with Elan. Under the Amended and Restated Certificate of Designations, Preferences and Rights of Series A Preferred Stock, the holder of Series A Preferred has a liquidation preference entitling it to the first $12,015,000 of funds available for distribution to stockholders upon liquidation of the Company and has the right to convert shares of Series A Preferred into common stock at any time after October 20, 2001 at a conversion price of $21.17 per share. Alternatively, the holder of Series A Preferred may exchange shares of Series A Preferred for common shares of Sentigen so that the holder of Series A Preferred owns 50% of the equity of Sentigen. Each share of Series A Preferred will be paid a mandatory payment-in-kind dividend equal to 7% (i.e., 0.07 additional shares of Series A Preferred). The payment-in-kind dividend is cumulative, compounds on a semi-annual basis and is payable twice a year, beginning April 2000. Pursuant to this dividend requirement, we issued 841 shares of Series A Preferred in 2000 and as of December 31, 2000, there were approximately 12,856 shares of Series A Preferred outstanding. The holder of Series A Preferred is only entitled to vote on matters that adversely affect or change the rights of holders of Series A Preferred Stock. The holder of Series A Preferred does not have the right to vote on the election of directors of the Company.

         Series B Convertible Preferred Stock

         In February, 2000, we issued 327,240 shares of Series B Convertible Preferred Stock ("Series B Preferred") to 32 accredited investors in a private placement, for a purchase price of $16.88 per share and 9,816 shares to the placement agent in connection with services rendered in our private placement of Series B Preferred.

         Each share of Series B Preferred is entitled to a payment-in-kind dividend payable in additional shares of Series B Preferred, at a rate of 6% (i.e., 0.06 additional shares of Series B Preferred). Dividends will be payable on January 15 of each year, beginning January 15, 2001 and will accrue from the date of such share's issuance. As of December 31, 2000 there were 337,056 shares of Series B Preferred outstanding. On January 15, 2001, we issued approximately 20,224 shares of Series B Preferred to Series B Preferred Stockholders pursuant to the payment-in-kind dividend. As of March 23, 2001, there are 357,280 shares of Series B Preferred outstanding which is convertible into 428,736 shares of our common stock. We may not make dividends or distributions on common stock unless we also pay a dividend on the Series B Preferred equal to the amount a holder of Series B Preferred would have received on conversion of Series B Preferred into common stock.

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

         Each share of Series B Preferred has the number of votes equal to the number of shares of common stock into which the share of Series B Preferred would be convertible (as of March 23, 2001, 1.2 shares of common stock for each share of Series B Preferred), and will be entitled to vote together with the common stock. Certain matters, such as an amendment to the terms of the Series B Preferred Certificate of Designation or a change in the preferences or any relative or other rights of the Series B Preferred, may have to be approved by a majority of the holders of Series B Preferred voting as a separate class.

         A holder of Series B Preferred may convert shares of Series B Preferred into common stock at any time, according the following formula:

- --------------------------------------------------------------------------------
If the conversion takes place:   Each share of Series B Preferred converts into:
- --------------------------------------------------------------------------------
On or before 12/31/00            1.0 shares of common stock
- --------------------------------------------------------------------------------
1/1/01 - 12/31/01                1.2 shares of common stock
- --------------------------------------------------------------------------------
1/1/02 and thereafter            1.4 shares of common stock
- --------------------------------------------------------------------------------


The conversion ratio is subject to adjustment for certain dilutive events, including issuance of common stock or equivalent securities at less than $16.88 per share. We have issued common stock in our recent shelf registration at less than $16.88 and will be required to increase the number of shares of common stock issuable upon conversion of our Series B Preferred. We may require holders of Series B Preferred to convert their shares into common stock (at the same ratios that would apply for a voluntary conversion, except as described in the second and third bullet points below) in connection with any of the following events:

            o If the holders of a majority of the Series B Preferred approve a mandatory conversion;

            o Immediately prior to a firm commitment, underwritten public offering of our common stock in which we receive $20 million or more in gross proceeds;

            o If the holders of a majority of Series B Preferred do not approve any transaction to issue a security senior or pari passu to the Series B Preferred in a transaction involving any vendor, licensor or joint venturer or other commercial transaction (a "special senior security"), the purpose of which is not solely to provide financing, and which the Board has approved and recommended; or

            o     At any time after January 1, 2005.

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

         Recent Sales of Unregistered Securities

         During 2000, we made the following sales of stock without registration under the Securities Act of 1933 (the "Securities Act"):

            o On January 24, 2000, we issued warrants covering 15,000 shares of our common stock to a consultant. The warrants are exerciasable at any time before January 24, 2010 for an exercise price of $15.625.

            o On February 18, 2000 we issued 327,240 shares of Series B Preferred to 32 accredited investors in a private placement, for a purchase price of $16.88 per share and 9,816 shares of Series B Preferred and warrants to acquire 32,724 shares of our common stock at an exercise price of $16.88 per share to the placement agent in connection with services rendered in our private placement of Series B Preferred

            o On August 9, 2000, we issued warrants to acquire a total of 500,000 shares of common stock to Farcap Group, LLC as consideration for consulting services Farcap agreed to perform for us. The warrants are exercisable at any time before August 9, 2004 for an exercise price of $9.45 per share.

         In each of the transactions described above:

            o We did not use any underwriters or brokers and we paid no commissions or underwriting discounts, except for a commission of 9,816 shares of Series B Preferred, warrants in the amount of 32,724 shares of our common stock and $25,000 expense reimbursement we paid to the placement agent for our Series B Preferred.

            o Wherever we received cash consideration, we used the proceeds for working capital and other general corporate purposes.

            o These transactions were exempt from registration under the Securities Act pursuant to Section 4(2) of that Act, on the basis of one or more of the following factors: we made the offers and sales to a limited number of "accredited investors" within the meaning of Rule 501 of Regulation D under the Securities Act, without public advertising or solicitation; each investor had access to material information about the Company and the opportunity to obtain further information; each investor acquired the securities for investment and not with a view to resale or distribution thereof; and the certificates representing the shares bear a legend restricting their transfer except in compliance with applicable securities laws.

      During 2000, we also awarded 1,546,000 options to acquire our common stock pursuant to our 1998 Long Term Incentive Compensation Plan and 4,000,000 options to acquire common stock pursuant to our Senior Executive Long Term Incentive Compensation Plan. Those options are exercisable at prices ranging from $2.75 to $15.00 and are subject to various vesting criteria.


ITEM 6. SELECTED FINANCIAL DATA.

         The following information is qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included below. The selected financial data presented below for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 have been derived from our audited financial statements.

                                1996            1997            1998            1999            2000
- -----------------------------------------------------------------------------------------------------
Net loss from continuing   $  (1,779)   $   (554,702)   $ (1,973,913)   $ (6,052,841)   $(10,787,062)
operations
- -----------------------------------------------------------------------------------------------------
Basic and diluted loss
per common share           $      --    $      (0.02)   $      (0.05)   $      (0.17)   $      (0.36)
- -----------------------------------------------------------------------------------------------------
Total assets                   5,489       2,284,373       8,060,585      23,304,829      19,652,037
- -----------------------------------------------------------------------------------------------------
Total liabilities                 --         197,328         952,007         872,667       1,239,527
- -----------------------------------------------------------------------------------------------------
Total long-term                   --          60,469          35,990          18,356           1,554
obligations
- -----------------------------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       Photogen is an emerging development-stage biotechnology company focused on developing minimally invasive products for the treatment and diagnosis of cancer, pre-cancerous conditions and other diseases. We have not completed development of any diagnostic or therapeutic product or process at this time and have no revenue from operations. Portions of the discussion in this item contain forward -looking statements and are subject to the Risk Factors described above.


RESULTS OF OPERATIONS

       Our efforts have been focused on the development and clinical testing of diagnostic and therapeutic products. To date, we have not generated revenues from the sale of any proposed diagnostic or therapeutic products or other operations. Net loss applicable to common shareholders (in 1999 and 2000 after preferred dividends) was $1,973,913, $6,273,518 and $13,491,813 for the years ended December 31, 1998, 1999 and 2000, respectively.

         Research and development expenses for the years ended December 31, 1998, 1999 and 2000 were $1,357,941, $2,889,215 and $4,308,313, respectively.
Expenses in 1998 were attributable to personnel costs, facilities expenses and supplies to support our research operation in Knoxville, Tennessee as well as for the costs of research contracts we established with outside academic organizations. Expense increases in 1999 were due to costs incurred as we expanded our development activities for PH-10, a company developed product, and for N-1177, a product licensed by Photogen during 1999. In addition, we established a clinical development group in Westborough, Massachusetts during the fourth quarter of 1999 to support development of products approaching the stages of human clinical testing. Research expenses increased in 2000 resulting from the Westborough, Massachusetts operations through September, 2000 and costs associated with consultants we retained having expertise in the development of cancer therapeutics and diagnostics as well as dermatological products. This increased expense was partially offset by a reduction in research contract expense as a result of contracts with certain academic institutions reaching their conclusion.

         General and administrative expenses were $1,008,571, $3,037,392 and $5,095,442 for the years ended December 31, 1998, 1999 and 2000, respectively. In 1998, these expenses were attributable to costs associated with obtaining patent protection for our intellectual property, costs associated with administrative personnel and corporate management, legal and related expenses and facilities expenses. In 1999, the expense increase was due primarily to the amortization of warrants granted to a service provider and consultants, and increased legal expenses. Expense increases in 2000 resulted primarily from additional warrants granted to a service provider, costs of hiring and compensating our new senior management and legal expenses incurred in connection with the reorganization of the clinical development group.

         On September 26, 2000, we initiated a restructuring of our clinical development operations. We closed our Westborough, Massachusetts office and delivered notices of material breaches and/or dissatisfaction pursuant to the employment agreements with the three employees who worked there at that time. Clinical development activities formerly carried on in Westborough were assumed by outside consultants and other company employees. We have taken a charge against earnings of $597,025 for termination of our office lease and associated expenses and termination costs associated with certain employees at that location. We cannot estimate at this time additional costs or obligations (if any) related to any litigation arising from that closing.

         In the fourth quarter of 1999, we entered into a joint venture relationship with affiliates of Elan Corporation for the development of N-1177, a potential product to identify and diagnose lymph nodes for the presence of cancer. We own 80.1% of the joint venture entity, Sentigen, Ltd, with the balance owned by Elan. During 1999 and 2000, we recorded losses from the joint venture of $306,029 and $1,203,392, respectively. These losses resulted from our share of development expenses incurred in the joint venture by the two participants, including personnel expenses and costs associated with developing a manufacturing process, including the purchase of drug substance and other materials.

         In accordance with the joint venture agreement between Photogen and Elan, we charged research and development work performed at the Westborough facility to Sentigen. As part of the restructuring of our clinical development operations, we conducted an internal review of the year-to-date activities conducted at Westborough and concluded that the joint venture should not be charged for those activities. Accordingly, in the third quarter, we reversed the billings previously made to Sentigen and recorded the entire amount of research and development costs on our financial statements. The effect on us was an increase in research and development costs of $810,000 less a decrease in the loss from Sentigen of $649,000.

       Investment income for the years ended December 31, 1998, 1999 and 2000 was $392,599, $179,795 and $417,110, respectively. Investment income results entirely from the amount of capital in our investment portfolio prior to it being used to fund our operations and the rate of interest earned on that capital. We invest funds in the investment portfolio in United States Government obligations. The 1998 investment income resulted primarily from interest earned on the proceeds of a common stock offering in

March 1998 and on capital remaining from common stock issued at the time of the company's recapitalization in 1997. Investment income declined in 1999 as we used this capital to support our research activities. In the fourth quarter of 1999 and the first quarter of 2000, the company raised a total of $11,276,340 from the issuance of common stock and Series B Preferred. The increase in investment income in 2000 resulted primarily from investment of those proceeds. We expect investment income to continue to fluctuate both as the size of the investment portfolio decreases or increases and as the rate of interest earned by the portfolio varies due to shifts in short term interest rates.

       Purchases of equipment and leasehold improvements for the years ended December 31, 1998, 1999 and 2000 were $877,459, $374,741 and $516,186, respectively. These purchases were primarily for the acquisition of laboratory and other equipment necessary to conduct pre-clinical and clinical studies and leasehold improvements in the Knoxville and Westborough offices. During the next twelve months we expect capital expenditures for equipment to be less than $100,000.

       The holder of Series A Preferred is entitled to a mandatory, cumulative, semi-annual payment-in-kind dividend of 7% (i.e., 0.07 additional shares of Series A Preferred). Similarly, the holders of Series B Preferred are entitled to a cumulative, annual payment-in-kind dividend equal to 6% (i.e., 0.06 additional shares of Series B Preferred). Additionally, the terms of both the Series A Preferred and the Series B Preferred create additional preferred returns for the holders. The Series A Preferred was issued with detachable warrants. The value allocated to those warrants caused the preferred shareholders to receive an additional return. That additional return is being amortized over the period until the stock is first convertible. The preferred return related to the Series A Preferred recorded in 2000 was $436,041. The terms of the Series B Preferred include beneficial conversion rates if the stock is converted to common stock after specified dates. The value of the beneficial conversion also creates an additional return to the Series B holders. The value of the beneficial conversion feature is being amortized over the period from issuance until January 1, 2002, the date the most beneficial conversion rate becomes effective. The preferred return related to the Series B Preferred recorded in 2000 was $1,059,097. As a result of the above, we recorded preferred stock dividends of $220,677 and $2,704,751 in 1999 and 2000 for Series A Preferred stock issued in October, 1999 and Series B Preferred stock issued in February, 2000.

       As a result of the above factors, the net loss applicable to common shareholders (in 1999 and 2000 after preferred dividends) was $1,973,913, $6,273,518 and $13,491,813 for the years ended December 31, 1998, 1999 and 2000, respectively. Basic and diluted loss per common share was $0.05, $0.17 and $0.36, respectively, for these periods.


LIQUIDITY; CAPITAL RESOURCES

       We have used, and expect over the next 12 months to use, the capital available in our investment portfolio as well as proceeds and expected proceeds from sales of common stock under the registration statement declared effective in February, 2001 for up to $40 million of common stock, for general corporate purposes, including activities related to preparing for and conducting clinical trials, purchase and preparation of clinical material, conduct of preclinical studies, administrative expenses to support our research and development activities, capital expenditures and to meet working capital needs. We expect to evaluate from time to time the acquisition or license of businesses, technologies or products for which a portion of the net proceeds may be used; however we have no present plan or commitments for any acquisition or license. We expect our use of capital to increase as we move toward initiating clinical trials.

       We have a $4.8 million credit facility from Elan to fund a portion of the operations of the Sentigen joint venture. Our borrowings under this facility would bear interest at 8% per annum, be repayable in 2005 or be convertible at Elan's election into our common stock at a conversion price of $18.15 per share. We have also received a binding commitment from our Chairman of the Board and 5.6% stockholder, Theodore Tannebaum, to make a $1 million credit facility available to us. Borrowings under this credit facility will bear interest at 6% per year and interest only will be paid annually with the principal due in five years. The loan would be secured by a lien on all of our assets.

         On September 22, 2000, we filed a shelf registration statement with the SEC to enable us to issue up to $40 million of our common stock. This shelf registration was declared effective by the SEC in February, 2001 and will permit us to issue common stock from time to time at our option. Through March 23, 2001, we sold 142,035 shares of common stock pursuant to this registration statement to an institutional investor for gross proceeds of $375,000.

       As of December 31, 2000 we had U.S. Treasury notes available for sale, cash and interest receivable totaling approximately $5,660,000. Maturity dates of these securities range from January 1, 2001 to April 30, 2001. Yields range from 4.5% to 6.375%. At the current rate of spending, we will exhaust these securities by approximately October 31, 2001. We have access to additional capital through borrowing funds from our credit line with Elan for development costs of N-1177 and from the line of credit from Mr. Tannebaum. In addition, at our option, our registration statement gives us the ability to sell from time to time up to $40 million of additional common stock. We believe that through the use of our cash, U.S. Treasury notes and lines of credit we will have sufficient cash resources for our current commitments through the next twelve months. If necessary we can adjust our use of cash and capital by modifying the timing of and related financial commitments for our development programs for PH-10, N-1177 and other programs. See "Risk Factors -- We must raise additional financing in the future and our ability to do so could prevent us from implementing our business plan," above.


PLAN OF OPERATION

      During the next twelve months, we will focus our efforts on completing preclinical studies, preparing required filings to the FDA and foreign regulatory bodies, acquiring quantities of clinical grade drug formulations of our proposed products, conducting human clinical studies on selected indications, and preparing for the design and assembly of laser and other treatment devices. We expect to continue to incur increasing losses for at least the next several years as we intensify research and development, preclinical and clinical testing and associated regulatory approval activities and engage in or provide for the manufacture and/or sale of any products that we may develop.

       We expect that our technologies will be useful in several therapeutic and diagnostic applications. Over the next twelve months, we intend to devote a significant majority of our financial and other resources to preparing for and initiating clinical development of PH-10 for the treatment of psoriasis and the treatment of focal tumors (a tumor that is confined to a specific area of the body), and continuing the clinical development of N-1177. With respect to PH-10, our goal is to file an Investigational New Drug (IND) application for one or more indications with the FDA, which if approved would enable us to begin human clinical trials. In 2001, we also plan to begin Phase 2 clinical trials of N-1177.

         As we progress toward and into human clinical trials, our use of capital will increase and will continue to do so at an accelerating pace. Greater capital resources would enable us to quicken and expand our research and development activities, and our failure to raise additional capital will (absent a suitable collaborative agreement providing for a third party to take over these functions) significantly impair our ability to conduct further research and development activities beyond those currently contracted for and our ability to seek regulatory approval for any possible product resulting from that research. In any event, complete development and commercialization of our technology will require substantial additional funds. See "Risk Factors -- We must raise additional financing in the future and our inability to do so could prevent us from implementing our business plan," above. Accordingly, we are continuously evaluating capital formation activities and opportunities, either as part of collaborative arrangements with third parties or through other offerings of equity or debt.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 is effective for years beginning after June 15, 2000. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company, to date, has not engaged in derivative or hedging activities.

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board ("APB") Opinion No. 25." FIN 44 clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previous fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after December 15, 1998 or January 12, 2000. We believe our existing stock-based compensation policies and procedures are in compliance with FIN 44 and, therefore, the adoption of FIN 44 had no material impact on our financial condition, results of operations or cash flows.

         During the year, we adopted certain provisions of EITF 00-27, "Application of EITF Issue No. 98-5, `Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,' to Certain Convertible Securities." EITF 00-27 changed the approach of calculating the conversion price used in determining the value of the beneficial conversion feature from using the conversion price stated in the preferred stock certificate to using the accounting conversion price. We did not treat the adoption of EITF 00-27 as a cumulative change in accounting principles because the cumulative effect was minimal.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The primary market risk which could impact us is the fluctuation in interest rates related to our investments in Government bonds. As our investments all have short-term maturities, the investment return will reflect the current market rates. To date, we have not engaged in any derivative or hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



Independent Auditors' Report


Board of Directors
Photogen Technologies, Inc.
Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of Photogen Technologies, Inc., a development stage company, as of December 31, 1999 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the period from November 3, 1996 (inception) to December 31, 2000 and for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photogen Technologies, Inc. at December 31, 1999 and 2000, and the results of its operations and its cash flows for the period from November 3, 1996 (inception) to December 31, 2000 and for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                            /s/ BDO Seidman, LLP


Chicago, Illinois
February 20, 2001

                 CONSOLIDATED BALANCE SHEETS
 ==================================================================

December 31,                                                                             1999           2000
- --------------------------------------------------------------------------------------------------------------
Assets

Current Assets
     Cash and cash equivalents                                                  $   1,681,773  $     622,795
     Restricted cash (Note 5(b))                                                      100,000              -
     United States Treasury Notes, total face value $5,470,000 and
         $4,945,000, respectively                                                   5,472,564      4,943,971
     Interest receivable                                                               84,327         93,219
     Prepaid consulting expense (Note 5(a))                                         1,585,575        760,363
     Prepaid expenses                                                                 590,710        182,115
     Deposit (Note 7)                                                                       -        100,000
- --------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                9,514,949      6,702,463

Equipment and Leasehold Improvements, less accumulated
     depreciation of $393,692 and $761,425, respectively (Note 4(a))                1,279,441      1,377,741

Patent Costs, net of amortization of $17,361 and $59,027, respectively                482,639        440,973

Deposit (Note 7)                                                                       29,370        429,370

Investment in and Advances to Affiliate (Note 3)                                   11,998,430     10,701,490
- --------------------------------------------------------------------------------------------------------------

                                                                                $  23,304,829  $  19,652,037
==============================================================================================================

                           CONSOLIDATED BALANCE SHEETS
================================================================================

December 31,                                                                           1999            2000
- -----------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current Liabilities
     Accounts payable                                                           $   833,163    $    891,171
     Accrued restructuring (Note 8)                                                       -         330,000
     Current portion of obligation under capital leases (Note 4(a))                  21,148          16,802
- --------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                           854,311       1,237,973
- --------------------------------------------------------------------------------------------------------------

Obligation Under Capital Leases (Note 4(a))                                          18,356           1,554
- --------------------------------------------------------------------------------------------------------------

Commitments (Notes 4 and 9)

Shareholders' Equity (Notes 2, 3, 5 and 6)
     Preferred stock; par value $.01 per share; 5,000,000 shares authorized including: Series A Preferred Stock; 12,015 and 12,856 shares authorized,
              issued and outstanding, respectively, liquidation preference
              $1,000 per share (in aggregate $12,015,000 and
              $12,856,000, respectively)                                                120             128
         Series B Preferred Stock; 402,000 shares authorized; 337,056 issued and outstanding at December 31, 2000, liquidation
              preference $16.88 per share (in aggregate $5,689,505)                       -           3,370
     Common stock; par value $.001 per share; 150,000,000 shares
         authorized; 37,383,386 shares issued and outstanding                        37,384          37,384
     Additional paid-in capital                                                  30,977,893      37,741,925
     Deficit accumulated during the development stage                            (8,583,235)    (19,370,297)
- --------------------------------------------------------------------------------------------------------------

Total Shareholders' Equity                                                       22,432,162      18,412,510
- --------------------------------------------------------------------------------------------------------------

                                                                                $23,304,829    $ 19,652,037
==============================================================================================================


                    See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================

                                                                                                                 Cumulative
                                                                                                                    Amounts
                                                                                                                       From
                                                                                                                November 3,
                                                                                                                       1996
                                                        Year Ended         Year Ended          Year Ended    (Inception) to
                                                      December 31,       December 31,        December 31,      December 31,
                                                              1998               1999                2000              2000
- ------------------------------------------------------------------------------------------------------------------------------
Operating Expenses (Notes 4, 5 and 8)
     Research and development                      $     1,357,941    $     2,889,215    $      4,308,313   $     8,963,633
     General and administrative                          1,008,571          3,037,392           5,095,442         9,396,855
     Restructuring charges                                       -                  -             597,025           597,025
- ------------------------------------------------------------------------------------------------------------------------------

Total operating expenses                                 2,366,512          5,926,607          10,000,780        18,957,513

Loss From Joint Venture (Note 3)                                 -           (306,029)         (1,203,392)       (1,509,421)

Investment Income                                          392,599            179,795             417,110         1,096,637
- ------------------------------------------------------------------------------------------------------------------------------

Net Loss                                                (1,973,913)        (6,052,841)        (10,787,062)  $   (19,370,297)
                                                                                                            ==================

Dividends on Preferred Stock (Notes 3 and 5)                     -           (220,677)         (2,704,751)
- -----------------------------------------------------------------------------------------------------------

Net Loss Applicable to Common Shareholders         $    (1,973,913)   $    (6,273,518)   $    (13,491,813)
===========================================================================================================

Basic and Diluted Loss Per Common Share            $          (.05)   $          (.17)   $           (.36)
===========================================================================================================

Weighted Average Number of Common
     Shares Outstanding - Basic and Diluted             36,692,708         36,983,707          37,383,386
===========================================================================================================

                    See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
================================================================================



                                       Preferred Stock  Preferred Stock
                                           Series A        Series B            Common Stock                         Additional
                                       ---------------  --------------    -----------------------    Members'          Paid-in
                                         Shares Amount  Shares  Amount     Shares        Amount       Capital          Capital
- -------------------------------------------------------------------------------------------------------------------------------
Contribution of capital ................   -     $ --      -     $ --            --   $        --   $     7,268    $        --
Net loss for the period ended
  December 31, 1996 ....................   -       --      -       --            --            --        (1,779)            --
- -------------------------------------------------------------------------------------------------------------------------------

Balance, at December 31, 1996 ..........   -       --      -       --            --            --         5,489             --

     Net loss for the period
       January 1, 1997 to May 15,
       1997 ............................   -       --      -       --            --            --            --             --
     Capital contribution ..............   -       --      -       --            --            --         3,511             --
- -------------------------------------------------------------------------------------------------------------------------------

Balance, at May 15, 1997 ...............   -       --      -       --            --            --         9,000             --

     Issuance of common stock ..........   -       --      -       --     6,312,833         6,313            --      1,797,137
     Effect of recapitalization and
       merger ..........................   -       --      -       --    29,687,167        29,687        (9,000)     1,181,500
     Cost associated with
       recapitalization and merger .....   -       --      -       --            --            --            --       (371,111)
     Net loss for the period May 16,
        1997 to December 31, 1997 ......   -       --      -       --            --            --            --             --
- -------------------------------------------------------------------------------------------------------------------------------

Balance, at December 31, 1997 ..........   -       --      -       --    36,000,000        36,000            --      2,607,526

     Issuance of common stock ..........   -       --      -       --       875,020           875            --      6,999,125
     Costs associated with common stock
       issuance ........................   -       --      -       --            --            --            --        (50,000)
     Options issued to consultants .....   -       --      -       --            --            --            --         45,446
     Net loss for the year ended
       December 31, 1998 ...............   -       --      -       --            --            --            --             --
- -------------------------------------------------------------------------------------------------------------------------------


                                                Deficit
                                            Accumulated
                                             During the
                                            Development
                                                  Stage         Total
- ----------------------------------------------------------------------
Contribution of capital ................    $        --    $     7,268
Net loss for the period ended
  December 31, 1996 ....................             --         (1,779)
- ----------------------------------------------------------------------

Balance, at December 31, 1996 ..........             --          5,489

    Net loss for the period January 1, 1997
      to May 15, 1997 ..................         (3,511)        (3,511)
     Capital contribution ..............             --          3,511
- ----------------------------------------------------------------------

Balance, at May 15, 1997 ...............         (3,511)         5,489

     Issuance of common stock ..........             --      1,803,450
     Effect of recapitalization and
       merger ..........................          1,732      1,203,919
     Cost associated with
       recapitalization and merger .....             --       (371,111)
     Net loss for the period May 16,
        1997 to December 31, 1997 ......       (554,702)      (554,702)
- ----------------------------------------------------------------------

Balance, at December 31, 1997 ..........       (556,481)     2,087,045

     Issuance of common stock ..........             --      7,000,000
     Costs associated with common stock
       issuance ........................             --        (50,000)
     Options issued to consultants .....             --         45,446
     Net loss for the year ended
       December 31, 1998 ...............     (1,973,913)    (1,973,913)
- ----------------------------------------------------------------------


                                                Preferred Stock             Preferred Stock
                                                    Series A                    Series B                     Common Stock
                                            -----------------------    --------------------------   --------------------------
                                              Shares         Amount         Shares         Amount         Shares         Amount
- ---------------------------------------------------------------------------------------------------------------------------------
Balance, at December 31, 1998 .......             --   $         --             --   $         --     36,875,020   $     36,875

     Exercise of stock options ......             --             --             --             --          4,500              5
     Issuance of warrants and options             --             --             --             --             --             --
     Issuance of common stock .......             --             --             --             --        503,866            504
     Issuance of preferred stock ....         12,015            120             --             --             --             --
     Net loss for the year ended
       December 31, 1999 ............             --             --             --             --             --             --
- ---------------------------------------------------------------------------------------------------------------------------------

Balance, at December 31, 1999 .......         12,015            120             --             --     37,383,386         37,384

     Stock option compensation ......             --             --             --             --             --             --
     Issuance of warrants and options             --             --             --             --             --             --
     Issuance of preferred stock
       dividend .....................            841              8             --             --             --             --
     Issuance of preferred stock ....             --             --        337,056          3,370             --             --
     Net loss for the year ended
       December 31, 2000 ............             --             --             --             --             --             --
- ---------------------------------------------------------------------------------------------------------------------------------

Balance, at December 31, 2000 .......         12,856   $        128        337,056   $      3,370     37,383,386   $     37,384
=================================================================================================================================



                                                                              Deficit
                                                                          Accumulated
                                                           Additional      During the
                                              Members'        Paid-in     Development
                                               Capital        Capital           Stage           Total
- -----------------------------------------------------------------------------------------------------
Balance, at December 31, 1998 .......         $     --   $  9,602,097    $ (2,530,394)   $  7,108,578

     Exercise of stock options ......               --         50,058              --          50,063
     Issuance of warrants and options               --      3,664,749              --       3,664,749
     Issuance of common stock .......               --      6,082,150              --       6,082,654
     Issuance of preferred stock ....               --     11,578,839              --      11,578,959
     Net loss for the year ended
       December 31, 1999 ............               --             --      (6,052,841)     (6,052,841)
- -----------------------------------------------------------------------------------------------------

Balance, at December 31, 1999 .......               --     30,977,893      (8,583,235)     22,432,162

     Stock option compensation ......               --        125,020              --         125,020
     Issuance of warrants and options               --      1,366,050              --       1,366,050
     Issuance of preferred stock
       dividend .....................               --             (8)             --              --
     Issuance of preferred stock ....               --      5,272,970              --       5,276,340
     Net loss for the year ended
       December 31, 2000 ............               --             --     (10,787,062)    (10,787,062)
- -----------------------------------------------------------------------------------------------------

Balance, at December 31, 2000 .......         $     --   $ 37,741,925    $(19,370,297)   $ 18,412,510
======================================================================================================

                    See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================


                                                                                                                 Cumulative
                                                                                                                    Amounts
                                                                                                                       From
                                                                                                                November 3,
                                                                                                                       1996
                                                        Year Ended         Year Ended         Year Ended     (Inception) to
                                                      December 31,       December 31,       December 31,       December 31,
                                                              1998               1999               2000               2000
- ------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net loss                                      $    (1,973,913)   $    (6,052,841)  $    (10,787,062)  $    (19,370,297)
     Depreciation and amortization                         148,761            282,049            416,511            864,394
     Loss on disposal of equipment and
         leasehold improvements                                  -                  -             43,041             43,041
     Loss (gain) on sale of marketable securities            9,238                  -                  -            (18,503)
     United States Treasury Notes
         amortization                                       22,364             24,914            (41,437)            13,615
     Stock option compensation                              45,446            381,321            125,020            551,787
     Issuance of warrants in exchange for
         services rendered                                       -          1,043,466          2,191,262          3,234,728
     Loss from investment in affiliate                           -            306,029          1,203,392          1,509,421
     Changes in operating assets and
         liabilities
         Prepaid expenses                                 (427,231)          (155,315)           408,595           (182,115)
         Interest receivable                              (100,069)            37,144             (8,892)           (93,219)
         Accounts payable                                  686,015            (21,085)           108,008            891,171
         Accrued restructuring                                   -                  -            330,000            330,000
- ------------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                   (1,589,389)        (4,154,318)        (6,011,562)       (12,225,977)
- ------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
     Sale of marketable securities                         400,000                  -                  -          2,164,464
     Purchases of marketable securities                          -                  -                  -         (2,182,967)
     Purchases of United States Treasury
         Notes                                         (14,516,754)        (5,475,373)       (11,749,970)       (33,786,973)
     Sales of United States Treasury Notes              10,343,698          5,660,000         12,320,000         29,963,548
     Purchase of equipment and leasehold
         improvements                                     (877,459)          (374,741)          (516,186)        (1,897,615)
     Costs to acquire patent                                     -           (150,000)           (50,000)          (237,335)
     Investment in and advances to affiliate                     -        (12,304,459)            93,548        (12,210,911)
     (Increase) decrease  in restricted cash                     -           (100,000)           100,000                  -
     Increase in deposit                                         -            (29,370)          (500,000)          (529,370)
- ------------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                   (4,650,515)       (12,773,943)          (302,608)       (18,717,159)
- ------------------------------------------------------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================


                                                                                                                  Cumulative
                                                                                                                     Amounts
                                                                                                                        From
                                                                                                                 November 3,
                                                                                                                        1996
                                                         Year Ended         Year Ended         Year Ended     (Inception) to
                                                       December 31,       December 31,       December 31,       December 31,
                                                               1998               1999               2000               2000
- -------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
     Principal payments on capital leases          $       (140,501)  $       (108,255)  $        (21,148)  $       (273,348)
     Net proceeds from issuance of equity                 6,950,000         18,066,063          5,276,340         30,298,716
     Proceeds from capital contributions by
         shareholders                                             -                  -                  -          1,911,674
     Cost of recapitalization                                     -                  -                  -           (371,111)
- -------------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                 6,809,499         17,957,808          5,255,192         31,565,931
- -------------------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash
     Equivalents                                            569,595          1,029,547         (1,058,978)           622,795

Cash and Cash Equivalents, at beginning
     of year                                                 82,631            652,226          1,681,773                  -
- -------------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, at end of year          $        652,226   $      1,681,773   $        622,795   $        622,795
===============================================================================================================================

Supplemental Schedule of Noncash Investing and Financing Activities
     2000
        Warrants issued in exchange for consulting services of $1,366,050.

     1999
        $300,000 of patent costs were paid through the issuance of common stock.

         Warrants issued in exchange for consulting services of $2,629,041.

     1998
        Equipment purchased under capital leases amounted to $209,165.

                    See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


1.      Organization and
        Significant Accounting
        Policies

        Nature of Operations       Photogen Technologies, Inc. (the "Company"),
                                   through its subsidiary Photogen, Inc.,
                                   successor to Photogen, L.L.C., is a
                                   development stage biotechnology company that
                                   is focusing on developing minimally invasive
                                   products for treatment and diagnosis of
                                   cancer, pre-cancerous conditions and other
                                   diseases. The Company's technologies involve
                                   methods, materials and devices that are
                                   intended to destroy diseased cells or
                                   identify and diagnose disease. The Company
                                   also has an investment in a joint venture
                                   (Note 3).

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

        Equipment and Leasehold    Equipment and leasehold improvements are
        Improvements               stated at cost. Depreciation and amortization
                                   of equipment are provided for using the
                                   straight-line method over the estimated
                                   useful lives of the assets. Computers and
                                   laboratory equipment are being depreciated
                                   over five years, furniture and fixtures are
                                   being depreciated over seven years and
                                   leasehold improvements are being amortized
                                   over five years. Leasehold improvements are
                                   being amortized on a straight-line basis over
                                   the lives of the respective leases or the
                                   service lives of the improvements, whichever
                                   is shorter. Depreciation expense was
                                   $148,761, $264,688 and $374,845 for 1998,
                                   1999 and 2000, respectively.

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

       Patent Costs                Internal patent costs are expensed in the
                                   period incurred. Patents



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                   purchased are capitalized and amortized over the life of the patent.

       Research and Development    Research and development costs are charged to
                                   expense when incurred.

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

                                   The Company has not recorded an income tax benefit for losses incurred of approximately
                                   $15,882,000 primarily expiring in 2018
                                   through 2020. The Company is in the
                                   development stage and realization of the losses is not considered more likely than not. An income tax valuation allowance has been provided for the losses realized to date.

       Basic and Diluted Loss Per  Basic and diluted loss per common share is
       Common Share                computed based on the weighted average number
                                   of common shares outstanding. Loss per share
                                   excludes the impact of outstanding options
                                   and warrants and preferred stock as they are
                                   antidilutive. Potential common shares
                                   excluded from the calculation at December 31,
                                   2000 are 5,644,000 options, 1,149,724
                                   warrants and 1,011,741 shares issuable upon
                                   the conversion of Series A and B Preferred
                                   Stock.

                                   In June 1998, the FASB issued Statement of
       Recent Accounting           Financial Accounting Standards ("SFAS") No.
       Pronouncements              133, "Accounting for Derivative Instruments
                                   and Hedging Activities," which establishes
                                   accounting and reporting standards for
                                   derivative instruments and hedging
                                   activities. SFAS 133 is effective for years
                                   beginning after June 15, 2000. It requires
                                   that an entity recognize all derivatives as
                                   either assets or liabilities in the statement
                                   of financial position and measure those
                                   instruments at fair value. The Company, to
                                   date, has not engaged in derivative or
                                   hedging activities.

                                   In March 2000, the Financial Accounting
                                   Standards Board issued FASB Interpretation
                                   No. 44 ("FIN 44"), "Accounting for Certain
                                   Transactions Involving Stock Compensation - an Interpretation of Accounting Principles
                                   Board ("APB") Opinion No. 25." FIN 44
                                   clarifies the following: the definition of an employee for purposes of applying APB Opinion
                                   No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan;
                                   the accounting consequence of various
                                   modifications to the terms of the previous fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1,
                                   2000, but certain conclusions in FIN 44 cover specific events that occurred after December



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                   15, 1998 or January 12, 2000. The Company believes its existing stock-based compensation policies and procedures are in compliance with FIN 44 and, therefore, the adoption of FIN 44 had no material impact on the Company's financial condition, results of operations or cash flows.

                                   During the year, the Company adopted certain provisions of EITF 00-27, "Application of EITF Issue No. 98-5, `Accounting for
                                   Convertible Securities with Beneficial
                                   Conversion Features or Contingently
                                   Adjustable Conversion Ratios,' to Certain
                                   Convertible Securities." EITF 00-27 changed the approach of calculating the conversion price used in determining the value of the beneficial conversion feature from using the conversion price stated in the preferred stock certificate to using the accounting conversion price. The Company did not treat the adoption of EITF 00-27 as a cumulative change in accounting principles because the cumulative effect was de minimis.

       Reclassifications           Certain 1999 amounts have been reclassified
                                   to conform with the 2000 presentation.

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

                                   As part of the recapitalization, the Company sold 6,312,833 shares of common stock for a total purchase price of approximately
                                   $1,803,456. Further, as consideration for the acquisition of Photogen, 24,000,000 shares of common stock were issued. Five founding shareholders have agreed not to sell these shares until August 2001 without the prior consent of an investor. These shareholders currently hold approximately 22,600,000 shares.

                                   Legal and brokerage fees of approximately
                                   $371,000 were charged to additional paid-in capital as costs of the recapitalization and merger. Included in the paid-in capital is the net cash of approximately $109,000



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                   from MT Financial Group, Inc.

3.     Joint Venture/              On October 12, 1999, the Company formed a
       Investmentin Affiliate      joint venture with Elan International
                                   Services, Ltd. ("Elan") to develop and
                                   commercialize nanoparticulate diagnostic
                                   imaging agents for the detection and
                                   treatment of cancer through lymphography.

                                   Sentigen Ltd. ("Sentigen") was formed to hold the operations, assets and liabilities of the joint venture. Elan purchased 2,980 shares of Sentigen nonvoting convertible preferred stock for $2,985,000 representing a 19.9% ownership interest. Elan also purchased
                                   12,015 shares of the Company's Series A
                                   convertible exchangeable preferred stock for
                                   $12,015,000. In connection with the issuance of the preferred stock to Elan, the Company granted warrants to Elan to purchase 100,000 shares of the Company's common stock at $21.17 per share which was valued at $678,000. As a result, a preferred stock dividend of $436,041 is being recorded for the accretion of the preferred stock to its face value of $12,015,000 over the period until it is first convertible. Beginning in 2000, in accordance with EITF 00-27, the Company recorded an additional preferred stock dividend to represent the beneficial conversion feature associated with the intrinsic value of the Series A Preferred conversion option. As a result, an additional preferred stock dividend of $436,041 is being recorded over the period until it is first convertible. During 2000, $490,540 was recorded as preferred stock dividends for the accretion of the preferred stock and the related intrinsic value of the conversion option.

                                   The Company purchased 12,000 shares of
                                   Sentigen's common stock for $12,015,000
                                   representing an 80.1% ownership interest.

                                   Sentigen used the $15,000,000 received from the Company and Elan to purchase from Elan a worldwide license to certain Elan technology related to the joint venture. Expenses incurred by the Company and Elan, which relate to the development of the diagnostic imaging agents, are charged to Sentigen.

                                   Elan granted the Company a line of credit of $4,806,000 to be used by the Company to fund their portion of Sentigen's research and development. Principal and interest under the line of credit, if any, become due and payable in 2005 or, at the option of Elan, can be converted into the Company's common stock at $18.15 per share. Any borrowings under the line of credit would bear interest at 8%. There were no borrowings on this line of credit at December 31, 1999 and 2000.

                                   In connection with the joint venture
                                   agreement, Elan also purchased 461,538 shares of the Company's common stock for $6,000,000.
                                   If in the



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                   Company's next third-party offering after the issuance of the Series A Preferred, it sells common stock at a price less than $13 per share, the Company must issue additional shares to Elan so that Elan's overall price for its common stock equals the effective price in that third-party offering.

                                   The total cash proceeds from the equity
                                   issuance to Elan of $18,015,000 were
                                   allocated to the common stock, preferred stock and the warrants.

                                   Elan has substantive participating rights in Sentigen, including the requirement for approval of the business plan and budgets and equal representation on the management committee which decides all day-to-day functions. As a result, the Company's investment in Sentigen is recorded under the equity method.

                                   Following is summarized financial information for Sentigen at December 31, 1999 and 2000:


                                                    1999             2000
   ------------------------------------------------------------------------
   License purchased from Elan,
       net of amortization of
       $244,565 in 2000                   $   15,000,000  $    14,755,435
   ------------------------------------------------------------------------

   Total assets                           $   15,000,000  $    14,755,435
   ========================================================================

   Due to affiliates                      $      382,040  $     1,639,855

   Total shareholders' equity                 14,617,960       13,115,580
   ------------------------------------------------------------------------

   Total liabilities and equity           $   15,000,000  $    14,755,435
   ========================================================================

   Research and development
       expense                            $      382,040  $     1,502,380
   ------------------------------------------------------------------------

   Net loss                               $      382,040  $     1,502,380
   ========================================================================


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


4.      Commitments                (a) At December 31, 2000, the Company has a
                                        lease for office and laboratory space in
                                        Knoxville, Tennessee, expiring in May
                                        2001. Subsequent to year end, the
                                        Company amended the lease by extending
                                        the lease term through May 2002. At
                                        December 31, 2000, the Company also has
                                        an operating lease for laboratory
                                        equipment expiring in 2004. In addition,
                                        subsequent to year end, the Company
                                        entered into a lease for office space in
                                        New Hope, Pennsylvania, expiring in
                                        March 2004. Total rental expense charged
                                        to operations for the years ended
                                        December 31, 1998, 1999 and 2000
                                        aggregated approximately $28,000,
                                        $44,000 and $352,000, respectively.
                                        Additionally, the Company leases
                                        laboratory equipment under capital
                                        leases. Minimum future rental payments
                                        under all of these leases are as
                                        follows:


                                            Capitalized     Operating
        Year ending December 31,                 Leases        Leases
        ----------------------------------------------------------------

        2001                               $     18,553    $  552,000
        2002                                      1,574       561,000
        2003                                          -       547,000
        2004                                          -       403,000
        ----------------------------------------------------------------
        Total minimum lease
            payments                             20,127    $2,063,000
                                                        ================
        Less amount representing
            interest                             (1,771)
        -------------------------------------------------
        Present value of net minimum
        lease
            payments                       $     18,356
        ==================================================

          Equipment, leased under the
          capitalized lease agreements and
          classified as equipment, has cost
          and accumulated amortization as
          follows. Lease amortization is
          included in depreciation and
          amortization expense.

        December 31,                               1999          2000
        ----------------------------------------------------------------
        Cost                               $     82,539    $   82,539
        Accumulated amortization                 35,767        52,275
        ----------------------------------------------------------------

                                           $     46,772    $   30,264
        ================================================================

                                   (b)  The Company has entered into employment
                                        agreements with

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                        certain officers and employees for
                                        initial terms ranging between three and
                                        five years expiring in 2002 and 2003.
                                        Under the terms of these agreements, the officers and employees are each entitled to initial annual salaries ranging between $100,000 and $265,000 plus fringe benefits (subject to
                                        adjustments).

5.      Equity Transactions        (a)  The Company applies the recognition
                                        provisions of SFAS No. 123, "Accounting
                                        for Stock-Based Compensation," in
                                        accounting for stock options issued to
                                        nonemployees. During 1999, the Company
                                        issued 10,000 options and 502,000
                                        warrants and during 2000, the Company
                                        issued 21,000 options and 515,000
                                        warrants for common stock in exchange
                                        for consulting services rendered. As the
                                        fair market value of these services was
                                        not readily determinable, these services
                                        were valued based on the fair market
                                        value, determined using the
                                        Black-Scholes option pricing model, for
                                        the options issued which ranged from
                                        $5.22 to $9.52 in 1999 and $1.34 to
                                        $9.51 in 2000. Consulting costs charged
                                        to operations were $45,446 in 1998,
                                        $1,199,787 in 1999 and $2,316,282 in
                                        2000. At December 31, 1999 and 2000,
                                        $1,585,575 and $760,363, respectively,
                                        has been classified as prepaid
                                        consulting expense as this amount
                                        represents payment for services to be
                                        provided in the future.

                                   (b)  In August 1999, the Company purchased
                                        patents for $500,000 which were
                                        satisfied by the issuance of 42,328
                                        shares of the Company's common stock
                                        valued at $300,000 and cash of $200,000.
                                        $150,000 of the cash was paid in 1999
                                        and $50,000 was paid in March 2000. In
                                        1999, the Company placed $100,000 of
                                        cash in escrow as collateral for future
                                        payments, which were made in 2000. This
                                        cash was recorded as restricted cash at
                                        December 31, 1999.

                                   (c)  In 1999, the Company issued 740,000
                                        variable stock options to employees
                                        which would vest upon completion of
                                        performance milestones, including filing for a new drug application and acquisition of a patent FDA approval act. Exercise prices ranged from $9.38 to $18.13 and expired in 10 years. As of December 31, 1999, 75,000 of these shares had vested. Compensation charged to operations was $225,000 in 1999. In
                                        2000, all of these variable stock
                                        options were cancelled.



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                   (d)  Series A Preferred Stock - The Company
                                        originally designated 12,015 shares of
                                        preferred stock as Series A Preferred
                                        Stock ("Series A Preferred"). For the
                                        first six years from issuance, the
                                        preferred stock has a mandatory dividend of 7%. Such dividends are cumulative and compound on a semiannual basis and are payable semiannually solely by the issuance of additional preferred Series
                                        A stock. The Company has a deficit and,
                                        as a result, the dividends have been
                                        recorded against paid-in capital. In
                                        accordance with the provisions of the
                                        agreement, the Company issued 841
                                        additional preferred shares in
                                        settlement of dividend requirements.
                                        Therefore, at December 31, 2000, there
                                        were 12,856 shares of Series A Preferred outstanding. The Series A Preferred shall rank senior to any future series of preferred stock unless the majority of the Series A shareholders agree to rank pari passu with any future issuances. The liquidation preference is
                                        $1,000 per share. The Series A Preferred is convertible, after two years but before six years from issuance, into common stock of the Company with an initial conversion price of $21.17. The conversion price is subject to adjustment for certain dilutive events.
                                        Alternatively, the holder of the Series
                                        A Preferred can elect to exchange the
                                        Series A preferred shares for the number of shares in Sentigen which would allow the Series A holder to then own a total of 50% of Sentigen. The Series A holder is currently the minority shareholder in Sentigen. The exchange right is not available for any shares which have been converted to common stock. The exchange right terminates six years from the issuance of the Series A Preferred. The
                                        Series A Preferred was issued in October
                                        1999.

                                        The holder of Series A Preferred also
                                        has demand and piggyback registration
                                        rights with respect to common stock
                                        issuable to it upon conversion of its
                                        Series A Preferred. The holder of Series
                                        A Preferred is only entitled to vote on
                                        matters that adversely affect or change
                                        the rights of holders of Series A
                                        Preferred and does not have the right to vote on the election of directors of the Company. The holder of Series A
                                        Preferred also has a preemptive right
                                        until October 2003 to participate in any offering of the Company. If in the Company's next third-party offering after the issuance of the Series A
                                        Preferred, it sells common stock at a
                                        price less than $13 per share, the
                                        Company must issue additional shares to
                                        the holder so that the holder's overall
                                        price for its common stock equals the
                                        effective price in that other
                                        third-party offering.


                                   (e)  Series B Preferred Stock - In February
                                        2000, the Company completed a private
                                        placement of its Series B Convertible



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                        Preferred Stock ("Series B Preferred").
                                        The Company received cash proceeds, net
                                        of related expenses, of $5,276,340 in
                                        exchange for 337,056 shares of the
                                        Series B Preferred. The Series B
                                        Preferred has an annual dividend rate of 6%. Such dividends are to be cumulative, shall compound on an annual basis and are payable annually by the issuance of additional preferred Series B stock. The
                                        Company has a deficit and, as a result,
                                        the dividends will be recorded against
                                        paid-in capital. The Series B Preferred
                                        is subordinate to the Series A
                                        Preferred.

                                        Subject to the senior liquidation
                                        preference of the Series A Preferred
                                        stockholder, and the liquidation
                                        preference of any senior or pari passu
                                        securities created by the Company in the future with the requisite consent of the holders of Series B Preferred, each share of Series B Preferred is entitled to a liquidation preference equal to $16.88 per share, before any amounts are paid on the common stock on liquidation.
                                        If the Company is acquired by another
                                        entity or sells all or substantially all of its assets, and if it pays an amount equal to the liquidation preference of the Series A Preferred and any other senior security, holders of Series B
                                        Preferred will be entitled to receive
                                        the liquidation preference unless the
                                        stockholders prior to the transaction
                                        hold at least 50% of the voting power of the surviving or acquiring entity or if the holders of a majority of Series B
                                        Preferred agree by vote or written
                                        consent to exclude the acquisition or
                                        sale from this provision.

                                        Each share of Series B Preferred has the number of votes equal to the number of shares of common stock into which the share of Series B Preferred would be convertible, and is entitled to vote together with the common stock. Certain matters, such as an amendment to the terms of the Series B Preferred
                                        Certificate of Designation or a change
                                        in the preferences or any relative or
                                        other rights of the Series B Preferred
                                        (except for issuance of a special senior security), may have to be approved by a majority of the holders of Series B
                                        Preferred voting as a separate class.
                                        This right is subject to the Company's
                                        ability to require mandatory conversion
                                        of Series B Preferred if a special
                                        senior security (discussed below) is not approved.

                                        Holders of Series B Preferred may
                                        convert shares of Series B Preferred
                                        into common stock at any time, according to the following formula:

                                             Each share of Series B Preferred
     If the conversion takes place:          converts into:
     ------------------------------------------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

     On or before December 31, 2000          1.0 shares of common stock
     January 1, 2001 - December 31, 2001     1.2 shares of common stock
     January 1, 2002 and thereafter          1.4 shares of common stock

                                        The Series B Preferred contains
                                        beneficial conversion features. Emerging
                                        Issues Task Force Issue 98-5,
                                        "Accounting for Convertible Securities
                                        with Beneficial Conversion Features or
                                        Contingently Adjustable Conversion
                                        Ratios," requires the issuer to assume
                                        that the holder will not convert the
                                        instrument until the time of the most
                                        beneficial conversion. As indicated in
                                        the above table, the most beneficial
                                        conversion would occur after January 1,
                                        2002. Using the conversion ratio at
                                        January 1, 2002 and the stock price at
                                        the date of issuance, the maximum
                                        beneficial conversion amount is
                                        $2,275,795. This amount will be recorded as additional preferred stock dividends over the period from issuance until January 1, 2002. Through December 31,
                                        2000, $1,059,097 has been recorded as
                                        additional dividends.

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

                                        -    Immediately prior to a firm
                                             commitment, underwritten public
                                             offering of the Company's common
                                             stock in which they receive $20
                                             million or more in gross proceeds;

                                        -    If the holders of a majority of
                                             Series B Preferred do not approve
                                             any transaction to issue a security
                                             senior or pari passu to the Series
                                             B Preferred in a transaction
                                             involving any vendor, licensor or
                                             joint venturer or other commercial
                                             transaction (a "special senior
                                             security"), the purpose of which is
                                             not solely to provide financing,
                                             and which the Board has approved
                                             and recommended; or

                                        -    At any time after January 1, 2005.

                                   (f)  Common Stock - The Company is subject to
                                        six sets of registration rights
                                        agreements covering an aggregate of
                                        2,204,174



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                        shares of the Company's common stock,
                                        warrants that have vested covering the
                                        Company's common stock and common stock
                                        issuable upon conversion of the
                                        Company's Series A and B Preferred. All
                                        of the agreements contain piggyback
                                        registration rights and two contain
                                        demand registration rights upon the
                                        occurrence of certain events and subject to various terms and conditions. Of the 2,204,174 shares, 629,780 shares are entitled to piggyback registration only
                                        and 1,574,394 are entitled to both
                                        demand and piggyback registration.
                                        Warrants that have vested covering
                                        1,149,724 shares of the Company's common stock have weighted average anti-dilution rights.

                                        On March 13, 1998, the Company completed a private placement of 875,020 shares of common stock for $8.00 per share to a number of accredited investors. The
                                        Company received $7,000,000 in gross
                                        proceeds from this offering.

6.     Stock Incentive Plans       The Company maintains three long-term
       and Warrants                incentive compensation plans, which are
                                   described as follows:

                                   -    The 1998 Long-Term Incentive
                                        Compensation Plan, which provides for
                                        the granting of up to 2,000,000 stock
                                        options to key employees, directors and
                                        consultants;

                                   -    The 2000 Long-Term Incentive
                                        Compensation Plan, which provides for
                                        the granting of up to 2,000,000 stock
                                        options to key employees, directors and
                                        consultants;

                                   -    The 2000 Senior Executive Long-Term
                                        Incentive Compensation Plan, which
                                        provides for the granting of up to
                                        5,000,000 stock options to senior
                                        executives.

                                   Options granted under these plans may be either "incentive stock options" within the meaning of Section 422A of the Internal
                                   Revenue Code, or nonqualified options.

                                   The stock options are exercisable over a period determined by the Board of Directors
                                   (through its Compensation Committee), but generally no longer than 10 years after the date they are granted.

                                   Information with respect to the plans
                                   follows:

       Year ended December 31,                 1998          1999         2000
       ------------------------------------------------------------------------
       Options outstanding at beginning
        of Year                                   -        92,500    1,205,500
       Options granted                       92,500     1,117,500    5,546,000

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


       Options forfeited                               -             -      (1,107,500)
       Options exercised                               -        (4,500)              -
       ---------------------------------------------------------------------------------

       Options outstanding at end of year         92,500     1,205,500       5,644,000
       =================================================================================

       Option prices per share granted      $11.13-15.06   $9.38-19.38   $2.75 - 15.00
       =================================================================================

       Weighted average exercise price
           Options granted                   $     12.24   $     11.83     $     10.38
           Options exercised                           -         11.13               -
           Options forfeited                           -             -           11.82
           Options outstanding at end of
                year                               12.24         11.94           10.47
           Options exercisable at end of
                year                                   -          9.88            6.37

                    Options Outstanding                     Options Exercisable
         ------------------------------------------------------------------------------------
                                          Weighted                                  Weighted
                                           Average                                  Average
                             Number       Remaining                    Number      Remaining
             Range of    Outstanding at  Contractual    Range of   Outstanding at Contractual
             Exercise     December 31,       Life       Exercise     December 31,     Life
              Price           2000         (Years)       Price          2000         (Years)
         ------------------------------------------------------------------------------------
         $2.75                1,528,000         9.9          $2.75       60,000      9.9
         $6.875-8.25          1,018,000         9.6         $6.875       18,000      9.6
         $11.125-13.250          88,000        7.66 $11.125-13.250       30,500     7.66
         $15.00-15.06         3,010,000         9.4         $15.06        4,000      7.8

                                   The Company applies APB Opinion 25 and
                                   related interpretations in accounting for stock options granted to employees and directors. Accordingly, no compensation cost has been recognized for the Plan.

                                   The weighted-average, grant date fair value of stock options granted to employees and directors during the year, and the significant assumptions used to determine those fair values, using a modified
                                   Black-Scholes option pricing model, and the pro forma effect on earnings of the fair value accounting for stock options under SFAS
                                   No. 123, are as follows:


                                         1998           1999          2000
   ----------------------------------------------------------------------------
   Weighted average fair value per
       options granted               $   7.89     $    10.76     $    4.67

   Significant assumptions
       (weighted average)
     Risk-free interest rate at
       grant date                         5.1%           6.2%          6.2%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


     Expected stock price
       volatility                           60.0%             88.0%            94.3%
     Expected option life (years)              7                 7                5

   Net loss
       As reported                   $(1,973,913)    $  (6,052,841)    $(10,787,062)
       Pro forma                     $(2,042,238)    $  (6,511,604)    $(19,143,596)


                                                  1998           1999           2000
   ------------------------------------------------------------------------------------
   Net loss applicable to common
       shares
       As reported                        $ (1,973,913)  $ (6,273,518)  $(13,491,813)
       Pro forma                          $ (2,042,238)  $ (6,732,281)  $(21,848,347)

   Net loss per share - basic and
       diluted
       As reported                        $       (.05)  $       (.17)  $       (.36)
       Pro forma                          $       (.06)  $       (.18)  $       (.58)

    Information with respect to warrants follows:

   Year ended December 31,                               1999             2000
   -----------------------------------------------------------------------------
   Warrants outstanding at beginning of
       year                                                 -          602,000
   Warrants granted                                   602,000          547,724
   -----------------------------------------------------------------------------

   Warrants outstanding at end of year                602,000        1,149,724
   =============================================================================

   Warrant prices per share
       outstanding                            $    9.45-21.17  $    9.45-16.88
   =============================================================================

   Weighted average exercise price
       Warrants granted                       $         11.42  $         10.06
       Warrants outstanding                   $         11.42  $         10.77


7.      Deposit                    The Company entered into an operating lease
                                   for laboratory equipment beginning January 1,
                                   2000. The Company was required to provide
                                   cash collateral of $500,000 for future lease
                                   payments. The $500,000 will be invested in
                                   United States treasury notes and will be
                                   under the control of the lessor. The deposit
                                   will be refunded over the term of the lease.
                                   Per the agreement, $100,000 will be refunded
                                   to the Company in 2001. Accordingly, this
                                   amount has been classified as a current asset
                                   at December 31, 2000. The remaining deposit
                                   has been recorded as a long-term deposit at
                                   December 31, 2000.



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

8.      Restructuring              In 2000, the Company recorded a restructuring
                                   charge of $597,025, included in operating
                                   expenses, relating to the closure of its
                                   operations in Westborough, Massachusetts. The
                                   restructuring charge includes accruals
                                   related to estimated lease termination costs
                                   and accruals related to employee severance
                                   and related expenses in connection with their
                                   termination. All employees at the Westborough
                                   facility were terminated. The activities
                                   previously performed at the Westborough
                                   facility will continue at other company
                                   locations or with outside consultants. The
                                   restructuring charge is summarized as
                                   follows:

                                   Charge in    Utilized in          To be
                                        2000           2000       Utilized
            -----------------------------------------------------------------

            Employee costs      $    395,223  $      65,223   $    330,000
            Lease costs              201,802        201,802              -
            -----------------------------------------------------------------

            Total               $    597,025  $     267,025   $    330,000
            =================================================================


9.     Related Party               In November 1999, a director agreed to
       Transactions                provide a credit facility of up to
                                   $1,000,000. Any borrowings under this
                                   facility will bear interest at 6%. Payments
                                   of interest only will be due annually, with
                                   the principal due in five years. The loan
                                   would be secured by a lien on all of the
                                   Company's assets. No borrowings have been
                                   made under this credit facility.


10.     Selected Quarterly
        Financial Data
        (Unaudited)

                                                                     1999                                                2000
 -------------------------------------------------------------------------------------------------------------------------------
                                                                 Net Loss                                            Net Loss
                                                                Per Share                                           Per Share
                              Operating              Net       (Basic and         Operating             Net        (Basic and
                               Expenses             Loss         Diluted)          Expenses            Loss          Diluted)
 -------------------------------------------------------------------------------------------------------------------------------
 Quarters
     Fourth               $   2,307,621   $   (2,590,995)   $       (0.08)   $    2,652,046   $  (3,103,418)   $        (0.11)
     Third                    1,647,541       (1,609,708)           (0.04)        3,186,890      (2,696,499)            (0.09)
     Second                   1,070,675       (1,023,388)           (0.03)        2,089,098      (2,557,181)            (0.09)
     First                      900,770         (828,750)           (0.02)        2,072,746      (2,429,964)            (0.07)
 -------------------------------------------------------------------------------------------------------------------------------

                          $   5,926,607   $   (6,052,841)   $       (0.17)   $   10,000,780   $ (10,787,062)   $        (0.36)
 ===============================================================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.


                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by Item 10 is incorporated by reference to the information under the captions "Directors, Executive Officers, Promoters and Control Persons; and Compliance with Section 16(a) of the Exchange Act" in our definitive proxy statement for the 2001 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by Item 11 is incorporated by reference to the information under the caption "Executive Compensation" in our definitive proxy statement for the 2001 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by Item 12 is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for the 2001 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 13 is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement for the 2001 annual meeting of stockholders.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.

         EXHIBITS. The following is a list of exhibits filed as part of this Form 10-K. Exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filings is indicated in parentheses.

      EXHIBIT NO.                            DESCRIPTION

          3.1             Restated Articles of Incorporation of Photogen
                          Technologies, Inc. (Filed as Exhibit 3.1 to the
                          Company's Current Report on Form 8-K dated May 17,
                          2000 and incorporated herein by reference.)




      EXHIBIT NO.                            DESCRIPTION
          3.2             Amended and Restated Certificate of Designations,
                          Preferences and Rights of Series A Preferred Stock.
                          (Filed as Exhibit 3.5 to the Company's Quarterly
                          Report on Form 10-QSB for the quarter ended September
                          30, 1999 and incorporated herein by reference.)

          3.3             Certificate of Designation, Preferences and Rights of
                          Series B Convertible Preferred Stock. (Filed as
                          Exhibit 3 to the Company's Current Report on Form 8-K dated February 18, 2000 and incorporated herein by reference.)

          3.4             Bylaws of Photogen Technologies, Inc. (Amended and
                          Restated as of May 17, 2000) (Filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated May 17,
                          2000 and incorporated herein by reference.)

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

          10.1            1998 Long Term Incentive Compensation Plan. (Filed as
                          Exhibit A to the Company's definitive proxy statement filed under Schedule 14A dated April 30, 1998 and incorporated herein by reference.)

          10.2            2000 Long Term Incentive Compensation Plan. (Filed as
                          Exhibit 10.1 to the Company's Current Report on Form
                          8-K dated May 17, 2002 and incorporated herein by reference.)

          10.3            Senior Executive Long Term Incentive Compensation
                          Plan. (Filed as Exhibit 10.2 to the Company's Current
                          Report on Form 8-K dated May 17, 2000 and incorporated herein by reference.)

          10.4 Lease entered into by the Company, P.C. Powell and Wilma Powell dated July 1, 1999. (Filed as Exhibit
                          10.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

          10.5            Office Lease dated February 19, 2001 by and between
                          Photogen, inc. and Union Square, Limited Partnership.




      EXHIBIT NO.                            DESCRIPTION

          10.6 Confirmatory License in favor of the U.S. Department of Energy relating to the Company's Method for Improved Selectivity in Photo-Activation and Detection of Molecular Diagnostic Agents (Serial No. 08/741,370) dated February 4, 1997. (Filed as Exhibit 10.4 to the
                          Company's Registration Statement on Form 10-SB dated
                          December 24, 1997 and incorporated herein by reference.)

          10.7 Confirmatory License in favor of the U.S. Department of Energy relating to the Company's Method for Improved Selectivity in Photo-Activation of Molecular
                          Agents (Serial No. 08/739,801) dated February 4, 1997.
                          (Filed as Exhibit 10.5 to the Company's Registration
                          Statement on Form 10-SB dated December 24, 1997 and incorporated herein by reference.)

          10.8 Form of Employment Agreements entered into by the Company and each of John Smolik, Eric A. Wachter,
                          Ph.D., Walter G. Fisher, Ph.D., and Craig Dees, Ph.D.
                          dated May 16, 1997 and with Timothy C. Scott dated
                          November 1, 1997. (Filed as Exhibit 10.6 to the
                          Company's Registration Statement on Form 10-SB dated
                          December 24, 1997 and incorporated herein by reference.)

          10.9 Form of Non-competition/Non-disclosure Agreements entered into by the Company and each of John Smolik, Eric A. Wachter, Ph.D., Walter G. Fisher, Ph.D., Craig
                          Dees, Ph.D. and Timothy C. Scott dated May 16, 1997.
                          (Filed as Exhibit 10.7 to the Company's Registration
                          Statement on Form 10-SB dated December 24, 1997 and incorporated herein by reference.)

          10.10 Employment Agreement entered into by the Company and Taffy J. Williams, Ph.D., dated May 17, 2000. (Filed as Exhibit 10.3 to the Company's Current Report on
                          Form 8-K dated May 17, 2000 and incorporated herein by reference.)

          10.11 Incentive Stock Option Award entered into by and between the Company and Taffy J. Williams, Ph.D.
                          dated May 17, 2000 (Filed as Exhibit 10.4 to the
                          Company's Current Report on Form 8-K dated May 17,
                          2001 and incorporated herein by reference).

          10.12 Employment Agreement entered into by the Company and Brooks Boveroux, dated August 1, 2000.

          10.13 Incentive Stock Option Award Agreement entered into by the Company and Brooks Boveroux dated August 1, 2000.

          10.14 Form of Indemnification Agreement entered into by and between the Company and each Director of the Company
                          (Filed as Exhibit 10.5 to the Company's Current Report on Form 8-K dated May 17, 2000 and incorporated herein by reference.)

          10.15           Tufts University Sponsored Research Agreement dated
                          August 1, 1999 by and between Photogen, Inc. and Tufts
                          University, a/k/a Trustees of Tufts College.




      EXHIBIT NO.                            DESCRIPTION
                          (Filed as Exhibit 10.3 to the Company's Quarterly
                          Report on Form 10-QSB for the quarter ended September
                          30, 1999 and incorporated herein by reference.)
                          Confidential portions of this exhibit were redacted.

          10.16           Consulting Agreement by and between Photogen
                          Technologies, Inc. and Farcap Group LLC effective
                          August 9, 1999. (Filed as Exhibit 10.4 to the
                          Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)

          10.17           Warrant Agreement by and between Photogen
                          Technologies, Inc. and Farcap Group LLC effective
                          August 9, 1999. (Filed as Exhibit 10.5 to the
                          Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)

          10.18           Agreement effective August 9, 1999 by and among
                          Alliance Pharmaceutical Corp., Photogen Technologies,
                          Inc. and Gerald Wolf, Ph.D., M.D. (Filed as Exhibit
                          10.6 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.) Confidential portions of this exhibit were redacted.

          10.19 License Agreement effective as of September 30, 1999 between The General Hospital Corporation and Photogen,
                          Inc. (Filed as Exhibit 10.7 to the Company's Quarterly
                          Report on Form 10-QSB for the quarter ended September
                          30, 1999 and incorporated herein by reference.)
                          Confidential portions of this exhibit were redacted.

          10.20           Securities Purchase Agreement dated as of October 20,
                          1999, among Photogen Technologies, Inc. and Elan
                          International Services, Ltd. (Filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.) Confidential portions of this exhibit were redacted.

          10.21           Warrant to Purchase Shares of Common Stock dated
                          October 20, 1999 between Photogen Technologies, Inc.
                          and Elan International Services, Ltd. (Filed as
                          Exhibit 10.9 to the Company's Quarterly Report on Form
                          10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)

          10.22 Convertible Promissory Note dated October 20, 1999 from Photogen Technologies, Inc. to Elan International
                          Services, Ltd. (Filed as Exhibit 10.10 to the
                          Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)

          10.23 Registration Rights Agreement dated October 20, 1999 by and among Photogen Technologies, Inc. and Elan
                          International Services, Ltd. (Filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)




      EXHIBIT NO.                            DESCRIPTION

          10.24           Funding Agreement dated October 20, 1999 among Elan
                          Pharma International Limited and Photogen
                          Technologies, Inc. (Filed as Exhibit 10.12 to the
                          Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)

          10.25           License Agreement dated October 20, 1999 between
                          Photogen Technologies, Inc, Photogen Newco Ltd. and
                          Elan Pharma International Limited. (Filed as Exhibit
                          10.13 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.) Confidential portions of this exhibit were redacted.

          10.26           License Agreement dated October 20, 1999 between Elan
                          Pharma International Limited, Photogen Newco Ltd. and
                          Photogen Technologies, Inc. (Filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.) Confidential portions of this exhibit were redacted.

          10.27           Subscription, Joint Development and Operating
                          Agreement dated October 20, 1999 between Elan Pharma
                          International Limited, Elan International Services,
                          Ltd., Photogen Technologies, Inc. and Photogen Newco
                          Ltd. (Filed as Exhibit 10.15 to the Company's
                          Quarterly Report on Form 10-QSB for the quarter ended
                          September 30, 1999 and incorporated herein by reference.) Confidential portions of this exhibit were redacted.

          10.28           Amended and Restated Standby Agreement dated November
                          9, 1999 among Theodore Tannebaum, John T. Smolik,
                          Craig Dees, Walter G. Fisher, Timothy Scott and Eric
                          A. Wachter. (Filed as Exhibit 10.34 to the Company's
                          Annual Report on Form 10-KSB for the year ended
                          December 31, 1999 and incorporated herein by reference.)

          10.29           Form of Registration Rights Agreement between the
                          Company and holders of Series B Convertible Preferred
                          Stock. (Filed as Exhibit 10.35 to the Company's Annual
                          Report on Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.)

          10.30           Equipment Lease between Picker Financial Group, L.L.C.
                          and Photogen, Inc. dated October 25, 1999. (Filed as
                          Exhibit 10.37 to the Company's Annual Report on Form
                          10-KSB for the year ended December 31, 1999 and incorporated herein by reference.)

          21 Subsidiaries of the registrant. (Filed as Exhibit 21 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.)

          23              Consent of BDO Seidman, LLP, Independent Auditors


      REPORTS ON FORM 8-K. During the quarter ended December 31, 2000, we did not file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 26, 2001                Photogen Technologies, Inc.


                                    By: Taffy J. Willaims, Ph.D.
                                        -----------------------------------
                                         Taffy J. Williams, Ph.D., President
                                          and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                                           Date
- ---------                                  -----                                           ----
/s/ Taffy J. Williams          President, Chief Executive Officer and          March 26, 2001
- ---------------------          Director
Taffy J. Williams, Ph.D.

/s/ Brooks Boveroux            Chief Financial Officer and Treasurer           March 26, 2001
- -------------------            (principal financial and accounting officer)
Brooks Boveroux

/s/ Theodore Tannebaum         Chairman of the Board                           March 26, 2001
- ----------------------
Theodore Tannebaum

/s/ Eric A. Wachter            Director, Vice President and Secretary          March 26, 2001
- -------------------
Eric A. Wachter, Ph.D.

/s/ Robert J. Weinstein        Director                                        March 26, 2001
- -----------------------
Robert J. Weinstein, M.D.

/s/ Lester H. McKeever, Jr.    Director                                        March 26, 2001
- ---------------------------
Lester H. McKeever, Jr.

/s/ Gene Golub                 Director                                        March 26, 2001
- --------------
Gene Golub

/s/ Aidan King                 Director                                        March 26, 2001
- --------------
Aidan King

                                  EXHIBIT INDEX

      EXHIBIT NO.                            DESCRIPTION

          +3.1            Restated Articles of Incorporation of Photogen
                          Technologies, Inc. (Filed as Exhibit 3.1 to the
                          Company's Current Report on Form 8-K dated May 17,
                          2000)

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

          +3.4            Bylaws of Photogen Technologies, Inc. (Amended and
                          Restated as of May 17, 2000) (Filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated May 17,
                          2000.)

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

          +10.1           1998 Long Term Incentive Compensation Plan. (Filed as
                          Exhibit A to the Company's definitive proxy statement filed under Schedule 14A dated April 30, 1998.)

          +10.2           2000 Long Term Incentive Compensation Plan. (Filed as
                          Exhibit 10.1 to the Company's Current Report on Form
                          8-K dated May 17, 2002.)

          +10.3           Senior Executive Long Term Incentive Compensation
                          Plan. (Filed as Exhibit 10.2 to the Company's Current
                          Report on Form 8-K dated May 17, 2000.)

          +10.4 Lease entered into by the Company, P.C. Powell and Wilma Powell dated July 1, 1999. (Filed as Exhibit
                          10.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

          *10.5           Office Lease dated February 19, 2001 by and between
                          Photogen, inc. and Union Square, Limited Partnership.



      EXHIBIT NO.                            DESCRIPTION


          +10.6 Confirmatory License in favor of the U.S. Department of Energy relating to the Company's Method for Improved Selectivity in Photo-Activation and Detection of Molecular Diagnostic Agents (Serial No. 08/741,370) dated February 4, 1997. (Filed as Exhibit 10.4 to the
                          Company's Registration Statement on Form 10-SB dated
                          December 24, 1997.)

          +10.7 Confirmatory License in favor of the U.S. Department of Energy relating to the Company's Method for Improved Selectivity in Photo-Activation of Molecular
                          Agents (Serial No. 08/739,801) dated February 4, 1997.
                          (Filed as Exhibit 10.5 to the Company's Registration
                          Statement on Form 10-SB dated December 24, 1997.)

          +10.8 Form of Employment Agreements entered into by the Company and each of John Smolik, Eric A. Wachter,
                          Ph.D., Walter G. Fisher, Ph.D., and Craig Dees, Ph.D.
                          dated May 16, 1997 and with Timothy C. Scott dated
                          November 1, 1997. (Filed as Exhibit 10.6 to the
                          Company's Registration Statement on Form 10-SB dated
                          December 24, 1997.)

          +10.9 Form of Non-competition/Non-disclosure Agreements entered into by the Company and each of John Smolik, Eric A. Wachter, Ph.D., Walter G. Fisher, Ph.D., Craig
                          Dees, Ph.D. and Timothy C. Scott dated May 16, 1997.
                          (Filed as Exhibit 10.7 to the Company's Registration
                          Statement on Form 10-SB dated December 24, 1997.)

          +10.10 Employment Agreement entered into by the Company and Taffy J. Williams, Ph.D., dated May 17, 2000. (Filed as Exhibit 10.3 to the Company's Current Report on
                          Form 8-K dated May 17, 2000.)

          +10.11 Incentive Stock Option Award entered into by and between the Company and Taffy J. Williams, Ph.D.
                          dated May 17, 2000 (Filed as Exhibit 10.4 to the
                          Company's Current Report on Form 8-K dated May 17,
                          2000).

          *10.12 Employment Agreement entered into by the Company and Brooks Boveroux, dated August 1, 2000.

          *10.13 Incentive Stock Option Award Agreement entered into by the Company and Brooks Boveroux dated August 1, 2000.

          +10.14 Form of Indemnification Agreement entered into by and between the Company and each Director of the Company
                          (Filed as Exhibit 10.5 to the Company's Current Report on Form 8-K dated May 17, 2000.)


          +10.15          Tufts University Sponsored Research Agreement dated
                          August 1, 1999 by and between Photogen, Inc. and Tufts
                          University, a/k/a Trustees of Tufts College. (Filed as
                          Exhibit 10.3 to the Company's Quarterly Report on Form
                          10-QSB for the quarter ended September 30, 1999.)
                          Confidential portions of this exhibit were redacted.



      EXHIBIT NO.                            DESCRIPTION


          +10.16          Consulting Agreement by and between Photogen
                          Technologies, Inc. and Farcap Group LLC effective
                          August 9, 1999. (Filed as Exhibit 10.4 to the
                          Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.)

          +10.17          Warrant Agreement by and between Photogen
                          Technologies, Inc. and Farcap Group LLC effective
                          August 9, 1999. (Filed as Exhibit 10.5 to the
                          Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.)

          +10.18          Agreement effective August 9, 1999 by and among
                          Alliance Pharmaceutical Corp., Photogen Technologies,
                          Inc. and Gerald Wolf, Ph.D., M.D. (Filed as Exhibit
                          10.6 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.)
                          Confidential portions of this exhibit were redacted.

          +10.19 License Agreement effective as of September 30, 1999 between The General Hospital Corporation and Photogen,
                          Inc. (Filed as Exhibit 10.7 to the Company's Quarterly
                          Report on Form 10-QSB for the quarter ended September
                          30, 1999.) Confidential portions of this exhibit were redacted.

          +10.20          Securities Purchase Agreement dated as of October 20,
                          1999, among Photogen Technologies, Inc. and Elan
                          International Services, Ltd. (Filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.) Confidential portions of this exhibit were redacted.

          +10.21          Warrant to Purchase Shares of Common Stock dated
                          October 20, 1999 between Photogen Technologies, Inc.
                          and Elan International Services, Ltd. (Filed as
                          Exhibit 10.9 to the Company's Quarterly Report on Form
                          10-QSB for the quarter ended September 30, 1999.)

          +10.22 Convertible Promissory Note dated October 20, 1999 from Photogen Technologies, Inc. to Elan International
                          Services, Ltd. (Filed as Exhibit 10.10 to the
                          Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.)

          +10.23 Registration Rights Agreement dated October 20, 1999 by and among Photogen Technologies, Inc. and Elan
                          International Services, Ltd. (Filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.)

          +10.24          Funding Agreement dated October 20, 1999 among Elan
                          Pharma International Limited and Photogen
                          Technologies, Inc. (Filed as Exhibit 10.12 to the
                          Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.)

          +10.25          License Agreement dated October 20, 1999 between
                          Photogen Technologies, Inc,



      EXHIBIT NO.                            DESCRIPTION


                          Photogen Newco Ltd. and Elan Pharma International
                          Limited. (Filed as Exhibit 10.13 to the Company's
                          Quarterly Report on Form 10-QSB for the quarter ended
                          September 30, 1999.) Confidential portions of this
                          Exhibit were redacted.

          +10.26          License Agreement dated October 20, 1999 between Elan
                          Pharma International Limited, Photogen Newco Ltd. and
                          Photogen Technologies, Inc. (Filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.) Confidential portions of this exhibit were redacted.

          +10.27          Subscription, Joint Development and Operating
                          Agreement dated October 20, 1999 between Elan Pharma
                          International Limited, Elan International Services,
                          Ltd., Photogen Technologies, Inc. and Photogen Newco
                          Ltd. (Filed as Exhibit 10.15 to the Company's
                          Quarterly Report on Form 10-QSB for the quarter ended
                          September 30, 1999.) Confidential portions of this exhibit were redacted.

          +10.28          Amended and Restated Standby Agreement dated November
                          9, 1999 among Theodore Tannebaum, John T. Smolik,
                          Craig Dees, Walter G. Fisher, Timothy Scott and Eric
                          A. Wachter. (Filed as Exhibit 10.34 to the Company's
                          Annual Report on Form 10-KSB for the year ended
                          December 31, 1999.)

          +10.29          Form of Registration Rights Agreement between the
                          Company and holders of Series B Convertible Preferred
                          Stock. (Filed as Exhibit 10.35 to the Company's Annual
                          Report on Form 10-KSB for the year ended December 31, 1999.)

          +10.30          Equipment Lease between Picker Financial Group, L.L.C.
                          and Photogen, Inc. dated October 25, 1999. (Filed as
                          Exhibit 10.37 to the Company's Annual Report on Form
                          10-KSB for the year ended December 31, 1999.)

          +21 Subsidiaries of the registrant. (Filed as Exhibit 21 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

          *23             Consent of BDO Seidman, LLP, Independent Auditors

*Filed herewith
+Incorporated herein by reference