Form 10-Q
period 2001-03-31
PHOTOGEN TECHNOLOGIES INC
filed 2001-05-15
CIK 761237

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period ended ___________________

                         Commission File Number 0-23553

                           PHOTOGEN TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

            NEVADA                                       36-4010347
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                             140 Union Square Drive
                          New Hope, Pennsylvania 18938
               (Address of principal executive offices)(Zip Code)

                                  215/862-6860
               (Registrant's telephone number including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                YES: |X| NO: |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,712,687 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE, ISSUED AND OUTSTANDING AS OF May 11, 2001

================================================================================

                                      INDEX

                                                                           Page
Part I.  Financial Information                                              1

         Item 1.  Financial Statements                                      1
         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       10
         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                               13

Part II  Other Information                                                  13

         Item 1.  Legal Proceedings                                         13
         Item 4.  Submission of Matters to a Vote of Security Holders       13
         Item 5.  Other Information                                         13
         Item 6.  Exhibits and Reports on Form 8-K                          19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                All amounts in $

                                                                                                    March 31,     December 31, 2000
                                                                                                         2001             (Audited)
                                                                                                 (Unaudited)
                                   Assets
Current Assets
     Cash and cash equivalents                                                                   $    974,355          $    622,795
     United States Treasury Notes, total face value $3,057,000 and
         $4,945,000, respectively                                                                   3,057,507             4,943,971
     Interest receivable                                                                               74,386                93,219
     Prepaid consulting expense                                                                       445,976               760,363
     Prepaid expenses                                                                                  44,450               182,115
     Deposit                                                                                          100,000               100,000

Total Current Assets                                                                                4,696,674             6,702,463

Equipment and Leasehold Improvements, less accumulated
     depreciation of $863,608 and $761,425, respectively                                            1,282,670             1,377,741

Patent Costs, net of amortization of $69,444 and $59,027, respectively                                430,556               440,973

Deposits                                                                                              443,753               429,370

Investment in and Advances to Affiliate                                                            10,478,134            10,701,490

              Total Assets                                                                       $ 17,331,787          $ 19,652,037

                    Liabilities and Stockholders' Equity

Current Liabilities
     Accounts payable                                                                            $    619,942          $    891,171
     Accrued restructuring                                                                            226,144               330,000
     Accrued equipment lease                                                                          140,467                    --
     Current portion of obligation under capital leases                                                13,051                16,802

Total Current Liabilities                                                                             999,604             1,237,973

Obligation Under Capital Leases                                                                            --                 1,554

Accrued Equipment Lease                                                                               555,603                    --

Shareholders' Equity
     Preferred stock; par value $.01 per share; 5,000,000 shares authorized including:

         Series A Preferred Stock; 12,856 shares authorized,
         issued and outstanding at March 31, 2001, liquidation
         preference $1,000 per share (in aggregate $12,856,000)                                           128                   128

         Series B Preferred Stock; 402,000 shares authorized; 357,279 and 337,056 shares issued and outstanding, respectively,
         liquidation preference $16.88 per share (in aggregate $6,030,870
         and $5,689,505, respectively)                                                                  3,572                 3,370

     Common stock; par value $.001 per share; 150,000,000 shares authorized;
         37,525,421 and 37,383,386 shares issued and outstanding, respectively                         37,526                37,384
     Additional paid-in capital                                                                    38,132,763            37,741,925
     Deficit accumulated during the development stage                                             (22,397,409)          (19,370,297)

Total Shareholders' Equity                                                                         15,776,580            18,412,510

Total Liabilities and Shareholders Equity                                                        $ 17,331,787          $ 19,652,037

                           Photogen Technologies, Inc.
                          (A Development Stage Company)
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)
                                All amounts in $

                                                                                                 Cumulative
                                                                                                    Amounts
                                                     Three Months        Three Months                  From
                                                      Ended March               Ended           November 3,
                                                         31, 2001      March 31, 2000      1996 (Inception)
                                                      (Unaudited)         (Unaudited)           (Unaudited)
Operating Expenses
     Research and development                         $   789,788        $    757,497         $   9,753,421
     General and administrative                         1,124,902           1,315,249            10,521,757
     Restructuring charges                                     --                  --               597,025
     Provision for future lease payments                  696,070                  --               696,070

Total operating expenses                                2,610,760           2,072,746            21,568,273

Loss From Joint Venture                                 (472,553)           (459,004)           (1,981,974)

Investment Income                                          56,201             101,786             1,152,838

Net Loss                                              (3,027,112)         (2,429,964)         $(22,397,409)

Dividends on Preferred Stock                            (731,702)           (303,974)

Net Loss Applicable to Common Shareholders           $(3,758,814)        $(2,733,938)

Basic and Diluted Loss Per Common Share               $     (.10)        $      (.07)

Weighted Average Number of Common
     Shares Outstanding - Basic and Diluted            37,420,980          37,383,386

                           Photogen Technologies, Inc.
                          (A Development Stage Company)
            Consolidated Condensed Statements of Shareholders' Equity
                                   (Unaudited)
                                All amounts in $



                                                        Preferred Stock            Preferred Stock
                                                            Series A                   Series B                   Common Stock
                                                     Shares           Amount    Shares           Amount       Shares          Amount
Contribution of capital                                  --      $        --        --      $        --           --    $        --
Net loss for the period ended December 31, 1996          --               --        --               --           --             --

Balance, at December 31, 1996                            --               --        --               --           --             --

      Net loss and capital contributions for the
           period January 1, 1997 to May 15, 1997        --               --        --               --           --             --
      Capital contribution                               --               --        --               --           --             --

Balance, at May 15, 1997                                 --               --        --               --           --             --

      Issuance of common stock                           --               --        --               --    6,312,833          6,313
      Effect of recapitalization and merger              --               --        --               --   29,687,167         29,687
      Cost associated with recapitalization and
           merger                                        --               --        --               --           --             --
      Net loss for the period May 16, 1997 to
           December 31, 1997                             --               --        --               --           --             --

Balance, at December 31, 1997                            --               --        --               --   36,000,000         36,000

      Issuance of common stock                           --               --        --               --      875,020            875
      Costs associated with common stock
           issuance                                      --               --        --               --           --             --
      Options issued to consultants                      --               --        --               --           --             --
      Net loss for the year ended December 31, 1998      --               --        --               --           --             --

                                                                                             Deficit
                                                                                         Accumulated
                                                                        Additional        During the
                                                          Members'         Paid-in       Development
                                                           Capital         Capital             Stage             Total
Contribution of capital                              $     7,268       $        --       $        --       $     7,268
Net loss for the period ended December 31, 1996           (1,779)               --                --            (1,779)

Balance, at December 31, 1996                              5,489                --                --             5,489

      Net loss and capital contributions for the
           period January 1, 1997 to May 15, 1997             --                --            (3,511)           (3,511)
      Capital contribution                                 3,511                --                --             3,511

Balance, at May 15, 1997                                   9,000                --            (3,511)            5,489

      Issuance of common stock                                --         1,797,137                --         1,803,450
      Effect of recapitalization and merger               (9,000)        1,181,500             1,732         1,203,919
      Cost associated with recapitalization and
           merger                                             --          (371,111)               --          (371,111)
      Net loss for the period May 16, 1997 to
           December 31, 1997                                  --                --          (554,702)         (554,702)

Balance, at December 31, 1997                                 --         2,607,526          (556,481)        2,087,045

      Issuance of common stock                                --         6,999,125                --         7,000,000
      Costs associated with common stock
           issuance                                           --           (50,000)               --           (50,000)
      Options issued to consultants                           --            45,446                --            45,446
      Net loss for the year ended December 31, 1998           --                --        (1,973,913)       (1,973,913)



                                                          Preferred Stock          Preferred Stock
                                                             Series A                  Series B                    Common Stock
                                                      Shares         Amount      Shares          Amount        Shares         Amount
Balance, at December 31, 1998                             --   $         --          --    $         --    36,875,020   $     36,875

      Exercise of stock options                           --             --          --              --         4,500              5
      Issuance of warrants and options                    --             --          --              --            --             --
      Issuance of common stock                            --             --          --              --       503,866            504
      Issuance of preferred stock                     12,015            120          --              --            --             --
      Net loss for the year ended December 31, 1999       --             --          --              --            --             --

Balance, at December 31, 1999                         12,015            120          --              --    37,383,386         37,384

      Stock option compensation                           --             --          --              --            --             --
      Issuance of warrants and options                    --             --          --              --            --             --
      Issuance of preferred stock dividend               841              8          --              --            --             --
      Issuance of preferred stock                         --             --     337,056           3,370            --             --
      Net loss for the year ended December 31, 2000       --             --          --              --            --             --

Balance, at December 31, 2000                         12,856            128     337,056           3,370    37,383,386         37,384

      Stock option compensation                           --             --          --              --            --             --
      Issuance of common stock                                                                                142,035            142
      Issuance of preferred stock dividend                --             --      20,223             202            --             --
      Net loss for the three months ended
      March  31, 2001                                     --             --          --              --            --             --

Balance, at March 31, 2001                            12,856   $        128     357,279    $      3,572    37,525,421   $     37,526

                                                                                             Deficit
                                                                                         Accumulated
                                                                        Additional        During the
                                                        Members'           Paid-in       Development
                                                         Capital           Capital             Stage             Total
Balance, at December 31, 1998                         $     --      $  9,602,097       $ (2,530,394)      $  7,108,578

      Exercise of stock options                             --            50,058                 --             50,063
      Issuance of warrants and options                      --         3,664,749                 --          3,664,749
      Issuance of common stock                              --         6,082,150                 --          6,082,654
      Issuance of preferred stock                           --        11,578,839                 --         11,578,959
      Net loss for the year ended December 31, 1999         --                --         (6,052,841)        (6,052,841)

Balance, at December 31, 1999                               --        30,977,893         (8,583,235)        22,432,162

      Stock option compensation                             --           125,020                 --            125,020
      Issuance of warrants and options                      --         1,366,050                 --          1,366,050
      Issuance of preferred stock dividend                  --                (8)                --                 --
      Issuance of preferred stock                           --         5,272,970                 --          5,276,340
      Net loss for the year ended December 31, 2000         --                --        (10,787,062)       (10,787,062)

Balance, at December 31, 2000                               --        37,741,925        (19,370,297)        18,412,510

      Stock option compensation                             --            16,182                 --             16,182
      Issuance of common stock                              --           374,858                 --            375,000
      Issuance of preferred stock dividend                  --              (202)                --                 --
      Net loss for the three months ended
      March  31, 2001                                       --                --         (3,027,112)        (3,027,112)

Balance, at March 31, 2001                            $     --      $ 38,132,763       $(22,397,409)      $ 15,776,580

                           Photogen Technologies, Inc.
                          (A Development Stage Company)
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)
                                All amounts in $

                                                           Three Months                                    Cumulative
                                                                  Ended           Three Months           Amounts From
                                                              March 31,                  Ended       November 3, 1996
                                                                   2001         March 31, 2000            (Inception)
                                                            (Unaudited)            (Unaudited)            (Unaudited)
Cash Flows From Operating Activities
     Net loss                                             $ (3,027,112)            (2,429,964)          $(22,397,409)
     Depreciation and amortization                             116,505                 95,717                980,899
     Loss on disposal of equipment and
         leasehold improvements                                  2,714                     --                 45,755
     Loss (gain) on sale of marketable securities                   --                     --                (18,503)
     United States Treasury Notes
         amortization                                           (1,536)                 7,413                 12,079
      Provision for future lease payments                      696,070                     --                696,070
     Stock option compensation                                 330,569                 22,914                882,356
     Issuance of warrants in exchange for
         services rendered                                          --                676,275              3,234,728
     Loss from investment in affiliate                         472,553                459,003              1,981,974
     Changes in operating assets and
         Liabilities:
         Prepaid expenses                                      137,665                252,168                (44,450)
         Interest receivable                                    18,833                (25,770)               (74,386)
         Accounts payable                                     (271,229)               (32,774)               619,942
         Accrued restructuring                                (103,856)                    --                226,144

Net cash used in operating activities                       (1,628,824)              (975,018)           (13,854,801)

Cash Flows From Investing Activities
     Sale of marketable securities                                  --                     --              2,164,464
     Purchases of marketable securities                             --                     --             (2,182,967)
     Purchases of United States Treasury
         Notes                                              (1,320,000)            (7,350,000)           (35,106,973)
     Sales of United States Treasury Notes                   3,208,000              3,400,000             33,171,548
     Purchase of equipment and leasehold
         improvements                                          (13,731)              (259,272)            (1,911,346)
     Costs to acquire patent                                        --                     --               (237,335)
     Investment in and advances to affiliate                  (249,197)              (310,341)           (12,460,108)
     Decrease in restricted cash                                    --                 50,000                     --
     Increase in deposit                                       (14,383)              (500,000)              (543,753)

Net cash provided by (used in) investing activities          1,610,689             (4,969,613)           (17,106,470)

                                                                               Cumulative
                                                                                  Amounts
                                                      Three Months           Three Months                   From
                                                             Ended                  Ended       November 3, 1996
                                                    March 31, 2001         March 31, 2000            (Inception)
                                                       (Unaudited)            (Unaudited)            (Unaudited)
Cash Flows From Financing Activities
     Principal payments on capital leases             $    (5,305)           $    (5,662)              (278,653)
     Net proceeds from issuance of equity                 375,000              5,276,340             30,673,716
     Proceeds from capital contributions by
         shareholders                                          --                     --              1,911,674
     Cost of recapitalization                                  --                     --               (371,111)

Net cash provided by financing activities                 369,695              5,270,678             31,935,626

Decrease in Cash and Cash Equivalents                     351,560               (673,953)               974,355

Cash and Cash Equivalents, at beginning of period         622,795              1,681,773                     --

Cash and Cash Equivalents, at end of period           $   974,355            $ 1,007,820                974,355

                           PHOTOGEN TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 2001

1. BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

2. JOINT VENTURE/INVESTMENT IN AFFILIATE

      The following is summarized financial information for the joint venture Sentigen at March 31, 2001 and 2000.

       March 31,                                         2001            2000
      -------------------------------------------------------------------------

      License purchased from Elan,
          net of amortization of
          $489,131 in 2001                        $14,510,869     $15,000,000
      -------------------------------------------------------------------------

      Total assets                                $14,510,869     $15,000,000
      =========================================================================

      Due to affiliates                           $ 1,985,243     $ 1,715,526

      Total shareholders' equity                   12,525,626      13,284,474
      -------------------------------------------------------------------------

      Total liabilities and equity                $14,510,869     $15,000,000
      =========================================================================

      Research and development
          expense                                 $   589,954     $   573,056
      -------------------------------------------------------------------------

      Net loss                                    $   589,954     $   573,056
      =========================================================================

3. BASIC AND DILUTED LOSS PER COMMON SHARE

      Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options and warrants and preferred stock, as they are antidilutive. Potential common shares excluded from the calculation at March 31, 2001 are 6,294,000 options, 1,149,724 warrants and 1,036,009 shares issuable upon the conversion of Series A and B Preferred Stock.

4. EQUITY

      (a) On February 9, 2001, the Company's shelf registration on Form S-3 was declared effective. Under the shelf registration, the Company may issue up to $40,000,000 of common stock. As of March 31, 2001, 142,035 shares have been issued under the shelf registration at a total consideration of $375,000.

      (b) During the first quarter 2001, the Company issued 400,000 stock options to an employee under the 2000 Long Term Incentive Compensation Plan and 250,000 stock options to employees under the 1998 Long Term Incentive Compensation Plan. The options were issued at exercise prices ranging from $1.91 to $5.31 per share. The exercise price was the closing price quoted on the NASDAQ SmallCap Market on the date of the grant.

      (c) The Series B Preferred contains beneficial conversion features. Emerging Issues Task Force Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," requires the issuer to assume that the holder will not convert the instrument until the time of the most beneficial conversion. Using the conversion ratio at January 1, 2002 and the stock price at the date of issuance, the maximum beneficial conversion amount is $2,412,350. This amount will be recorded as additional preferred stock dividends over the period from issuance until January 1, 2002. Through March 31, 2001, $1,368,647 has been recorded as additional dividends.

5. RESTRUCTURING

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

                                                       Balance at                           Balance at
                Charged in        Utilized in        December 31,       Utilized in          March 31,
                      2000               2000                2000              2001               2001
------------------------------------------------------------------------------------------------------
Employee costs     395,233             65,223            330,000            103,856            226,144
Lease costs        201,802            201,802                 --                 --                 --
------------------------------------------------------------------------------------------------------
Total              597,025            267,025            330,000            103,856            226,144
======================================================================================================

6. PROVISION FOR FUTURE LEASE PAYMENTS

      During the first quarter of 2001, the Company determined that equipment leased by the Company under an operating lease will no longer be used by the Company in its research. As a result, at March 31, 2001, the Company recorded a provision for future lease payments of $696,070. This provision represents the future lease payments less any costs the Company believes it can recover from third parties for use of the equipment.

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

      We have discovered new methods and apparatus for using energy from lasers, X-rays or other sources to activate energy-sensitive compounds within tissue to produce a range of beneficial therapeutic and diagnostic outcomes. These discoveries include methods, materials and devices that are used to produce light or other energy, and development of compounds that react with energy all for the purpose of destroying diseased cells, removing tissue or identifying and diagnosing disease. Compounds that react with light energy are called "photoactive agents," those that react with ionizing radiation (which we generically refer to as X-rays) are called "radiosensitizers."

      We are pursuing development of three core technologies:

      o Photodynamic Therapy - We are developing proprietary compounds and technologies to treat tumors confined to specific areas within the body (solid tumors) and to treat diseased tissue on the surface of the body. One of these compounds, named PH-10, is both a photoactive agent and radiosensitizer that accumulates in diseased tissue and absorbs light energy and X-rays. When energy is applied, PH-10 becomes activated, thereby destroying the tissue.

      o Diagnostic Imaging - We are the exclusive licensee to a special group of proprietary materials, the lead compound of which is named N-1177, that precisely locate and diagnose the spread of cancer (micro-metastases) when the materials are administered into a patient's lymphatic system. These materials called "nanoparticulates," are very small particles designed to travel through the lymphatic system. Evaluating lymph nodes and the lymph system by using devices such as computed tomography scanners that create an image of the lymph nodes is called "lymphography."

      o Multi-photon Technology - Our proprietary laser technology uses ultrashort, pulsed bursts of long wavelength light to activate photoactive agents and other compounds that react with light to destroy diseased tissue. This technology can also be used to create images of tissue for diagnostic purposes.

      Our proposed products have the potential to replace numerous surgical and similar invasive treatments and diagnostics, reduce side effects (such as those resulting from chemotherapy), improve treatment efficacy, and lower the overall cost of care for oncology and other applications.

      Our scientific research team is located in Knoxville, Tennessee, with the senior executive and clinical development team working in our corporate headquarters in New Hope, Pennsylvania. Our team of scientists includes specialists in molecular biology, non-linear laser physics, interventional radiology, spectroscopy, bioengineering and photochemistry. We have recently hired additional personnel with expertise in clinical development, clinical trial design and regulatory approval processes. We also work closely with consultants experienced in drug development and regulatory requirements.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      We have not generated revenues from the sale of any proposed diagnostic or therapeutic products or other operations. For the three months ended March 31, 2001, our investment income decreased to $56,201 from $101,786 for the three months ended March 31, 2000. The decrease in investment income resulted primarily from lower average balances of securities in our investment portfolio. We expect our investment income to fluctuate both as our capital decreases or increases and as the rates of interest earned by our portfolio vary due to shifts in short term interest rates. The proceeds of the sales of our stock are invested primarily in United States Government obligations.

      Research and development costs for the three month period ended March 31, 2001, increased to $789,788 from $757,497 for the comparable three month period ended March 31, 2000. Although research spending did not materially increase, there has been a significant shift in its focus, moving from costs associated with research contracts with academic institutions to expenses for preclinical and clinical related to development of our proposed products.

      General and administrative expenses decreased to $1,124,902 in the quarter ended March 31, 2001 from $1,315,249 in the comparable 2000 quarter. The decrease is due primarily to a reduction in the amortization of warrants granted to certain consultants.

      During the three months ended March 31, 2001, we spent approximately $13,731 to acquire equipment necessary to support animal preclinical and human clinical trials. During the next twelve months we expect such capital expenditures to be less than $100,000. We have determined that equipment we were leasing is no longer useful in our research. Accordingly, we have recorded a provision for future lease payments of $696,070.

      We recorded dividends on preferred stock of $731,702 in the first quarter of 2001 compared to $303,974 for the first quarter of 2000. This increase is due to the impact of dividends payable under Series B Preferred Stock originally issued in February, 2000. Under the applicable Certificate of Designations the holder of Series A Preferred is entitled to a mandatory payment-in-kind dividend equal to 7% (i.e., 0.07 additional shares of Series A Preferred) which is cumulative, compounds on a semi-annual basis and is payable twice a year. Similarly, under the applicable Certificate of Designation the holders of Series B Preferred are entitled to a payment-in-kind dividend equal to 6% (i.e., 0.06 additional shares of Series B Preferred), which is cumulative and payable annually commencing in January, 2001. On January 15, 2001, we issued 20,223.36 additional shares of Series B Preferred to Series B Stockholders of record as of January 15, 2001.

      As a result of the above factors and the effect of the beneficial conversion feature of our Preferred Stock, our net loss attributable to common shareholders for the three months ended March 31, 2001, increased to $.10 from $.07 for the three months ended March 31, 2001.

LIQUIDITY; CAPITAL RESOURCES

      We have used, and expect over the next 12 months to use, the capital available in our investment portfolio as well as proceeds and expected proceeds from sales of common stock under the registration statement declared effective in February, 2001 for up to $40 million of common stock, for general corporate purposes, including activities related to preparing for and conducting clinical trials, purchase and preparation of clinical material, conduct of preclinical studies, administrative expenses to support our research and development activities, capital expenditures and to meet other working capital needs. We expect to evaluate from time to time the acquisition or license of businesses, technologies or products for which a portion of the net proceeds may be used; however we have no present plan or commitments for any acquisition or license. We expect our use of capital to increase as we move toward initiating Phase 2 clinical trials.

      We have a $4.8 million credit facility from Elan to fund a portion of the operations of the Sentigen joint venture. Our borrowings under this facility would bear interest at 8% per annum, be repayable in 2005 or be convertible at Elan's election into our common stock at a conversion price of $18.15 per share.

      On September 22, 2000, we filed a shelf registration statement with the SEC to enable us to issue up to $40 million of our common stock. This shelf registration was declared effective by the SEC in February, 2001 and will permit us to issue common stock from time to time at our option. Through March 31, 2001, we sold 142,035 shares of common stock pursuant to this registration statement to an institutional investor for gross proceeds of $375,000 at prices ranging from approximately $4.89 to $1.84.

      As of March 31, 2001 we had U.S. Treasury notes available for sale, cash and interest receivable totaling approximately $4,106,248. Maturity dates of these securities range from April 1, 2001 to May 31, 2001. Yields range from 5.0% to 6.375%. At the current rate of spending, we will exhaust these particular resources by approximately November, 2001. We have access to additional capital through borrowing funds from our credit line with Elan for development costs of N-1177. In addition, at our option, our registration statement gives us the ability to sell from time to time up to $40 million of additional common stock. We believe that through the use of our cash, U.S. Treasury notes and line of credit we will have sufficient cash resources for our current commitments through the next twelve months. If necessary we can adjust our use of cash and capital by modifying the timing of and related financial commitments for our development programs for PH-10, N-1177 and other programs. See "Risk Factors -- We must raise additional financing in the future and our ability to do so could prevent us from implementing our business plan," below.

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

      We expect that our technologies will be useful in several therapeutic and diagnostic applications. Over the next twelve months, we intend to devote a significant majority of our financial and other resources to preparing for and initiating clinical development of PH-10 for the treatment of psoriasis and the treatment of focal tumors (a tumor that is confined to a specific area of the body), and continuing the clinical development of N-1177. We will continue Phase 1 human clinical studies on PH-10, as a topical treatment for psoriasis and plan to commence clinical trials for certain other topical indications in the coming months. We also plan to begin Phase 2 clinical trials of N-1177 later this year.

      As we progress toward and into human clinical trials, our use of capital will increase. Greater capital resources would enable us to quicken and expand our research and development activities, and our failure to raise additional capital will (absent a suitable collaborative agreement providing for a third party to take over or finance the development of these programs) significantly impair our ability to conduct further research and development activities beyond those currently contracted for and our ability to seek regulatory approval for any possible product resulting from that research. In any event, complete development and commercialization of our technology will require substantial additional funds. See "Risk Factors -- We must raise additional financing in the future and our inability to do so could prevent us from implementing our business plan," below. Accordingly, we are continuously evaluating capital formation activities and opportunities, either as part of collaborative arrangements with third parties or through other offerings of equity or debt.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The primary market risk, which could impact us, is the fluctuation in interest rates related to our investments in Government bonds. As our investments all have short-term maturities, the investment return will reflect the current market rates. To date, we have not engaged in any derivative or hedging activities.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      In conjunction with the restructuring of our clinical development office in Westborough, Massachusetts, we filed a lawsuit captioned Photogen, Inc. v. Gerald L. Wolf (Case No. 00C 5841), in the United States District Court for the Northern District of Illinois. That litigation is described in our Form 10-K for the year ended December 31, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

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

WE HAVE A HISTORY OF LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE OR PAY CASH DIVIDENDS.

      We have incurred losses since the beginning of our operations. As of March 31, 2001, we incurred cumulative losses of approximately $22,397,409. We expect our losses to increase in the future as our financial resources are used for research and development, preclinical and clinical testing, regulatory activities, manufacturing, marketing and other related expenses. We may not be able to achieve or maintain profitability in the future. We have never declared or paid any cash dividends to stockholders, and do not expect to do so in the foreseeable future.

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

WE MAY HAVE TO ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK TO ELAN, WHICH WOULD DILUTE SHAREHOLDERS' OWNERSHIP.

      We may be required to issue additional shares to an affiliate of Elan Corporation plc, with whom we are engaged in a joint venture, so that the weighted average price for common stock Elan purchased (at $13 per share) equals the effective price in our first offering after Elan's purchase. Since we have begun to issue common stock in our most recent shelf registration on Form S-3 declared effective February 9, 2001 at less than $13 per share, we must issue additional shares of common stock to Elan so that the average price per share paid by Elan for its aggregate ownership of our common stock will equal the effective price in that offering. Based on the per share sale price in our first transaction under the shelf registration (in which we sold 15,312 shares at $4.8981 per share), we would issue

763,427 additional shares of our common stock to Elan at no additional cost representing approximately two percent of our outstanding common stock. However, we are in negotiations with Elan regarding the precise terms of its anti-dilution rights with respect to our shelf registration, which may result in greater or less dilution of our common stock. The pricing of our common stock in the shelf registration will also result in an increase in the number of shares of common stock issuable upon conversion of Series A Preferred and Series B Preferred stock in accordance with the anti-dilution provisions in the respective Certificates of Designation for those series.

OUR PROPOSED PRODUCTS ARE SUBJECT TO EXTENSIVE TESTING AND GOVERNMENT APPROVAL, AND WE MAY NOT OBTAIN THE APPROVALS NECESSARY TO SELL OUR PROPOSED PRODUCTS.

      None of our proposed drug and device products have completed the Food and Drug Administration's extensive approval process. This must be completed before our proposed products can be sold in the United States. Requirements for FDA approval of a product include preclinical and clinical testing for effective use and safety in animals and humans, and that testing can be extremely costly. The time frame necessary to perform these tasks for any individual product is long and uncertain, and we may encounter problems or delays that we cannot predict at this time. Even if testing is successful, our proposed products may not demonstrate sufficient effectiveness or safety to warrant approval by the FDA or other regulatory authorities. Any regulatory approval may not cover the clinical symptoms or indications that we may seek. Marketing our products in other countries will require seeking and obtaining regulatory approvals comparable to those required in the United States.

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

      o If an advance is made that qualifies as a joint invention, the joint inventor or his or her employer may have rights in the invention. We are currently in litigation with our former Medical Director and his former employer, Massachusetts General Hospital, concerning his claims of joint inventorship of some of our PH-10 inventions.

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

      We are currently involved in the following collaborations or joint ventures:

      o A joint venture with affiliates of Elan Corporation, plc. called Sentigen Ltd., is working to develop and commercialize lymphography materials.

      o We have had and expect to continue in the future to have a variety of research agreements with universities and other research institutions to investigate specific protocols.

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

      We face substantial competition from competitors with greater financial, technical and human resources and with greater experience in developing products, conducting preclinical or clinical testing, obtaining regulatory approvals, manufacturing and marketing. Our competitors include the following firms in the field of using light energy to treat and diagnose disease: Miravant Medical Technologies, Pharmacyclics, Inc., QLT Inc. and Dusa Pharmaceuticals, Inc. There are also numerous other companies developing other technologies to treat and diagnose cancer and other diseases. Examples of the technologies from those other companies are drug or genetic treatments, procedures that use sound waves and procedures that destroy diseased tissue using heat. Some of these firms have drugs or devices that have completed or are in advanced stages of clinical trials and regulatory approvals.

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

      During the period from January 1, 2001 through March 31, 2001 our stock price ranged from $1.50 to $7.00 per share. Daily trading volume ranged from 11,000 shares to 732,000 shares during that period.

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

OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ SMALLCAP MARKET, WHICH WOULD MAKE TRADING IN OUR STOCK MORE DIFFICULT.

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

IF STOCKHOLDERS HOLDING SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK SHOULD SELL IN THE PUBLIC MARKET, THE PRICE OF OUR STOCK COULD FALL OR IT MAY BE MORE COSTLY FOR US TO RAISE CAPITAL.

      As of March 31, 2001 we had 37,955,777 shares of common stock and preferred stock convertible into common stock outstanding. Approximately 9,200,927 shares were eligible for sale in the public market free of restrictions under the Securities Act of 1933, as amended, including restrictions under Rule 144. Approximately 6,458,236 shares are eligible for sale under Rule 144. Approximately 2,297,474 shares are currently subject to agreements requiring us to permit the holders of the shares, under certain circumstances, to join a public offering of our stock or to demand that we register their shares. Our obligation to register 1,037,474 of the shares subject to those agreements terminates when they become freely tradable under Rule 144 (those shares are included in the total number of shares eligible for sale under Rule 144). On May 9, 2001 our five founders entered into a lock-up agreement prohibiting them from selling in the public markets 22,558,435 shares until May 9, 2004 (except for limited sales by each of them of between 42,000 and 78,000 shares each year at prices above $5.00 per share).

      As of March 31, 2001 we had reserved 10,592,936 shares of common stock for future issuance upon grants of options, or exercise or conversion of outstanding options and warrants and convertible securities. If these options and warrants are all issued and exercised, investors may experience significant dilution in the book value and earnings per share of their common stock.

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

        EXHIBIT NO.                         DESCRIPTION

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

            10.1 Employment Agreement with Reinhard Koenig, Ph.D., M.D., RAC dated January 4, 2001.

            10.2 Agreement entered into as of May 9, 2001 by and among the Company, Photogen, Inc., and Timothy Scott, John Smolik, Eric Wachter, Craig Dees and Walter Fisher, Theodore Tannebaum and Robert W. Weinstein.

      (b) Reports on Form 8-K.

            We did not file any reports on Form 8-K during the three month period ended March 31, 2001.

                                   Signatures

      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2001                 Photogen Technologies, Inc.

                                   /s/ Taffy J. Williams
                                   ----------------------------------
                                   Taffy J. Williams, Ph.D., President and Chief Executive Officer


                                   /s/ Brooks Boveroux
                                   ----------------------------------
                                   Brooks Boveroux, Senior Vice President -
                                   Finance and Chief Financial Officer
                                   (Principal Financial and Chief
                                   Accounting Officer)

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

            +3.5 Charter of Photogen, Inc. (Filed as Exhibit 3.3 to the Company's Registration Statement on Form 10-SB dated December 24, 1997.)

            +3.6        Amended and Restated Bylaws of Photogen, Inc. (Filed as
                        Exhibit 3.3 to the Company's Current Report on Form 8-K dated May 17, 2000.)

            *10.1 Employment Agreement with Reinhard Koenig, Ph.D., M.D., RAC dated January 4, 2001.

            *10.2 Agreement entered into as of May 9, 2001 by and among the Company, Photogen, Inc., and Timothy Scott, John Smolik, Eric Wachter, Craig Dees and Walter Fisher, Theodore Tannebaum and Robert W. Weinstein.

+ Incorporated by reference from the filing indicated.
* Filed herewith.