Form 10-Q
period 2001-06-30
PHOTOGEN TECHNOLOGIES INC
filed 2001-08-14
CIK 761237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period ended ___________________

Commission File Number 0–23553

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

YES:  ☒        NO:  ☐

             Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 38,078,872 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE, ISSUED AND OUTSTANDING AS OF August 1, 2001

PART I. FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

Photogen Technologies, Inc.
(A Development Stage Company)
Consolidated Condensed Balance Sheets
All amounts in $

	June 30, 2001 (Unaudited)	December 31, 2000 (Audited)

Assets
Current Assets
Cash and cash equivalents	$1,684,923	$622,795
United States Treasury Notes, total face value $1,500,000 and $4,945,000, respectively	1,500,802	4,943,971
Interest receivable	37,460	93,219
Prepaid consulting expense	143,476	760,363
Prepaid expenses	-	182,115
Deposit	100,000	100,000

Total Current Assets	3,466,661	6,702,463

Equipment and Leasehold Improvements, less accumulated depreciation of $885,618 and $761,425, respectively	1,110,297	1,377,741

Patent Costs, net of amortization of $79,860 and $59,027, respectively	420,140	440,973

Deposits	443,753	429,370

Investment in and Advances to Affiliate	10,332,248	10,701,490

Total Assets	$15,773,099	$19,652,037

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$528,033	$891,171
Accrued restructuring	174,448	330,000
Accrued equipment lease	187,290	-
Current portion of obligation under capital leases	8,883	16,802

Total Current Liabilities	898,654	1,237,973

Obligation Under Capital Leases	-	1,554

Accrued Equipment Lease	461,957	-

Shareholders’ Equity
Preferred stock; par value $.01 per share; 5,000,000 shares authorized including:
Series A Preferred Stock; 12,856 shares authorized, issued and outstanding at June 30, 2001, liquidation preference $1,000 per share (in aggregate $12,856,000)	128	128

Series B Preferred Stock; 402,000 shares authorized; 357,279 and 337,056 shares issued and outstanding, respectively, liquidation preference $16.88 per share (in aggregate $6,030,870 and $5,689,505, respectively)	3,572	3,370
Common stock; par value $.001 per share; 150,000,000 shares authorized;
38,078,872 and 37,383,386 shares issued and outstanding, respectively	38,080	37,384
Additional paid-in capital	38,842,114	37,741,925
Deficit accumulated during the development stage	(24,471,406)	(19,370,297)

Total Shareholders’ Equity	14,412,488	18,412,510

Total Liabilities and Shareholders’ Equity	$15,773,099	$19,652,037

Photogen Technologies, Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Operations
(Unaudited)
All amounts in $

	Three Months Ended June 30, 2001	Three Months Ended June 30, 2000	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000	Cumulative Amounts From November 3, 1996 (Inception)

Operating Expenses
Research and development	$455,667	$692,362	$1,245,455	$1,449,859	$10,209,088
General and administrative	956,753	1,396,736	2,081,655	2,711,985	11,478,510
Restructuring charges	-	-	-	-	597,025
Provision for future lease payments	-	-	696,070	-	696,070

Total Operating Expenses	1,412,420	2,089,098	4,023,180	4,161,844	22,980,693

Loss from Joint Venture	(689,291)	(609,105)	(1,161,844)	(1,068,109)	(2,671,265)

Investment Income	27,714	141,022	83,915	242,808	1,180,552

Net Loss	$(2,073,997)	$(2,557,181)	$(5,101,109)	$(4,987,145)	$(24,471,406)

Dividends on Preferred Stock	(753,637)	(793,597)	(1,485,339)	(1,097,571)

Net Loss Applicable to Common Shareholders	$(2,827,634)	$(3,350,778)	$(6,586,448)	$(6,084,716)

Basic and Diluted Loss per Common Share	$(.08)	$(.09)	$(.18)	$(.16)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	37,633,713	37,383,386	37,582,282	37,383,386

Photogen Technologies, Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Shareholders’ Equity
(Unaudited)
All amounts in $

Preferred Stock Series A	Preferred Stock Series B	Common Stock	Members’ Capital	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Shares	Amount	Shares	Amount	Shares	Amount

Contribution of capital	-	$-	-	$-	-	$-	$7,268	$-	$-	$7,268
Net loss for the period ended December 31, 1996	-	-	-	-	-	-	(1,779)	-	-	(1,779)

Balance, at December 31, 1996	-	-	-	-	-	-	5,489	-	-	5,489

Net loss and capital contributions for the period January 1, 1997 to May 15, 1997	-	-	-	-	-	-	-	-	(3,511)	(3,511)
Capital contribution	-	-	-	-	-	-	3,511	-	-	3,511

Balance, at May 15, 1997	-	-	-	-	-	-	9,000	-	(3,511)	5,489

Issuance of common stock	-	-	-	-	6,312,833	6,313	-	1,797,137	-	1,803,450
Effect of recapitalization and merger	-	-	-	-	29,687,167	29,687	(9,000)	1,181,500	1,732	1,203,919
Cost associated with recapitalization and merger	-	-	-	-	-	-	-	(371,111)	-	(371,111)
Net loss for the period May 16, 1997 to December 31, 1997	-	-	-	-	-	-	-	-	(554,702)	(554,702)

Balance, at December 31, 1997	-	-	-	-	36,000,000	36,000	-	2,607,526	(556,481)	2,087,045

Issuance of common stock	-	-	-	-	875,020	875	-	6,999,125	-	7,000,000
Costs associated with common stock issuance	-	-	-	-	-	-	-	(50,000)	-	(50,000)
Options issued to consultants	-	-	-	-	-	-	-	45,446	-	45,446
Net loss for the year ended December 31, 1998	-	-	-	-	-	-	-	-	(1,973,913)	(1,973,913)

Balance, at December 31, 1998	-	$-	-	$-	36,875,020	$36,875	-	$9,602,097	$(2,530,394)	$7,108,578

Exercise of stock options	-	-	-	-	4,500	5	-	50,058	-	50,063
Issuance of warrants and options	-	-	-	-	-	-	-	3,664,749	-	3,664,749
Issuance of common stock	-	-	-	-	503,866	504	-	6,082,150	-	6,082,654
Issuance of preferred stock	12,015	120	-	-	-	-	-	11,578,839	-	11,578,959
Net loss for the year ended December 31, 1999	-	-	-	-	-	-	-	-	(6,052,841)	(6,052,841)

Balance, at December 31, 1999	12,015	120	-	-	37,383,386	37,384	-	30,977,893	(8,583,235)	22,432,162

Stock option compensation	-	-	-	-	-	-	-	125,020	-	125,020
Issuance of warrants and options	-	-	-	-	-	-	-	1,366,050	-	1,366,050
Issuance of preferred stock dividend	841	8	-	-	-	-	-	(8)	-	-
Issuance of preferred stock	-	-	337,056	3,370	-	-	-	5,272,970	-	5,276,340
Net loss for the year ended December 31, 2000	-	-	-	-	-	-	-	-	(10,787,062)	(10,787,062)

Balance, at December 31, 2000	12,856	128	337,056	3,370	37,383,386	37,384	-	37,741,925	(19,370,297)	18,412,510

Stock option compensation	-	-	-	-	-	-	-	32,364	-	32,364
Issuance of common stock	695,486	696	-	1,068,027	-	1,068,723
Issuance of preferred stock dividend	-	-	20,223	202	-	-	-	(202)	-	-
Net loss for the six months ended June 30, 2001	-	-	-	-	-	-	-	-	(5,101,109)	(5,101,109)

Balance, at June 30, 2001	12,856	$128	357,279	$3,572	38,078,872	$38,080	-	$38,842,114	$(24,471,406)	$14,412,488

Photogen Technologies, Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Operations
(Unaudited)
All amounts in $

	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000	Cumulative Amounts From November 3, 1996 (Inception)

Cash Flows From Operating Activities
Net loss	$(5,101,109)	$(4,987,145)	$(24,471,406)
Depreciation and amortization	229,130	206,803	1,093,524
(Gain) loss on disposal of equipment and leasehold improvements	(5,092)	-	37,949
Loss (gain) on sale of marketable securities	-	-	(18,503)
United States Treasury Notes amortization	(1,831)	6,532	11,784
Provision for future lease payments	649,247	-	649,247
Stock option compensation	32,364	45,827	584,151
Issuance of warrants in exchange for services rendered	616,887	1,364,438	3,851,615
Loss from investment in affiliate	1,161,844	1,068,108	2,671,265
Changes in operating assets and liabilities:
Prepaid expenses	182,115	511,947	-
Interest receivable	55,759	(15,432)	(37,460)
Accounts payable	(363,138)	(411,686)	528,033
Accrued restructuring	(155,552)	-	174,448

Net cash used in operating activities	(2,699,376)	(2,210,608)	(14,925,353)

Cash Flows From Investing Activities
Sale of marketable securities	-	-	2,164,464
Purchases of marketable securities	-	-	(2,182,967)
Purchases of United States Treasury Notes	(3,320,000)	(9,070,000)	(37,106,973)
Sales of United States Treasury Notes	6,765,000	6,820,000	36,728,548
Purchase of equipment and leasehold improvements	(45,938)	(438,530)	(1,943,553)
Proceeds from sale of equipment	110,177	-	110,177
Costs to acquire patent	-	-	(237,335)
Investment in and advances to affiliate	(792,602)	(715,475)	(13,003,513)
Decrease in restricted cash	-	100,000	-
Increase in deposit	(14,383)	(500,000)	(543,753)

Net cash provided by (used in) investing activities	2,702,254	(3,804,005)	(16,014,905)

Cash Flows From Financing Activities
Principal payments on capital leases	$(9,473)	$(11,472)	$(282,821)
Net proceeds from issuance of equity	1,068,723	5,276,340	31,367,439
Proceeds from capital contributions by shareholders	-	-	1,911,674
Cost of recapitalization	-	-	(371,111)

Net cash provided by financing activities	1,059,250	5,264,868	32,625,181

Increase (decrease) in Cash and Cash Equivalents	1,062,128	(749,745)	1,684,923

Cash and Cash Equivalents, at beginning of period	622,795	1,681,773	-

Cash and Cash Equivalents, at end of period	$1,684,923	$932,028	$1,684,923

Photogen Technologies, Inc.
(A Development Stage Company)
Notes To Condensed Financial Statements
(Unaudited)

June 30, 2001

1.          BASIS OF PRESENTATION

             The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-K.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

2.          JOINT VENTURE/INVESTMENT IN AFFILIATE

The following is summarized financial information for the joint venture Sentigen at June 30, 2001 and 2000.

June 30,	2001	2000

License purchased from Elan, net of amortization of $733,697 in 2001	$14,266,303	$15,000,000

Total assets	$14,266,303	$15,000,000

Due to affiliates	$2,601,215	$1,715,526

Total shareholders’ equity	11,665,088	13,284,474

Total liabilities and equity	$14,266,303	$15,000,000

Research and development expense	$1,450,492	$1,333,486

Net loss	$1,450,492	$1,333,486

3.          BASIC AND DILUTED LOSS PER COMMON SHARE

             Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding.  Loss per share excludes the impact of outstanding options and warrants and preferred stock, as they are antidilutive.  Potential common shares excluded from the calculation at June 30, 2001 are 6,294,000 options, 1,149,724 warrants and 1,037,630 shares issuable upon the conversion of Series A and B Preferred Stock.

4.          EQUITY

(a)	On February 9, 2001, the Company’s shelf registration on Form S-3 was declared effective. Under the shelf registration, the Company may issue up to $40,000,000 of common stock. As of June 30, 2001, 695,486 shares have been issued under the shelf registration for cash proceeds, net of related expenses, of $1,068,723.

(b)	During the first quarter 2001, the Company issued 400,000 stock options to an employee under the 2000 Long Term Incentive Compensation Plan and 250,000 stock options to employees under the 1998 Long Term Incentive Compensation Plan. The options were issued at exercise prices ranging from $1.91 to $5.31 per share. The exercise price was the closing price quoted on the NASDAQ SmallCap Market on the date of the grant.

(c)	The Series B Preferred contains beneficial conversion features. Emerging Issues Task Force Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” requires the issuer to assume that the holder will not convert the instrument until the time of the most beneficial conversion. Using the conversion ratio at January 1, 2002 and the stock price at the date of issuance, the maximum beneficial conversion amount is $2,412,350. This amount will be recorded as additional preferred stock dividends over the period from issuance until January 1, 2002. Through June 30, 2001, $1,691,002 has been recorded as additional dividends.

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

	Charged in 2000	Utilized in 2000	Balance at December 31, 2000	Utilized in 2001	Balance at June 30, 2001

Employee costs	395,233	65,223	330,000	155,552	174,448
Lease costs	201,802	201,802	-	-	-

Total	597,025	267,025	330,000	155,552	174,448

6.          PROVISION FOR FUTURE LEASE PAYMENTS

             During the first quarter of 2001, the Company determined that equipment leased by the Company under an operating lease will no longer be used by the Company in its research.  As a result, at June 30, 2001, the Company recorded a provision for future lease payments of $649,247.  This provision represents the future lease payments less any costs the Company believes it can recover from third parties for use of the equipment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             We are an emerging, development-stage biotechnology company focused on developing minimally invasive products for the treatment and/or diagnosis of psoriasis and other topical diseases, cancer, pre-cancerous conditions and other diseases.  We have assembled a platform of core technologies that we believe will support multiple products and applications. In April, 2001 we commenced a Phase 1 clinical trial to evaluate the safety of PH-10 activated with green light as a treatment for psoriasis.  This trial is ongoing.  In the coming months, we expect to commence an additional Phase 1 clinical trial of PH-10 and green light to treat actinic keratosis and to begin a Phase 2 clinical study of N-1177 in lymphography.

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

             We are pursuing development of three core technologies:

•	Photodynamic Therapy - We are developing proprietary compounds and technologies to treat diseased tissue on the surface of the body and to treat tumors confined to specific areas within the body (solid tumors). One of these compounds, named PH-10, accumulates in diseased tissue (while clearing rapidly from normal tissue) and, because of its unique chemical composition, absorbs light energy and X-rays thus acting as either a photoactive agent or radiosensitizer. When energy is applied, PH-10 becomes activated, thereby destroying the tissue.

•	Diagnostic Imaging - We are the exclusive licensee to a special group of proprietary materials, the lead compound of which is named N-1177, that precisely locate and diagnose the spread of cancer (micro-metastases) when the materials are administered into a patient's lymphatic system. These materials, called “nanoparticulates,” are very small particles designed to travel through the lymphatic system. Evaluating lymph nodes and the lymph system by using devices such as computed tomography scanners that create an image of the lymph nodes is called "lymphography."

•	Multiphoton Technology - Our proprietary laser technology uses ultrashort, pulsed bursts of long wavelength light to activate photoactive agents and other compounds that react with light to destroy diseased tissue. This technology can also be used to create images of tissue for diagnostic purposes.

             Our proposed products have the potential to replace numerous surgical and similar invasive treatments and diagnostics, reduce side effects (such as those resulting from chemotherapy), improve treatment efficacy, and lower the overall cost of care for oncology and other applications.

             Our senior executive and clinical development organization operates from our corporate headquarters in New Hope, Pennsylvania. We have recently hired additional personnel with expertise in clinical development, clinical trial design and regulatory approval processes.  Our scientific research team is located in Knoxville, Tennessee.  Our team of scientists includes specialists in molecular biology, non–linear laser physics, interventional radiology, spectroscopy, bioengineering and photochemistry.  We also work closely with consultants experienced in drug development and regulatory requirements.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             We have not generated revenues from the sale of any proposed therapeutic or diagnostic products or other operations.  For the six months ended June 30, 2001, our investment income decreased to $83,915 from $242,808 for the six months ended June 30, 2000.  The decrease in investment income resulted primarily from lower average balances of securities in our investment portfolio.  We expect our investment income to fluctuate both as our capital decreases or increases and as the rates of interest earned by our portfolio vary due to shifts in short term interest rates.  Our investment portfolio is composed primarily of United States Government obligations.

             Research and development costs for the six-month period ended June 30, 2001, decreased 14 percent to $1,245,455 from $1,449,859 for the comparable six-month period ended June 30, 2000.   The decline was due principally to lower expense levels following the closing of our Westborough, MA facility, partially offset by increases in salaries, clinical trial expenses and other costs incurred as our products enter stages of human clinical testing.

             General and administrative expenses declined 23 percent to $2,081,655 in the six months ended June 30, 2001 from $2,711,985 in the comparable 2000 period.  The decline is primarily attributable to a significant reduction in the amortization of the cost of certain warrants that had been granted to a consultant.

             Photogen’s share of losses associated with its joint venture with a division of Elan increased to $1,161,844 in the first half of 2001 from $1,068,109 in the prior year period.  These losses are due to expenditures made by the partners in the development of N-1177 and amortization, in the 2001 period, of patents acquired by the joint venture at its inception.

             During the six months ended June 30, 2001, we spent approximately $45,938 for leasehold improvements and office equipment.  During the next twelve months we expect such capital expenditures to be less than $100,000.  During the first quarter, we determined that certain equipment we were leasing would no longer be useful in our research.  Accordingly, at June 30, 2001, we have recorded a provision of $649,247 representing future lease payments less any costs that we believe can be recovered from third parties for use of the equipment.

             We recorded dividends on preferred stock of $1,485,339 in the first half of 2001 compared to $1,097,571 for the comparable period in 2000.  This increase is due to the impact of dividends payable under Series B Preferred Stock originally issued in February, 2000.  Under the applicable Certificate of Designations the holder of Series A Preferred is entitled to a mandatory payment-in-kind dividend equal to 7% (i.e., 0.07 additional shares of Series A Preferred) which is cumulative, compounds on a semi-annual basis and is payable twice a year.  Similarly, under the applicable Certificate of Designation the holders of Series B Preferred are entitled to a payment-in-kind dividend equal to 6% (i.e., 0.06 additional shares of Series B Preferred), which is cumulative and payable annually commencing in January, 2001.  On January 15, 2001, we issued 20,223.36 additional shares of Series B Preferred to Series B Stockholders of record as of January 15, 2001.

             As a result of the above factors and the effect of the beneficial conversion feature of our Preferred Stock, our net loss attributable to common shareholders for the six months ended June 30, 2001, increased to $6,586,448, or $0.18 per share from $6,084,716, or $0.16 per share for the six months ended June 30, 2000.

LIQUIDITY; CAPITAL RESOURCES

             We have used, and expect over the next 12 months to use, the capital available in our investment portfolio as well as proceeds and potential proceeds from any sales of common stock under the registration statement declared effective in February, 2001 for up to $40 million of common stock, for general corporate purposes, including activities related to preparing for and conducting clinical trials, purchase and preparation of clinical material, conduct of preclinical studies, administrative expenses to support our research and development activities, capital expenditures and to meet other working capital needs.  We expect to evaluate from time to time the acquisition or license of businesses, technologies or products for which a portion of the net proceeds may be used; however we have no present plan or commitments for any acquisition or license.  We expect our use of capital to increase as we move toward initiating Phase 2 clinical trials.

             We have a $4.8 million credit facility from Elan to fund a portion of the operations of the Sentigen joint venture.  Our borrowings under this facility would bear interest at 8% per annum, be repayable in 2005 or be convertible at Elan's election into our common stock at a conversion price of $18.15 per share.

             On September 22, 2000, we filed a shelf registration statement with the SEC to enable us to issue up to $40 million of our common stock.  This shelf registration was declared effective by the SEC in February, 2001 and will permit us to issue common stock from time to time at our option.  Through June 30, 2001, we sold 695,486 shares of common stock pursuant to this registration statement to an institutional investor for gross proceeds of $1,125,000 at prices ranging from approximately $4.89 to $1.12.

             As of June 30, 2001 we had U.S. Treasury notes available for sale, cash and interest receivable totaling approximately $3,223,185.  Maturity dates of these securities range from July 1, 2001 to August 31, 2001.  Yields range from 5.5% to 5.75%.  At the current rate of spending, we will exhaust these particular resources by approximately January, 2002.  We have access to additional capital through borrowing funds from our credit line with Elan for development costs of N-1177.  In addition, at our option, the remaining capacity in our registration statement gives us the ability to sell from time to time up to approximately $39 million of additional common stock.  We believe that through the use of our cash, U.S. Treasury notes, line of credit and anticipated sales of our common stock we will have sufficient cash resources for our current commitments through the next twelve months.  If necessary we can adjust our use of cash and capital by modifying the timing of and related financial commitments for our development programs for PH-10, N-1177 and other programs.  See "Risk Factors — We must raise additional financing in the future and our inability to do so could prevent us from implementing our business plan," below.

PLAN OF OPERATION

             During the foreseeable future, we will focus our efforts on conducting human clinical studies on selected indications, acquiring quantities of clinical grade drug formulations of our proposed products, completing preclinical studies, preparing required filings to the FDA and foreign regulatory bodies and preparing for the design and assembly of laser treatment devices.  We intend to devote a significant majority of our financial and other resources to preparing for and conducting clinical trials of PH-10 for the treatment of psoriasis and other topical diseases and the treatment of focal tumors (a tumor that is confined to a specific area of the body), and continuing the clinical development of N-1177.  We will continue Phase 1 human clinical studies on PH-10, as a topical treatment for psoriasis and plan to commence clinical trials for certain other topical indications in the coming months.  We also plan to begin Phase 2 clinical trials of N-1177 later this year.

As we progress further into human clinical trials, our use of capital will increase.  We expect to continue to incur increasing losses for at least the next several years as we intensify research and development, preclinical and clinical testing and associated regulatory approval activities and engage in or provide for the manufacture and/or sale of any products that we may develop.  Greater capital resources would enable us to quicken and expand our research and development activities, and our failure to raise additional capital will (absent a suitable collaborative agreement providing for a third party to take over or finance the development of these programs) significantly impair our ability to conduct further research and development activities beyond those currently contracted for and our ability to seek regulatory approval for any possible product resulting from that research.  In any event, complete development and commercialization of our technology will require substantial additional funds.  See "Risk Factors — We must raise additional financing in the future and our inability to do so could prevent us from implementing our business plan," below.  Accordingly, we are continuously evaluating capital formation activities and opportunities, either as part of collaborative arrangements with third parties or through other offerings of equity or debt.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

             The primary market risk that could impact us is the fluctuation in interest rates related to our investments in Government bonds.  As our investments all have short-term maturities, the investment return will reflect the current market rates.  To date, we have not engaged in any derivative or hedging activities.

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

             Our proposed technologies and products generally must complete preclinical tests in animals and three phases of tests (also called clinical trials) in humans before we can market them for use.  Use of our technology has been limited primarily to laboratory experiments, animal testing or human pilot studies and only one compound has completed Phase 1 clinical trials in humans.  We have therefore not yet conducted substantive studies on the effectiveness of our compounds or devices on human subjects.  The drug and device products we currently contemplate developing will require costly and time-consuming research and development, preclinical and clinical testing and regulatory approval before they can be commercially sold.  We may not be able to develop our technology into marketable products or develop our technology so it is effective for diagnosis or treatment of human diseases.  As a result of changing economic considerations, market, clinical or regulatory conditions, or clinical trial results, we may shift our focus or determine not to continue one or more of the projects we are currently pursuing.

WE HAVE A HISTORY OF LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE OR PAY CASH DIVIDENDS.

             We have incurred losses since the beginning of our operations.  As of June 30, 2001, we have incurred cumulative losses of approximately $24,471,406.  We expect our losses to increase in the future as our financial resources are used for research and development, preclinical and clinical testing, regulatory activities, manufacturing, marketing and other related expenses.  We may not be able to achieve or maintain profitability in the future.  We have never declared or paid any cash dividends to stockholders, and do not expect to do so in the foreseeable future.

WE MUST RAISE ADDITIONAL FINANCING IN THE FUTURE AND OUR INABILITY TO DO SO COULD PREVENT US FROM IMPLEMENTING OUR BUSINESS PLAN.

             We believe that through the use of our cash, U.S. Treasury notes, line of credit and anticipated sales of our common stock, we will have sufficient cash resources for our current commitments through the next twelve months (depending on the pace of our spending for preclinical and clinical testing and other commitments, which, to an extent, we can adjust to preserve cash).  We will need substantial additional financing for our research, clinical testing, product development and marketing programs.  We cannot accurately estimate the amount of additional financing required; however, the amount could be an additional $30 – 50 million or more.  Depending on market conditions, we will attempt to raise additional capital through stock and debt offerings, collaborative relationships and other available sources.  Additional funds may not be available on acceptable terms, if at all, and existing stockholders may be diluted as a result of those offerings.  The pricing of our common stock in our recent shelf registration will also result in an increase in the number of shares of common stock issuable upon conversion of Series A and Series B preferred stock in accordance with the anti-dilution provisions in the respective Certificates of Designation for those series.

WE MAY HAVE TO ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK TO ELAN, WHICH WOULD DILUTE SHAREHOLDERS' OWNERSHIP.

             We may be required to issue additional shares to an affiliate of Elan Corporation plc, with whom we are engaged in a joint venture, so that the weighted average price for common stock Elan purchased (at $13 per share) equals the effective price in our first offering after Elan’s purchase.  Since we have begun to issue common stock in our most recent shelf registration on Form S-3 declared effective February 9, 2001 at less than $13 per share, we must issue additional shares of common stock to Elan so that the average price per share paid by Elan for its aggregate ownership of our common stock will equal the effective price in that offering.  Based on the per share sale price in our first transaction under the shelf registration (in which we sold 15,312 shares at $4.8981 per share), we would issue 763,427 additional shares of our common stock to Elan at no additional cost representing approximately two percent of our outstanding common stock.  We are in negotiations with Elan regarding the precise terms of its anti-dilution rights with respect to our shelf registration, which may result in greater or less dilution of our common stock.  The pricing of our common stock in the shelf registration will also result in an increase in the number of shares of common stock issuable upon conversion of Series A Preferred and Series B Preferred stock in accordance with the anti-dilution provisions in the respective Certificates of Designation for those series.

OUR PROPOSED PRODUCTS ARE SUBJECT TO EXTENSIVE TESTING AND GOVERNMENT APPROVAL, AND WE MAY NOT OBTAIN THE APPROVALS NECESSARY TO SELL OUR PROPOSED PRODUCTS.

             None of our proposed drug and device products has received the Food and Drug Administration's approval.  An extensive series of clinical trials and other associated requirements must be completed before our proposed products can be approved and sold in the United States.  Requirements for FDA approval of a product include preclinical and clinical testing for effective use and safety in animals and humans, and that testing can be extremely costly. The time frame necessary to perform these tasks for any individual product is long and uncertain, and we may encounter problems or delays that we cannot predict at this time.  Even if testing is successful, our proposed products may not demonstrate sufficient effectiveness or safety to warrant approval by the FDA or other regulatory authorities.  Any regulatory approval may not cover the clinical symptoms or indications that we may seek.  Marketing our products in other countries will require seeking and obtaining regulatory approvals comparable to those required in the United States.

IF WE DO NOT OBTAIN AND MAINTAIN PATENT OR OTHER PROTECTION OF OUR CORE TECHNOLOGIES (NAMELY PH-10, OUR LYMPHOGRAPHY MATERIALS AND METHODS, AND OUR LASER TECHNOLOGIES), WE MAY HAVE DIFFICULTY COMMERCIALIZING PRODUCTS USING THESE TECHNOLOGIES.

             Our success depends in part on our ability to obtain, assert and defend our patents, protect trade secrets and operate without infringing the intellectual property of others.  Among the important risks in this area are that:

•	Our patent applications may not result in issued patents. Moreover, any issued patents may not provide us with adequate protection of our intellectual property or competitive advantages, and the law on the scope of patent coverage is continually changing.

•	Various countries limit the subject matter that can be patented and limit the ability of a patent owner to enforce patents in the medical field. This may limit our ability to obtain or utilize those patent coverage internationally.

•	Existing or future patents or patent applications (and the products or methods they cover) of our competitors (or others, such as research institutions or universities) may interfere, invalidate, conflict with or infringe our patents or patent applications. Similarly, the use of the methods or technologies contained in our patents, patent applications and other intellectual property may conflict with or infringe the rights of others.

•	If an advance is made that qualifies as a joint invention, the joint inventor or his or her employer may have rights in the invention. We are currently in litigation with our former Medical Director and his former employer, Massachusetts General Hospital, concerning his claims of joint inventorship of some of our PH-10 inventions.

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

             The patent position of biotechnology companies involves complex legal and factual questions, and therefore we cannot assure the enforceability of these patents. Litigation over patents and other intellectual property rights occurs frequently in our industry, and there is a risk that we may not prevail in disputes over the ownership of intellectual property.  Further, interference may occur over the rights to certain inventions, and there is a risk that we may not prevail in an interference.  Those disputes can be expensive and time consuming, even if we prevail.  Intellectual property disputes are often settled through licensing arrangements that could be costly to us.  In any intellectual property litigation, it is possible that licenses necessary to settle the dispute would not be available, or that we would not be able to redesign our technologies to avoid any claimed infringement.

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

             These individuals have entered into employment or consulting agreements, confidentiality and/or non-competition agreements with us.  We could suffer competitive disadvantage, loss of intellectual property or other material adverse effects on our business and results of operations if any employee or consultant violates or terminates these agreements or terminates his or her association with us.  Our growth and future success also depends upon the continued involvement and contribution from these individuals, as well as our ability to attract and retain highly qualified personnel now and in the future.

             We currently employ four senior scientists (Drs. Dees, Fisher, Scott and Wachter) and three senior executive officers, including Dr. Williams (our CEO), Mr. Boveroux (our CFO) and Dr. Reinhard Koenig (Senior Vice President of Medical and Regulatory Affairs).  We also have retained consultants to advise us in regulatory affairs and product development matters.  If we lost the services of our executive officers or outside consultants, we could experience a delay in the implementation of our business plan until we arranged for another individual or firm to fulfill the role.  The loss of one of our scientists could cause delay in implementing our business plan and also jeopardize development of new technologies.

WE HAVE TO RELY ON THIRD PARTIES AND COLLABORATIVE RELATIONSHIPS FOR THE MANUFACTURE, CLINICAL TESTING AND MARKETING OF OUR PROPOSED PRODUCTS, AND IT MAY BE DIFFICULT TO IMPLEMENT OUR BUSINESS DEVELOPMENT PLANS WITHOUT THESE COLLABORATIONS.

We are currently involved in a joint venture with affiliates of Elan Corporation, plc. called Sentigen Ltd., to develop and commercialize lymphography materials.  We have had and expect to continue in the future to have a variety of research agreements with universities and other research institutions to investigate specific protocols. We also contract and expect to continue to contract with research organizations and other third parties to manage clinical trials of our proposed products in development.  We must continue to enter into collaborative relationships with third parties for additional research and development, preclinical and clinical testing, marketing and distribution of our proposed products.

             We are also dependent on third parties for the manufacture of supplies of photoactive agents and nanoparticulates and for the supply of lasers and radiotherapy devices and similar hardware.  We have several research and supply agreements with third parties.  However, we may not be able to negotiate other acceptable collaborative and supply arrangements in the future.

             Collaborative relationships may limit or restrict our operations or may not result in an adequate supply of necessary resources.  Our collaborative partner could also pursue alternative technologies as a means of developing or marketing products for the diseases targeted by our collaborative program.  If a third party we are collaborating with fails to perform under its agreement or fails to meet regulatory standards, this could delay or prematurely terminate clinical testing of our proposed products.

OUR POTENTIAL MARKETS ARE EXTREMELY COMPETITIVE, AND MANY OF OUR COMPETITORS HAVE GREATER RESOURCES AND HAVE PRODUCTS THAT ARE IN MORE ADVANCED STAGES OF DEVELOPMENT.

             We face substantial competition from competitors with greater financial, technical and human resources and with greater experience in developing products, conducting preclinical or clinical testing, obtaining regulatory approvals, manufacturing and marketing.  Our competitors include the following firms in the field of using light energy to treat and diagnose disease: Miravant Medical Technologies, Pharmacyclics, Inc., QLT Inc., Axcan Pharma Inc. Dusa Pharmaceuticals, Inc. and PhotoCure ASA.  There are also numerous companies developing other technologies to treat and/or diagnose psoriasis, actinic keratosis, cancer and other diseases.  Examples of the technologies from those other companies are drug or genetic treatments, procedures that use sound waves and procedures that destroy diseased tissue using heat.  Some of these firms have drugs or devices that have completed or are in advanced stages of clinical trials and regulatory approvals.

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

A SMALL GROUP OF STOCKHOLDERS CONTROLS PHOTOGEN, WHICH MAY MAKE IT DIFFICULT FOR STOCKHOLDERS WHO ARE NOT IN THAT GROUP TO INFLUENCE MANAGEMENT.

             A small group of our officers, directors and others control approximately 74% of our outstanding common stock.  Several of our principal stockholders are also parties to a Voting Agreement concerning the election of certain designees to the Board of Directors of Photogen Technologies, Inc. and Photogen, Inc.  This group of stockholders can significantly influence Photogen and the direction of our business and affairs.  This concentration of ownership may delay or prevent a change in control of Photogen, and may also result in a small supply of shares available for purchase in the public securities markets.  These factors may affect the market and the market price for our common stock in ways that do not reflect the intrinsic value of the stock.

THE PRICE AND TRADING VOLUME OF OUR COMMON STOCK FLUCTUATES SIGNIFICANTLY, WHICH MAY MAKE IT DIFFICULT FOR US OR A STOCKHOLDER TO SELL OUR COMMON STOCK AT A SUITABLE PRICE AND MAY CAUSE DILUTION FOR EXISTING STOCKHOLDERS WHEN WE ISSUE ADDITIONAL SHARES.

             During the period from April 1, 2001 through June 30, 2001 our stock price ranged from $0.98 to $2.00 per share.  Daily trading volume ranged from 100 shares to 73,600 shares during that period.

             The following factors may have an impact on the price of our stock:

•	Announcements by us or others regarding scientific discoveries, technological innovations, commercial products, patents or proprietary rights;
•	The progress of preclinical or clinical testing;
•	Changes in government regulation;
•	Public concern about the safety of devices or drugs;
•	Limited coverage by securities analysts;
•	The occurrence of any of the risk factors described in this section;
•	Sales of large blocks of stock by an individual or institution;
•	Changes in our financial performance from period to period; securities analysts' reports; and general market conditions.

OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ SMALLCAP MARKET, WHICH WOULD MAKE TRADING IN OUR STOCK MORE DIFFICULT.

             Since November 1999, our common stock has been quoted in the Nasdaq SmallCap Market.  Our shares could be delisted if we fail to meet the listing requirements of the Nasdaq SmallCap Market, which would force us to list our shares on the OTC Bulletin Board or some other quotation medium, such as pink sheets, depending upon our ability to meet the specific listing requirements of those quotation systems.  As a result, an investor might find it more difficult to dispose of, or to obtain accurate price quotations for, our shares.  Delisting might also reduce the visibility, liquidity, and price of our common stock.  If our common stock were delisted from the Nasdaq SmallCap Market and were not traded on another national securities exchange, we could become subject to penny stock regulations that impose additional sales practice disclosure and market making requirements on broker/dealers who sell or make a market in our stock.  The rules of the SEC generally define "penny stock" to be common stock that has a market price of less than $5.00 per share and is not traded on a national exchange.  If our stock became subject to penny stock regulations, it could adversely affect the ability and willingness of broker/dealers who sell or make a market in our common stock and of investors to purchase or sell our stock in the secondary market.

IF STOCKHOLDERS HOLDING SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK SHOULD SELL IN THE PUBLIC MARKET, THE PRICE OF OUR STOCK COULD FALL OR IT MAY BE MORE COSTLY FOR US TO RAISE CAPITAL.

             As of June 30, 2001 we had 38,509,228 shares of common stock and preferred stock convertible into common stock outstanding.  Approximately 9,773,049 shares were eligible for sale in the public market free of restrictions under the Securities Act of 1933, as amended, including restrictions under Rule 144.  Approximately 6,458,236 shares are eligible for sale under Rule 144.  Approximately 2,297,474 shares are currently subject to agreements requiring us to permit the holders of the shares, under certain circumstances, to join a public offering of our stock or to demand that we register their shares.  Our obligation to register 1,037,474 of the shares subject to those agreements terminates when they become freely tradable under Rule 144 (those shares are included in the total number of shares eligible for sale under Rule 144).  On May 9, 2001 our five founders entered into a lock-up agreement prohibiting them, without the Company’s approval, from selling in the public markets 20,558,435 shares until May 9, 2004 (except for limited sales by each of them of between 42,000 and 78,000 shares each year at prices above $5.00 per share).

             As of June 30, 2001 we had reserved 10,588,436 shares of common stock for future issuance upon grants of options, or exercise or conversion of outstanding options and warrants and convertible securities.  If these options and warrants are all issued and exercised, investors may experience significant dilution in the book value and earnings per share of their common stock.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits.

             The following is a list of exhibits filed as part of this Form 10–Q.  Exhibits that were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parenthesis.

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

             (b)        Reports on Form 8-K.

We did not file any reports on Form 8-K during the three-month period ended June 30, 2001.

Signatures

             In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2001	Photogen Technologies, Inc.

/s/ Taffy J. Williams

Taffy J. Williams, Ph.D., President and Chief
Executive Officer

/s/ Brooks Boveroux

Brooks Boveroux, Senior Vice President – Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description

+3.1	Restated Articles of Incorporation of Photogen Technologies, Inc. (Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated May 17, 2000.)
+3.2	Amended and Restated Certificate of Designations, Preferences and Rights of Series A Preferred Stock. (Filed as Exhibit 3.5 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.)

+3.3	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock. (Filed as Exhibit 3 to the Company's Current Report on Form 8-K dated February 18, 2000.)
+3.4	Bylaws of Photogen Technologies, Inc. (Amended and Restated as of May 17, 2000 (Filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated May 17, 2000. )
+3.5	Charter of Photogen, Inc. (Filed as Exhibit 3.3 to the Company's Registration Statement on Form 10-SB dated December 24, 1997.)
+3.6	Amended and Restated Bylaws of Photogen, Inc. (Filed as Exhibit 3.3 to the Company's Current Report on Form 8-K dated May 17, 2000.)

+ Incorporated by reference from the filing indicated.