Form 10-Q
period 2001-09-30
PHOTOGEN TECHNOLOGIES INC
filed 2001-11-14
CIK 761237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended __________

Commission File Number 0–23553

PHOTOGEN TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

NEVADA	36–4010347
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

140 Union Square Drive
New Hope, Pennsylvania 18938
(Address of principal executive offices) (Zip Code)

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

YES:  ☒     NO: ☐

            Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 38,842,298 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE, ISSUED AND OUTSTANDING AS NOVEMBER 9, 2001

INDEX

Part I.      Financial Information

                Item 1.    Financial Statements

                Item 2.    Management’s Discussion and Analysis of Financial Condition andResults of Operations

                Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Part II.    Other Information

                Item 1.    Legal Proceedings

                Item 4.    Submission of Matters to a Vote of Security Holders

                Item 5.    Other Information

                Item 6.    Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Photogen Technologies, Inc.

(A Development Stage Company)

Consolidated Condensed Balance Sheets

All amounts in $

	September 30, 2001 (Unaudited)	December 31, 2000 (Audited)

Assets

Current Assets
Cash and cash equivalents	$1,828,839	$622,795
United States Treasury Notes, total face value $800,000 and $4,945,000, respectively	798,207	4,943,971
Interest receivable	-	93,219
Prepaid consulting expense	-	760,363
Prepaid expenses	44,662	182,115
Deposit	100,000	100,000

Total Current Assets	2,771,708	6,702,463

Equipment and Leasehold Improvements, less accumulated depreciation of $964,572 and $761,425, respectively	977,645	1,377,741

Patent Costs, net of amortization of $90,277 and $59,027, respectively	409,723	440,973

Deposits	443,753	429,370

Investment in and Advances to Affiliate	11,150,235	10,701,490

Total Assets	$15,753,064	$19,652,037

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$578,824	$891,171
Accrued restructuring	174,190	330,000
Accrued equipment lease	187,290	-
Current portion of obligation under capital leases	4,544	16,802

Total Current Liabilities	944,848	1,237,973

Obligation Under Capital Leases	-	1,554

Accrued Equipment Lease	415,135	-

Long-Term Debt	1,967,785	-

Total Liabilities	3,327,768	1,239,527

Shareholders’ Equity
Preferred stock; par value $.01 per share; 5,000,000 shares authorized including:
Series A Preferred Stock; 12,856 shares authorized, issued and outstanding at September 30, 2001 and December 31, 2000, liquidation preference $1,000 per share (in aggregate $12,856,000)	128	128
Series B Preferred Stock; 402,000 shares authorized; 357,279 and 337,056 shares issued and outstanding, at September 30, 2001 and December 31, 2000, respectively, liquidation preference $16.88 per share (in aggregate $6,030,870 at September 30, 2001 and $5,689,505 at December 31, 2000)	3,572	3,370
Common stock; par value $.001 per share; 150,000,000 sharesauthorized; 38,842,298 and 37,383,386 shares issued andoutstanding at September 30, 2001 and December 31, 2000, respectively	38,843	37,384
Additional paid-in capital	38,857,534	37,741,925
Deficit accumulated during the development stage	(26,474,781)	(19,370,297)

Total Shareholders’ Equity	12,425,296	18,412,510

Total Liabilities and Shareholders’ Equity	$15,753,064	$19,652,037

Photogen Technologies, Inc.

(A Development Stage Company)

Consolidated Condensed Statements of Operations

(Unaudited)

All amounts in $

	Three Months Ended September 30, 2001	Three Months Ended September 30, 2000	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000	Cumulative Amounts From November 3, 1996 (Inception)

Operating Expenses
Research and development	$1,056,338	$1,914,861	$2,301,793	$3,362,718	$11,265,426
General and administrative	613,512	1,070,029	2,695,167	3,784,016	12,092,022
Restructuring charges	-	202,000	-	202,000	597,025
Provision for future lease payments	-	-	696,070	-	696,070

Total Operating Expenses	1,669,850	3,186,890	5,693,030	7,348,734	24,650,543

Income (Loss) from Joint Venture	(352,236)	395,013	(1,514,080)	(673,096)	(3,023,501)

Investment Income	18,711	95,378	102,626	338,186	1,199,263

Net Loss	$(2,003,375)	$(2,696,499)	$(7,104,484)	$(7,683,644)	$(26,474,781)

Dividends on Preferred Stock	(758,493)	(659,820)	(2,243,832)	(1,757,391)

Net Loss Applicable to Common Shareholders	$(2,761,868)	$(3,356,319)	$(9,348,316)	$(9,441,035)

Basic and Diluted Loss per Common Share	$(.07)	$(.09)	$(.25)	$(.25)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	38,104,320	37,383,386	37,761,446	37,383,386

Photogen Technologies, Inc.

(A Development Stage Company)

Consolidated Condensed Statements of Shareholders’ Equity

(Unaudited)

All amounts in $

	Preferred Stock		Preferred Stock					Additional	Deficit Accumulated During the
	Series A		Series B		Common Stock		Members’	Paid-in	Development
	Shares	Amount	Shares	Amount	Shares	Amount
Capital
								Capital	Stage	Total

Contribution of capital	-	$-	-	$-	-	$-	$7,268	$-	$-	$7,268
Net loss for the period ended December 31, 1996	-	-	-	-	-	-	(1,779)	-	-	(1,779)

Balance, at December 31, 1996	-	-	-	-	-	-	5,489	-	-	5,489

Net loss and capital contributions for the period January 1, 1997 to May 15, 1997	-	-	-	-	-	-	-	-	(3,511)	(3,511)
Capital contribution	-	-	-	-	-	-	3,511	-	-	3,511

Balance, at May 15, 1997	-	-	-	-	-	-	9,000	-	(3,511)	5,489

Issuance of common stock	-	-	-	-	6,312,833	6,313	-	1,797,137	-	1,803,450
Effect of recapitalization and merger	-	-	-	-	29,687,167	29,687	(9,000)	1,181,500	1,732	1,203,919
Cost associated with recapitalization and merger	-	-	-	-	-	-	-	(371,111)	-	(371,111)
Net loss for the period May 16, 1997 to December 31, 1997	-	-	-	-	-	-	-	-	(554,702)	(554,702)

Balance, at December 31, 1997	-	-	-	-	36,000,000	36,000	-	2,607,526	(556,481)	2,087,045

Issuance of common stock	-	-	-	-	875,020	875	-	6,999,125	-	7,000,000
Costs associated with common stock issuance	-	-	-	-	-	-	-	(50,000)	-	(50,000)
Options issued to consultants	-	-	-	-	-	-	-	45,446	-	45,446
Net loss for the year ended December 31, 1998	-	-	-	-	-	-	-	-	(1,973,913)	(1,973,913)

	Preferred Stock		Preferred Stock					Additional	Deficit Accumulated During the
	Series A		Series B		Common Stock		Members'	Paid-in	Delopment
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Capital	Stage	Total

Balance, at December 31, 1998	-	$-	-	$-	36,875,020	$36,875	-	$9,602,097	$(2,530,394)	$7,108,578

Exercise of stock options	-	-	-	-	4,500	5	-	50,058	-	50,063
Issuance of warrants and options	-	-	-	-	-	-	-	3,664,749	-	3,664,749
Issuance of common stock	-	-	-	-	503,866	504	-	6,082,150	-	6,082,654
Issuance of preferred stock	12,015	120	-	-	-	-	-	11,578,839	-	11,578,959
Net loss for the year ended December 31, 1999	-	-	-	-	-	-	-	-	(6,052,841)	(6,052,841)

Balance, at December 31, 1999	12,015	120	-	-	37,383,386	37,384	-	30,977,893	(8,583,235)	22,432,162

Stock option compensation	-	-	-	-	-	-	-	125,020	-	125,020
Issuance of warrants and options	-	-	-	-	-	-	-	1,366,050	-	1,366,050
Issuance of preferred stock dividend	841	8	-	-	-	-	-	(8)	-	-
Issuance of preferred stock	-	-	337,056	3,370	-	-	-	5,272,970	-	5,276,340
Net loss for the year ended December 31, 2000	-	-	-	-	-	-	-	-	(10,787,062)	(10,787,062)

Balance, at December 31, 2000	12,856	128	337,056	3,370	37,383,386	37,384	-	37,741,925	(19,370,297)	18,412,510

Stock option compensation	-	-	-	-	-	-	-	48,547	-	48,547

Issuance of common stock	-	-	-	-	1,458,912	1,459	-	1,067,264	-	1,068,723

Issuance of preferred stock dividend	-	-	20,223	202	-	-	-	(202)	-	-
Net loss for the nine months ended September 30, 2001	-	-	-	-	-	-	-	-	(7,104,484)	(7,104,484)

Balance, at September 30, 2001	12,856	$128	357,279	$3,572	38,842,298	$38,843	-	$38,857,534	$(26,474,781)	$12,425,296

Photogen Technologies, Inc.

(A Development Stage Company)

Consolidated Condensed Statements of Operations

(Unaudited)

All amounts in $

	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000	Cumulative Amounts From November 3, 1996 (Inception)

Cash Flows From Operating Activities
Net loss	$(7,104,484)	$(7,683,644)	$(26,474,781)
Depreciation and amortization	336,349	322,194	1,200,743
(Gain) loss on disposal of fixed assets	(4,242)	-	38,799
Loss (gain) on sale of marketable securities	-	-	(18,503)
United States Treasury Notes amortization	764	7,112	14,379
Write-off of equipment lease	696,070	-	696,070
Stock option compensation	48,547	68,741	600,334
Issuance of warrants in exchange for services rendered	-	1,905,825	3,234,728
Loss from investment in affiliate	1,514,080	673,095	3,023,501
Changes in operating assets and liabilities:
Prepaid consulting expense	760,363	-	760,363
Prepaid expenses	137,453	453,910	(44,662)
Interest receivable	93,219	(16,670)	-
Accounts payable	(312,347)	(485,509)	578,824
Accrued equipment lease	(93,645)	-	(93,645)
Accrued restructuring	(155,810)	202,000	174,190

Net cash used in operating activities	(4,083,683)	(4,552,946)	(16,309,660)

Cash Flows From Investing Activities
Sale of marketable securities	-	-	2,164,464
Purchases of marketable securities	-	-	(2,182,967)
Purchases of United States Treasury Notes	(4,770,000)	(11,045,000)	(38,556,973)
Sales of United States Treasury Notes	8,915,000	9,820,000	38,878,548
Purchase of capital assets	(45,938)	(444,208)	(1,943,553)
Proceeds from sale of equipment	145,177	-	145,177
Costs to acquire patent	-	(50,000)	(237,335)
Investment in and advances to affiliate	(1,962,825)	93,548	(14,173,736)
Decrease in restricted cash	-	100,000	-
Increase in deposit	(14,383)	(500,000)	(543,753)

Net cash provided by (used in) investing activities	2,267,031	(2,025,660)	(16,450,128)

	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000	Cumulative Amounts From November 3, 1996 (Inception)

Cash Flows From Financing Activities
Principal payments on capital leases	$(13,812)	$(18,590)	$(287,160)
Net proceeds from issuance of equity	1,068,723	5,276,340	31,367,439
Proceeds from capital contributions by shareholders	-	-	1,911,674
Proceeds from issuance of debt	1,967,785	-	1,967,785
Cost of recapitalization	-	-	(371,111)

Net cash provided by financing activities	3,022,696	5,257,750	34,588,627
Increase (decrease) in Cash and Cash Equivalents	1,206,044	(1,320,856)	1,828,839

Cash and Cash Equivalents, at beginning of period	622,795	1,681,773	-

Cash and Cash Equivalents, at end of period	$1,828,839	$360,917	$1,828,839

Photogen Technologies, Inc.

(A Development Stage Company)

Notes To Condensed Financial Statements

(Unaudited)

September 30, 2001

1.             BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S–K.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

2.             JOINT VENTURE/INVESTMENT IN AFFILIATE

                    The following is summarized financial information for the joint venture Sentigen, Ltd. at September 30, 2001 and 2000.

	September 30,
	2001	2000

License purchased from Elan, net of amortization of $978,263 in 2001	$14,021,737	$15,000,000

Total assets	$14,021,737	$15,000,000

Due to affiliates	$339,733	$1,222,377

Total shareholders’ equity	13,682,004	13,777,623

Total liabilities and equity	$14,021,737	$15,000,000

Research and development expense	$1,890,237	$840,337

Net loss	$1,890,237	$840,337

3.             BASIC AND DILUTED LOSS PER COMMON SHARE

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding.  Loss per share excludes the impact of outstanding options and warrants, preferred stock and convertible debt as they are antidilutive.  Potential common shares excluded from the calculation at September 30, 2001 are 6,294,000 options, 1,149,724 warrants, 1,037,630 shares issuable upon the conversion of Series A and B Preferred Stock and 108,418 shares issuable upon conversion of the Elan line of credit.

4.             EQUITY

(a)           On February 9, 2001, the Company’s shelf registration on Form S-3 was declared effective.  Under the shelf registration, the Company may issue up to $40,000,000 of common stock.  As of September 30, 2001, 695,486 shares have been issued under the shelf registration for cash proceeds, net of related expenses, of $1,068,723.

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

(c)           The Series B Preferred contains beneficial conversion features.  Emerging Issues Task Force Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” requires the issuer to assume that the holder will not convert the instrument until the time of the most beneficial conversion. Using the conversion ratio at January 1, 2002 and the stock price at the date of issuance, the maximum beneficial conversion amount is $2,412,350.  This amount will be recorded as additional preferred stock dividends over the period from issuance until January 1, 2002.  Through September 30, 2001, $2,016,900 has been recorded as additional dividends.

(d)           The Company is required to issue additional shares to Elan so that the weighted average price for common stock purchased by Elan equals the effective price of the Company’s first offering after Elan’s purchase.  During the third quarter 2001, the Company issued 763,426 shares of common stock to satisfy this requirement.

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

	Charged in 2000	Utilized in 2000	Balance at December 31, 2000	Utilized in 2001	Balance at September 30, 2001

Employee costs	395,233	65,223	330,000	155,810	174,190
Lease costs	201,802	201,802	-	-	-

Total	597,025	267,025	330,000	155,810	174,190

6.             PROVISION FOR FUTURE LEASE PAYMENTS

During the first quarter of 2001, the Company determined that equipment leased by the Company under an operating lease would no longer be used by the Company in its research.  As a result, at September 30, 2001, the Company recorded an accrual for future lease payments of $602,425.  This accrual represents the future lease payments less any costs the Company believes it can recover from third parties for use of the equipment.

7.             LONG-TERM DEBT

The Company has a $4,806,000 credit facility with Elan to be used by the Company to fund its portion of Sentigen’s research and development.  Principal and interest under the line of credit become due in 2005 or, at the option of Elan, can be converted into the Company’s common stock at $18.15 per share.  Borrowings bear interest at 8%.  In the third quarter of 2001, the Company borrowed $1,967,785 under this line of credit.

8.             RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 142, Goodwill and Other Intangible Assets (SFAS 142).   SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.  The Company is currently assessing but has not yet determined how the adoption of SFAS 142 will impact its financial position and results of operations.

In October 2001, the Financial Accounting Standards Board issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the implications of adoption of FAS 144 and anticipates adopting its provisions in fiscal year 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are an emerging, development-stage biopharmaceutical company focused on developing minimally invasive products to treat and diagnose cancer, pre-cancerous conditions, cardiovascular diseases, psoriasis and other topical diseases.  We have assembled a platform of core technologies protected by issued and pending patents, which we believe will address large markets (psoriasis, cancer, cardiovascular screening) with the potential to replace currently applied invasive treatments and diagnostic procedures, reduce side effects (such as those resulting from chemo- or radiation therapy), improve treatment efficacy and lower the overall cost of care. We are currently conducting a Phase 1 clinical trial to evaluate the safety of PH-10 (a photoactive agent or compound that reacts with light energy to produce a therapeutic effect) activated with green light as a treatment for psoriasis and a comparable Phase 1 clinical trial to treat actinic keratosis. In the coming months, we expect to commence Phase 1 / 2 clinical studies to treat psoriasis, a Phase 1 clinical study of PH-10 as a radiosensitizer (a compound that reacts with ionizing radiation) to treat solid tumor cancers, Phase 1 / 2 studies of our diagnostic product N1177 (a compound of extremely small particles called nanoparticulates) in cardiovascular imaging and to begin a Phase 2 clinical study of N1177 in lymphography (the diagnosis and/or treatment of cancers metastasizing into the lymphatic system).

We are pursuing development of products in the following areas:

Cancer Therapeutics and Diagnostics:

Lymphography-- Through a joint venture with Elan Corporation, we are developing N1177, a proprietary material to precisely locate and diagnose the spread of cancer (micro-metastases) when administered into a patient's lymphatic system.  This novel nanoparticulate (a very small particle designed to travel through the lymphatic system) X-ray contrast agent, when used with a standard computed tomography (CT) scanner (a technology called “lymphography”), is being developed to enable imaging and detection of cancer in lymph nodes prior to surgery.  Phase 1 studies have been completed.  Phase 2 studies are planned to commence in 2002.

Solid Tumor Cancers -- PH-10, in an injectable formulation, shows promise to enhance the effect of radiation therapy in the treatment of solid tumors, which represent 70% of all cancers initially diagnosed.  This includes breast, prostate, lung, melanoma, cervical and uterine cancers.  The American Cancer Society estimates that approximately 660,000 new cases of such cancers are diagnosed annually.    In pre-clinical studies of several radiation resistant tumor models, PH-10 applied intratumorally consistently resulted in reduction of tumor mass, while tumors in control models increased.  We are working to develop a systemic application of PH-10.  If successful, we expect to commence human clinical studies in 2002 to treat either glioblastoma (brain cancer) or hepatic and colon cancers.

Imaging

Cardiovascular Imaging -- N1177 may have application as a novel technique to image the cardiovascular system using standard CT scanners.  In an animal model, encouraging results have been demonstrated to image the heart, liver and other organs.  N1177 could allow the imaging of the cardiovascular system (angiography) and other organs without the need for catheters and high-speed cameras.  Over two million angiography procedures are conducted annually in the U.S.  Preclinical studies are also planned to determine if N1177 can be used to detect coronary vulnerable plaque as a precursor for heart attacks and sudden cardiac failure.

Topical Therapeutics

Psoriasis -- We are preparing to enter Phase 1 / 2 studies of PH-10 as a treatment for plaque psoriasis, the most common form of the disease afflicting approximately 7 million people in the U.S.  Applied topically and activated with green laser light, PH-10 is a promising treatment for psoriasis, particularly in areas such as knees, elbows and facial areas.    A clinical study conducted in Denmark demonstrated a 58% reduction in the skin thickness of psoriatic plaque with a single treatment of PH-10.  This statistically significant result (p = 0.01) result lasted for the 90-day duration of the study.  Reduction in plaque thickness is generally regarded as a precursor to other clinical indications of efficacy.  A U.S.  Phase 1 study, testing for safety, is nearing completion.

Actinic Keratosis -- We are conducting a Phase 1 clinical study of PH-10 to treat actinic keratosis, a skin disease resulting from over-exposure to sunlight afflicting 5 million people in the U.S.  Actinic keratosis is widely believed to be a precursor to squamous cell cancer, the second leading cause of death due to skin cancer.

Multiphoton Technology -- Our proprietary laser technology uses ultrashort, pulsed bursts of long wavelength light to activate photoactive agents and other compounds that react with light to destroy diseased tissue.  This technology can also be used to create images of tissue for diagnostic purposes.  We plan to continue development of this technology in partnership with a third party.

Our senior executive and clinical development organization operates from our corporate headquarters in New Hope, Pennsylvania. We have on staff personnel with expertise in clinical development, clinical trial design and regulatory approval processes. We also work closely with consultants experienced in drug development and regulatory requirements.  Our scientific research team, located in Knoxville, Tennessee includes specialists in molecular biology, non–linear laser physics, interventional radiology, spectroscopy, bioengineering and photochemistry.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                We have not generated revenues from the sale of any proposed therapeutic or diagnostic products or other operations.  For the nine months ended September 30, 2001, our investment income decreased to $102,626 from $338,186 in the nine months ended September 30, 2000.  The decrease in investment income resulted primarily from lower average balances of securities in our investment portfolio.  We expect our investment income to fluctuate both as our capital decreases or increases and as the rates of interest earned by our portfolio vary due to shifts in short term interest rates.  Our investment portfolio is composed primarily of United States Government obligations.

                Research and development costs for the nine-month period ended September 30, 2001, decreased 32 percent to $2,301,793 from $3,362,718 for the comparable nine-month period ended September 30, 2000.   The reduction was due principally to lower expense levels following the closing of our Westborough, MA facility, including a one-time credit in 2000 of $810,000 to Sentigen, our joint venture with Elan, partially offset by clinical trial expenses and other costs incurred as our products undergo human clinical testing.

                General and administrative expenses declined 29 percent to $2,695,167 in the nine month period ended September 30, 2001 from $3,784,016 in the comparable 2000 period.  The decline is primarily attributable to the reduction in the amortization of the cost of certain warrants that had been granted to a consultant as well as lower legal expenses partially offset by additional salary costs of senior executive staff and associated costs of our New Hope, PA office.

                Photogen’s share of losses associated with its joint venture with a division of Elan increased to $1,514,080 in the nine-month 2001 period from $673,096 in the prior year period.  These losses are due to expenditures made by the partners in the development of N1177 and amortization, in the 2001 period, of patents acquired by the joint venture at its inception.

                During the nine months ended September 30, 2001, we spent approximately $45,938 for leasehold improvements and office equipment.  During the next twelve months we expect such capital expenditures to be less than $100,000.  In 2001, we determined that certain equipment we were leasing would no longer be useful in our research.  Accordingly, at September 30, 2001, we have recorded an accrual of $602,425 representing future lease payments less any costs that we believe can be recovered from third parties for use of the equipment.

                We recorded dividends on preferred stock of $2,243,832 in the nine-months of 2001 compared to $1,757,391 for the comparable period in 2000.  This increase is due to the impact of dividends, including the impact of certain beneficial conversion provisions, payable under Series B Preferred Stock originally issued in February 2000.  Under the applicable Certificate of Designations the holder of Series A Preferred is entitled to a mandatory payment–in–kind dividend equal to 7% (i.e., 0.07 additional shares of Series A Preferred) which is cumulative, compounds on a semi–annual basis and is payable twice a year.  Similarly, under the applicable Certificate of Designation the holders of Series B Preferred are entitled to a payment–in–kind dividend equal to 6% (i.e., 0.06 additional shares of Series B Preferred), which is cumulative and payable annually commencing in January 2001.

                As a result of the above factors, our net loss attributable to common shareholders for the nine months ended September 30, 2001, decreased to $9,348,316, or $0.25 per share from $9,441,035, or $0.25 per share for the nine months ended September 30, 2000.

LIQUIDITY; CAPITAL RESOURCES

                We have used, and expect to use, the capital available in our investment portfolio as well as proceeds and potential proceeds from any sales of debt or equity securities including sales of common stock under the registration statement declared effective in February, 2001 for up to $40 million of common stock, for general corporate purposes, including activities related to preparing for and conducting clinical trials, purchase and preparation of clinical material, conduct of preclinical studies, administrative expenses to support our research and development activities, capital expenditures and to meet other working capital needs.  We expect to evaluate from time to time the acquisition or license of businesses, technologies or products for which a portion of this capital may be used; however we have no present plan or commitments for any acquisition or license.  We expect our use of capital to increase as we move toward initiating Phase 2 clinical trials.

                We have a $4.8 million credit facility from Elan to fund a portion of the operations of the Sentigen joint venture.  In the third quarter of 2001, we drew $1,967,785 under this line of credit to fund our capital obligations to Sentigen, a portion of which was in turn used by Sentigen to reimburse us for expenses we had incurred on behalf of the joint venture.  Our current and any future borrowings under this facility bear interest at 8% per annum, and are either repayable in 2005 or convertible, at Elan's election, into our common stock at a conversion price of $18.15 per share.

On September 22, 2000, we filed a shelf registration statement with the SEC to enable us to issue up to $40 million of our common stock.  This shelf registration was declared effective by the SEC in February 2001 and will permit us to issue common stock from time to time at our option.  Through September 30, 2001, we sold 695,486 shares of common stock pursuant to this registration statement to institutional investors at prices ranging from approximately $4.89 to $1.12 for cash proceeds, net of related expenses of $1,068,723.

                As of September 30, 2001 we had U.S. Treasury notes available for sale, cash and interest receivable totaling approximately $2,627,046.  Maturity dates of these securities range from October 1, 2001 to November 30, 2001.  Yields range from 2.0% to 5.625%.  At the current rate of spending, we will exhaust these particular resources by approximately January 2002.  We have access to additional capital through borrowing funds from our credit line with Elan for development costs of N1177.  In addition, at our option, the remaining capacity in our registration statement gives us the ability to sell from time to time up to approximately $39 million of additional common stock.  We are seeking to raise additional equity financing required to fund the continued development of our technologies.  If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. We continue aggressively to seek additional capital; however there can be no assurance that our financing efforts will be successful.  See "Risk Factors -- We must raise additional financing in the future and our inability to do so could prevent us from implementing our business development plan," below.

PLAN OF OPERATION

            During the foreseeable future, we will focus our efforts on conducting human clinical studies on selected indications, acquiring quantities of clinical grade drug formulations of our proposed products, completing preclinical studies and preparing required filings to the FDA and foreign regulatory bodies.  We intend to devote a significant majority of our financial and other resources to preparing for and conducting clinical trials of PH-10 for the treatment of psoriasis and actinic keratosis and the treatment of focal tumors (a tumor that is confined to a specific area of the body), and continuing the clinical development of N1177 for both cardiovascular imaging and lymphography applications.  We expect to complete Phase 1 human clinical studies on PH-10, both as a topical treatment for psoriasis and actinic keratosis.  If pre-clinical studies of PH-10 to treat solid tumors demonstrate positive results and we obtain necessary regulatory approvals, we plan to commence a Phase 1 clinical trial to treat certain cancers in the coming months.  Similarly, if pre-clinical studies of N1177 as a cardiovascular imaging agent are successful, we expect to commence a Phase 1 clinical trial for that use in 2002.  We also plan to begin Phase 2 clinical trials of N1177 in 2002 in lymphography.

            As we progress further into human clinical trials, our use of capital will increase.  We expect to continue to incur increasing losses for at least the next several years as we intensify research and development, preclinical and clinical testing and associated regulatory approval activities and engage in or provide for the manufacture and/or sale of any products that we may develop.  Greater capital resources would enable us to quicken and expand our research and development activities, and our failure to raise additional capital will (absent a suitable collaborative agreement providing for a third party to take over or finance the development of these programs) significantly impair our ability to conduct further research and development activities beyond those currently contracted for and our ability to seek regulatory approval for any possible product resulting from that research.  In any event, complete development and commercialization of our technology will require substantial additional funds.  See "Risk Factors -- We must raise additional financing in the future and our inability to do so could prevent us from implementing our business development plan," below.  Accordingly, we are continuously evaluating capital formation activities and opportunities, either as part of collaborative arrangements with third parties or through other offerings of equity or debt.

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

The following are some of the key risk factors that may affect our future results:

WE ARE A DEVELOPMENT STAGE COMPANY, WE HAVE CONDUCTED ONLY LIMITED STUDIES ON OUR PRODUCTS IN DEVELOPMENT AND WE DO NOT HAVE ANY REVENUES FROM SALES.

Our company and our technologies are in early stages of development.  We began our business as a biopharmaceutical company in 1997.  We have not generated revenues from sales or operations, and we do not expect to generate sufficient revenues to enable us to be profitable for at least several years.

Our proposed technologies and products generally must complete preclinical tests in animals and three phases of tests (also called clinical trials) in humans before we can market them for use.  Use of our technology has been limited primarily to laboratory experiments, animal testing or human pilot studies and only one compound has completed Phase 1 clinical trials.  We have therefore not yet conducted substantive studies on the effectiveness of our compounds on human subjects.  The drug products we currently contemplate developing will require costly and time-consuming research and development, preclinical and clinical testing and regulatory approval before they can be commercially sold.  We may not be able to develop our technology into marketable products or develop our technology so it is effective for diagnosis or treatment of human diseases.  As a result of changing economic considerations, market, clinical or regulatory conditions, or clinical trial results, we may shift our focus or determine not to continue one or more of the projects we are currently pursuing.

WE HAVE A HISTORY OF LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE OR PAY CASH DIVIDENDS.

We have incurred losses since the beginning of our operations.  As of September 30, 2001, we have incurred cumulative losses of approximately $26,474,781.  We expect our losses to increase in the future as our financial resources are used for research and development, preclinical and clinical testing, regulatory activities, manufacturing, marketing and other related expenses.  We may not be able to achieve or maintain profitability in the future.  We have never declared or paid any cash dividends to stockholders, and do not expect to do so in the foreseeable future.

WE MUST RAISE ADDITIONAL FINANCING IN THE FUTURE AND OUR INABILITY TO DO SO COULD PREVENT US FROM IMPLEMENTING OUR BUSINESS DEVELOPMENT PLAN.

We believe that through the use of our cash, U.S. Treasury notes, line of credit and anticipated sales of our common stock, we will have sufficient cash resources for our current commitments through the next six months (depending on the pace of our spending for preclinical and clinical testing and other commitments, which, to an extent, we can adjust to preserve cash).  We will need substantial additional financing for our research, clinical testing, product development and marketing programs.  We cannot accurately estimate the amount of additional financing required; however, the amount could be an additional $50 million or more over the next several years.  Depending on market conditions, we will attempt to raise additional capital through stock and debt offerings, collaborative relationships and other available sources.  Additional funds may not be available on acceptable terms, if at all, and existing stockholders may be diluted as a result of those offerings.  The pricing of our common stock in sales made pursuant to our shelf registration will also result in an increase in the number of shares of common stock issuable upon conversion of Series A and Series B preferred stock in accordance with the anti-dilution provisions in the respective Certificates of Designation for those series.

OUR PROPOSED PRODUCTS ARE SUBJECT TO EXTENSIVE TESTING AND GOVERNMENT APPROVAL, AND WE MAY NOT OBTAIN THE APPROVALS NECESSARY TO SELL OUR PROPOSED PRODUCTS.

None of our proposed drug and device products has received the Food and Drug Administration's approval.  An extensive series of clinical trials and other associated requirements must be completed before our proposed products can be approved and sold in the United States or other countries.  Requirements for FDA approval of a product include preclinical and clinical testing for effective use and safety in animals and humans, and that testing can be extremely costly. The time frame necessary to perform these tasks for any individual product is long and uncertain, and we may encounter problems or delays that we cannot predict at this time.  Even if testing is successful, our proposed products may not demonstrate sufficient effectiveness or safety to warrant approval by the FDA or other regulatory authorities.  Any regulatory approval may not cover the clinical symptoms or indications that we may seek.  Marketing our products in other countries will require seeking and obtaining regulatory approvals comparable to those required in the United States.

IF WE DO NOT OBTAIN AND MAINTAIN PATENT OR OTHER PROTECTION OF OUR CORE TECHNOLOGIES (NAMELY PH-10, N1177 AND OUR OTHER LYMPHOGRAPHY MATERIALS AND METHODS, N1177 FOR CARDIOVASCULAR IMAGING AND OUR LASER TECHNOLOGIES), WE MAY HAVE DIFFICULTY COMMERCIALIZING PRODUCTS USING THESE TECHNOLOGIES.

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

•

Various countries limit the subject matter that can be patented and limit the ability of a patent owner to enforce patents in the medical field.  This may limit our ability to obtain or utilize those patents internationally.

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

                        We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that these rights are covered by valid and enforceable patents or effectively maintained as trade secrets.  We own six patents in the U.S., and ten other patents in foreign countries including Taiwan, Australia, Singapore, Japan and New Zealand. We have filed patent applications under the Patent Cooperation Treaty covering a number of foreign countries.  These patents and the patent applications relate to laser and ionizing radiation technology, photoactive agents and methods, methods for enhanced cell production and methods for performing lymphography and cardiovascular imaging. We are also the exclusive licensee to a group of patented proprietary compounds known as nanoparticulates from Massachusetts General Hospital and Nycomed Imaging AS.

The patent position of biopharmaceutical companies involves complex legal and factual questions, and therefore we cannot assure the enforceability of these patents. Litigation over patents and other intellectual property rights occurs frequently in our industry, and there is a risk that we may not prevail in disputes over the ownership of intellectual property.  Further, interference may occur over the rights to certain inventions, and there is a risk that we may not prevail in an interference.  Those disputes can be expensive and time consuming, even if we prevail.  Intellectual property disputes are often settled through licensing arrangements that could be costly to us.  In any intellectual property litigation, it is possible that licenses necessary to settle the dispute would not be available, or that we would not be able to redesign our technologies to avoid any claimed infringement.

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

We are also dependent on third parties for the manufacture of supplies of our products and for the supply of lasers and radiotherapy devices and similar hardware in physicians’ offices and hospitals.  We have several research and supply agreements with third parties.  However, we may not be able to negotiate other acceptable collaborative and supply arrangements in the future.

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

Our success will depend, in part, on the extent to which health insurers, managed care entities and similar organizations provide coverage or reimbursement for using the medical procedures and devices we plan to develop.  These third-party payers are increasingly challenging the price of medical procedures and services and establishing guidelines that may limit physicians' selections of innovative products and procedures.  We also cannot predict the effect of any current or future legislation or regulations relating to third-party coverage or reimbursement on our business.  We may not be able to achieve market acceptance of our proposed products or maintain price levels sufficient to achieve or maintain any profits on our proposed products if adequate reimbursement coverage is not available.

THE CURRENT BOARD OF DIRECTORS CONTROLS PHOTOGEN, WHICH MAY MAKE IT DIFFICULT FOR STOCKHOLDERS WHO ARE NOT IN THAT GROUP TO INFLUENCE MANAGEMENT.

A small group of our officers, directors and others control approximately 72% of our outstanding common stock.  Several of our principal stockholders are also parties to a Voting Agreement concerning the election of certain designees to the Board of Directors of Photogen Technologies, Inc. and Photogen, Inc. The Voting Agreement requires these stockholders to vote their shares for the election of the current Board of Directors or, in the case of a vacancy, for the person nominated by a majority of the remaining Directors.   This concentration of ownership and control may delay or prevent a change in control of Photogen, and may also result in a small supply of shares available for purchase in the public securities markets.  These factors may affect the market and the market price for our common stock in ways that do not reflect the intrinsic value of the stock.

THE PRICE AND TRADING VOLUME OF OUR COMMON STOCK FLUCTUATES SIGNIFICANTLY, WHICH MAY MAKE IT DIFFICULT FOR US OR A STOCKHOLDER TO SELL OUR COMMON STOCK AT A SUITABLE PRICE AND MAY CAUSE DILUTION FOR EXISTING STOCKHOLDERS WHEN WE ISSUE ADDITIONAL SHARES.

During the period from July 1, 2001 through September 30, 2001 our closing stock price ranged from $1.22 to $2.10 per share.  Daily trading volume ranged from 0 (zero) shares to 77,898 shares during that period.

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

                As of September 30, 2001 we had 39,381,072 shares of common stock, convertible debt and preferred stock convertible into common stock outstanding.  Approximately 9,773,049 shares were eligible for sale in the public market free of restrictions under the Securities Act of 1933, as amended, including restrictions under Rule 144.  Approximately 7,221,662 shares are eligible for sale under Rule 144.  Approximately 3,156,462 shares are currently subject to agreements requiring us to permit the holders of the shares, under certain circumstances, to join a public offering of our stock or to demand that we register their shares.  Our obligation to register 1,896,462 of the shares subject to those agreements terminates when they become freely tradable under Rule 144 (those shares are included in the total number of shares eligible for sale under Rule 144).  On May 9, 2001 our five founders entered into a lock-up agreement prohibiting them, without the Company’s approval, from selling in the public markets 20,558,435 shares until May 9, 2004 (except for limited sales by each of them of between 42,000 and 78,000 shares each year at prices above $5.00 per share).

As of September 30, 2001 we had reserved 11,291,272 shares of common stock for future issuance upon grants of options, or exercise or conversion of outstanding options and warrants and convertible securities and notes.  If these options and warrants are all issued and exercised, investors may experience significant dilution in the book value and earnings per share of their common stock.

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
9.1

Amended and Restated Voting Agreement entered into as of the 4th day of September, 2001, by and among Eric A. Wachter, Ph.D., Craig Dees, Ph.D., Walter G. Fisher, Ph.D., Tim Scott, Ph.D., John Smolik, Robert J. Weinstein, M.D., and Theodore Tannebaum, and joined into by Photogen Technologies, Inc. as stockholder of Photogen, Inc.

                (b)           Reports on Form 8-K.

                                We did not file any reports on Form 8-K during the three-month period ended September 30, 2001.

Signatures

                In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001	Photogen Technologies, Inc.

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
*9.1

Amended and Restated Voting Agreement entered into as of the 4th day of September, 2001, by and among Eric A. Wachter, Ph.D., Craig Dees, Ph.D., Walter G. Fisher, Ph.D., Tim Scott, Ph.D., John Smolik, Robert J. Weinstein, M.D., and Theodore Tannebaum, and joined into by Photogen Technologies, Inc. as stockholder of Photogen, Inc.

+ Incorporated by reference from the filing indicated.

* Filed herewith.