Form 10-K
period 2001-12-31
PHOTOGEN TECHNOLOGIES INC
filed 2002-04-16
CIK 761237

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2001
              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  /X/     No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The approximate aggregate market value of voting and non-voting common stock held by non-affiliates computed as of March 15, 2002, based upon the last sale price of the common stock reported on the Nasdaq SmallCap Market was approximately $5,180,200. For purposes of this calculation only, the registrant has assumed that its directors and executive officers, and any person known to the issuer to hold 10% or more of the outstanding common stock, are affiliates.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 2002: 38,842,298.

Documents Incorporated By Reference: Portions of the registrant's definitive proxy statement for its 2002 annual meeting of stockholders are incorporated by reference into Part III.

         Photogen Technologies, Inc., its wholly-owned subsidiary Photogen, Inc., and its 80.1% owned affiliate Sentigen Ltd., are collectively referred to as "Photogen," the "company," "we," or "us." Portions of the discussion in this Form 10-K contain forward-looking statements and are subject to the Risk Factors described below in Item 1.

                                     PART I.

ITEM 1. BUSINESS.

INTRODUCTION

         We are an emerging, development-stage biopharmaceutical company focused on developing a novel contrast agent with potential applications (1) as a blood pool agent to diagnose diseased tissue in the cardiovascular system and other organs and (2) to diagnose cancer metastasizing into the lymphatic system. We also have in development certain minimally invasive products for the treatment of psoriasis and other topical diseases and cancer and certain laser device technology.

         During the past eighteen months, we have taken several actions to refocus our efforts on the development of products with significant medical and commercial potential. These actions included:

o        revamping our clinical development group,

o advancing PH-10, our photodynamic therapy drug, into human clinical studies as a treatment for psoriasis and actinic keratosis, and

o together with our joint venture partner, Elan Corporation, converting the manufacture of our imaging product to a scalable commercial process meeting manufacturing requirements of the FDA and thus enabling the product, N1177, with FDA approval, to advance into Phase 2 clinical studies in lymphography.

         As part of the process of reconstituting Photogen to be a company focused on product development, during 2001 we conducted and, in December, announced the results of research on our contrast agent indicating its potential as a potential significant new cardiovascular imaging agent. The new cardiovascular imaging applications of this product are referred to as PH-50, are subject to patent applications we have filed and have not been licensed to any other party. According to Frost & Sullivan consulting firm, the worldwide market for contrast agents is estimated to be $3.4 billion, most of which are utilized with computed tomography (CT) machines in various applications and approximately half of which is in the U.S. PH-50, if approved by the FDA, has the potential to take a share of this existing market and, in addition, to be utilized in several additional markets. The medical need and economic potential of this product is of such significance that we determined to focus substantially all of our development efforts in this area and to license, partner or otherwise co-develop our PH-10 and other therapeutic products to or with other companies for further development and commercialization. One possible transaction may involve transferring this therapeutic technology to certain of our founders in exchange for all of their common stock. See "Recent Developments" below.

         Our lead compound, which we call PH-50 for cardiovascular imaging applications and N1177 for lymphography, is a contrast agent that is not penetrated by x-rays (called "radiopaque"). When injected systemically into the circulatory system (i.e., the blood stream), it remains within the system, mixing with the blood and flowing throughout the system. As the compound is radiopaque, a physician using a device such as computed tomography (CT) machine along with the contrast agent can create an image of the desired area. When administered subcutaneously (i.e., beneath the skin) in the vicinity of a tumor, the compound can be used to locate lymph nodes and diagnose the presence or absence of cancer metastases.

         Our product development portfolio also includes compounds, notably PH-10, that react with energy to destroy diseased cells, remove tissue or identify and diagnose disease. Compounds that react with light energy are called "photoactive agents," those that react with ionizing radiation (which we generically refer to as X-rays) are called "radiosensitizers." We have also discovered and are conducting research on new methods and apparatus for using energy from lasers, X-rays or other sources to activate energy-sensitive compounds within tissue to produce a range of beneficial therapeutic and diagnostic outcomes.

         We are pursuing development of products in three areas:

o IMAGING (our core area) - We are the exclusive licensee to a group of proprietary materials, the lead compound of which is a contrast agent named N1177 (for the field of lymphography) or PH-50 (when referring to cardiovascular and all other indications). The product designations PH-50 and N1177 refer to the same chemical entity. We established the two names to distinguish commercialization rights between cardiovascular imaging (and all other indications) to which we retain rights, and the field of lymphography, which we licensed to our joint venture (Sentigen, Ltd.) with affiliates of Elan Corporation. These materials are very small particles designed to travel through the circulatory or lymphatic system (depending on how they are administered) and are called "nanoparticulates." There are numerous potential applications for a contrast agent used in imaging parts or all of the cardiovascular system as well as other organs. For example, evaluating the heart and its arteries by using devices such as CT machines along with a contrast agent to create an image of the structure is a procedure called angiography. Studies of the blood flow through certain organs, such as the liver or kidney, are called perfusion studies. Evaluating lymph nodes (to precisely locate and diagnose the spread of cancer (micro-metastases)) and the lymph system by using devices that create an image of the lymph nodes is called lymphography.

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

         We have no approved therapeutic or diagnostic products or operating revenues at this time. Our business model for developing, producing and selling our proposed products accounts for the high capital needs and long development times inherent in new drug development and the existing resources available for both manufacturing and product distribution. During each of the last three fiscal years, we spent approximately $2,889,215, $4,308,313 and $3,347,778, respectively, on research and development activities. Our goal is to leverage our cash, technology and human resources in a manner that accelerates product development and sales revenues, and minimizes equity dilution.

         We have 13 employees. A majority of our employees hold Ph.D.'s or other advanced degrees. Our senior executive and clinical development team is based at our corporate headquarters in New Hope, Pennsylvania, a suburb of Philadelphia. We have personnel with expertise in clinical development, clinical trial design and regulatory approval processes. We also work closely with consultants experienced in drug development and regulatory requirements. Our scientific research team is located in Knoxville, Tennessee. This team of scientists includes specialists in molecular biology, non-linear laser physics, interventional radiology, spectroscopy, bioengineering and photochemistry.

         Photogen Technologies, Inc. is a Nevada corporation that is the successor by merger to Bemax Corporation, a California corporation incorporated in 1984 to develop and market dot matrix computer printer products. In March 1995, Bemax completed a merger with its wholly owned Nevada subsidiary named M T Financial Group, Inc. (organized in 1994). M T Financial was the surviving corporation and Bemax Corporation thereby changed its state of incorporation from California to Nevada. On May 16, 1997, M T Financial, through its wholly-owned subsidiary, effected a reverse merger with Photogen, Inc. (successor to Photogen, L.L.C.) and changed its name to Photogen Technologies, Inc. Photogen, L.L.C. was organized September 10, 1996 to develop proprietary laser-based technologies related to photodynamic therapy. Photogen, Inc. is now a wholly owned subsidiary of Photogen Technologies, Inc.

RECENT DEVELOPMENTS

         The conduct of development programs for therapeutics and diagnostic imaging products are significantly different and require substantial amounts of capital and diverse management resources. We have been in discussions with Drs. Dees, Fisher, Scott and Wachter and Mr. Smolik, founders of Photogen, L.L.C., about the possibility of transferring to an entity they control certain of our therapeutic technologies (primarily PH-10 and laser technologies) in exchange for all Photogen stock beneficially owned by them (approximately 20,548,435 shares of common stock). We have not progressed beyond preliminary discussions concerning the possible transaction at this time. The consummation of such a transaction would depend upon the resolution of numerous contingencies, including negotiating a structure for the transaction, resolution of any potential tax and accounting issues, execution of definitive agreements, receipt of appropriate fairness and other opinions, and board and stockholder approval. There can be no assurance that such a transaction can ultimately be consummated.

         On March 25, 2002, we entered into an agreement with AmeriCal Securities, Inc. ("AmeriCal"). Under the agreement, AmeriCal will act as our exclusive agent to assist us in the acceleration of the development of PH-50 diagnostics and therapeutics.

         On April 8, 2002, we entered into a credit facility that will provide us with a $2,500,000 revolving line of credit, bearing interest at 4.65%, for a period of five years. The loan is secured by a lien on all of our assets. The lender is an entity which our director, Robert J. Weinstein, M.D., may be deemed to control.

CORE TECHNOLOGY

IMAGING

         In 1999, we entered into an exclusive license for a group of proprietary materials, the lead compound of which was being developed for the field of lymphography. We call this product N1177 (for use in the field of lymphography) or PH-50 (when referring to all other indications). The product designations PH-50 and N1177 refer to the same chemical entity. Our lead compound has completed Phase 1 clinical trials as a contrast agent administered beneath the skin for lymphography. In 2002, we expect to commence Phase 2 clinical studies in lymphography and Phase 1/2 studies for certain cardiovascular imaging indications. These materials are covered by patents and patent applications filed in the U.S. and elsewhere. As part of the initial acquisition of this product we also acquired patented methods for performing minimally invasive lymphography using X-ray, CT or magnetic resonance imaging ("MRI").

CARDIAC AND VASCULAR IMAGING

         Ischemic heart disease is the leading cause of death in the U.S., accounting for one of every five deaths according to 1998 statistics of the National Heart, Lung, and Blood Institute. The American Heart Association (www.americanheart.org) estimates that approximately 1.1 million Americans suffer a myocardial infarction (MI) annually, and over 40 percent will not survive the event. Atherosclerotic coronary artery disease (CAD) is the underlying cause of most ischemic cardiac events and can result in myocardial infarction, congestive heart failure, cardiac arrhythmias, and sudden cardiac death. Clinically significant CAD is uncommon in men under 40 and pre-menopausal women, but risk increases with advancing age and in the presence of risk factors such as smoking, hypertension, diabetes, high cholesterol, and family history of heart disease. Although mortality from heart disease has declined steadily over the past three decades in the U.S., the total burden of coronary disease is predicted to increase substantially over the next 30 years due to the increasing size of the elderly population. According to the American Heart Association, the cost of medical care and lost economic productivity due to heart disease in the U.S. was estimated to exceed $214 billion.

         Angina is the most common presenting symptom of myocardial ischemia and underlying CAD, but in many persons the first evidence of CAD may be myocardial infarction or sudden death. It has been estimated that 1-2 million middle-aged men have asymptomatic but physiologically significant coronary disease, also referred to as silent myocardial ischemia.

GENERAL VASCULAR IMAGING USE FOR PH-50

         Imaging of vascular beds in the coronary arteries and other vascular areas is important for the diagnosis of localized and generalized diseases. To that end, contrast media have been used for a long time to enhance the imaging of these areas in the human body. Current imaging techniques for the visualization of vascular beds are coronary angiography, and angiography in other vascular areas (kidney, brain, liver etc.).

         In animal experiments, our investigators have shown that PH-50 can be used as an effective imaging agent to visualize cardiac structures after a single, low-dose intravenous injection/infusion. The methodology is currently being refined but holds great promise over existing contrast media. We are working with experienced researchers at Stanford University and Memorial Sloan Kettering Cancer Center to refine the use of the product in this indication and prepare for human clinical evaluation in the near future.

CARDIOVASCULAR IMAGING DEVELOPMENT PROGRAM

         We have recently concluded pre-clinical studies of PH-50 for potentially significant new applications in cardiovascular imaging and have filed for additional patent protection of the use of the compound for vascular and organ imaging applications. We plan to develop PH-50 as a blood pool contrast agent for several indications. Based on considerable existing preclinical studies and human clinical experience, we believe that we can commence further clinical studies in the near future. Our initial development strategy would be to evaluate PH-50 in Phase 1/2 studies for cardiovascular and blood pool imaging using advanced computed tomography and PH-50 as a contrast agent. As part of the original acquisition and our further research, we have a substantial body of safety information in both animals and humans. Pre-clinical toxicology and pharmacology data for PH-50/N1177 includes testing in multiple animal models including studies in several models utilizing intravenous administration, the route of administration to be utilized in the cardiovascular indications. In addition, the product has been tested for lymphography, through subcutaneous administration in 122 patients.

         We have an open investigational new drug application (IND) with the FDA for the product in the lymphography indication. We intend to file an amendment to this application for the intravenous administration of PH-50 for use as a blood pool agent. Scaled-up manufacturing of PH-50 is currently being performed for us by Elan through its Nanosystems group. Over the past two years, considerable work has been undertaken by Nanosystems to manufacture PH-50 in compliance with the FDA's cGMP ("current Good Manufacturing Practices") regulations and in a scalable process sufficient to support commercial quantities. Material is currently being manufactured in cGMP conditions in anticipation of conducting human clinical studies for certain cardiovascular imaging indications.

LYMPHOGRAPHY

         Lymphography is a procedure used to determine if a patient's cancer has spread to the lymph nodes. The presence or absence of cancer in the sentinel lymph node (the first lymph node to receive lymphatic drainage from a tumor) is an important indication of whether the disease has spread from the original tumor and the seriousness of the disease. It also provides oncologists with critical information to help determine the stage of the disease and the appropriate course of treatment. Current lymphography procedures are costly due to the time it takes to locate the sentinel node and have the pathologist analyze a sample. If the node contains cancer, then surgical removal of all the regional lymph nodes may be performed.

         It is generally accepted that breast cancer and melanoma are spread by way of the lymph system. Similarly, cancers of the lung, prostate and many other cancers spread through the local lymph system. Clinical studies have demonstrated that patients with cervical cancer have an increased survival rate if lymph nodes with cancerous tissue are removed. Effective and successful treatment of these cancers is aided by an early assessment of the presence or absence of disease (micro-metastases) in the lymph nodes.

         Patients believed to have cancer are currently subjected to injections of blue dye or radioactive particles that track the materials to the general area of the sentinel node. In some of these diseases, the location of the sentinel node is difficult to access. In the case of breast cancer, oncologists may remove 15-30 underarm lymph nodes for biopsy. Additional treatment will be required if cancer is discovered. Approximately 80% of the patients diagnosed with breast cancer or melanoma who undergo these painful procedures are found to have no sign of disease in their nodes.

         We are developing an advanced lymphography technology through a joint venture with affiliates of Elan Corporation, plc. Our goal is to demonstrate that the use of N1177 will enable physicians to precisely locate sentinel nodes following injection of the material in the vicinity of the tumor and then taking an image (picture) using a computed tomography device. The particular properties of N1177 enable it to travel through the lymph system to the lymph nodes most likely to be affected if the cancer has spread. As N1177 is radiopaque, it is seen on a CT scan as white spots. The difference in contrast created by the presence or absence of the imaging agent serves as the basis to determine the presence or absence of disease. We expect that N1177 would remain in the node to allow for an effective imaging procedure with a good safety profile and acceptable clearance times. In most cases, we expect that the image may provide enough information to determine the position of nodes and the presence of cancer. A further benefit of these minimally invasive procedures is that they could be used multiple times and therefore provide a means to monitor the results of cancer treatment and detect recurrence.

         Phase 1 clinical studies of N1177 have been completed. In these studies, the safety of N1177 was evaluated in a total of 122 patients. N1177 was administered subcutaneously, imaging the lymph nodes was performed, and safety assessment of the patients was evaluated. No adverse events were recorded.

         We plan to commence Phase 2 clinical studies for detection of cancer metastasis in lymph nodes in patients with cervical cancer in 2002. In this patient population, studies document an increase in survival when lymph nodes containing cancer are removed. Tumor identification by CT imaging will be correlated to the results of biopsy results from patients undergoing surgery to demonstrate effectiveness in locating nodes and identifying those with cancer in them.

         Elan is manufacturing N1177. The nanoparticulate material is currently being made in compliance with FDA good manufacturing practices regulations for use in additional clinical studies.

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

OTHER PRODUCTS

PHOTODYNAMIC THERAPY

         We have identified a promising compound, PH-10, that offers a wide variety of potential uses. We discovered that PH-10 selectively accumulates in diseased tissue (such as tumors) for many days, whereas PH-10 in normal tissue clears rapidly from the body. When activated with low-dosage X-ray, or with green light, PH-10 reacts to effectively destroy those diseased cells. Our preclinical studies to date lead us to believe that PH-10, when combined with particular light or radiation sources, has the potential to treat a variety of cancers and certain dermatological conditions. PH-10 has a long history of safe use as an FDA approved compound for other medical applications. This prior human experience with PH-10 gives us confidence that the risk of the drug being unsafe is small.

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

         PH-10, when used with green light, may be effective in the treatment of topical diseases on the skin. Green light is strongly absorbed by skin and thus only penetrates the body to a depth of 3-5 millimeters. This feature is especially important and useful for surface applications where serious damage can result from deeper treatment. We are exploring this capability for treatment of psoriasis and other surface conditions such as actinic keratosis. We have patents and patent applications for the use of PH-10 in combination with visible light and with ionizing radiation to treat and diagnose diseased tissue.

         PSORIASIS - Our initial focus in dermatology is to treat psoriasis. Psoriasis is a common chronic disorder of the skin characterized by dry scaling patches, for which current treatments are few and those that are available have potentially serious side effects. According to the National Psoriasis Foundation, of the approximately seven million people in the United States who suffer from psoriasis (there are estimated to be between 150,000 and 260,000 new psoriasis cases diagnosed each year in the United States), more than 65% are treated with topical steroids that can have unpleasant side effects. None of the other treatments for moderate cases of psoriasis have proven completely effective, and there is no known cure for the disease at this time. The 25-30% of patients who suffer from more severe cases are candidates for PUVA (Psoralen with ultraviolet A light) and more intensive drug therapies. While PUVA treatment is one of the more effective treatments, it increases a patient's risk of skin cancer.

         PH-10 clears rapidly from the body and is photobleached during the treatment process. All other PDT agents known to us have longer residence times (i.e., half life) in the body and are present in all tissues resulting in sensitivities to sunlight. Furthermore, PH-10 applied to normal tissue and activated with light does not damage the normal tissue. The result of the rapid clearance, selective application, and bleaching results in patients not having the light sensitivities that are experienced with other agents.

         We have sponsored a human pilot study in Denmark to study the safety of activating PH-10 with green light (delivered by a laser) to treat psoriasis. In this study, PH-10 was applied topically to the psoriatic plaque and illuminated with green light. The results of this study demonstrated up to a 58% reduction in psoriatic plaque thickness following a single treatment session, a result that was maintained for the course of the study. Plaque reduction is a precursor to other clinical improvements such as lessening of redness and reduction of scaling.

         In April 2001, we commenced a U.S. Phase 1 clinical study of PH-10 as a treatment for psoriasis. The study is evaluating the safety of three different doses of PH-10 in separate patient groups. Patients in the study each received a single dose of PH-10 followed by administration of green light on psoriatic plaques. The patient's visit to the doctor's office was generally less than one hour. While more than one treatment session will likely be required to achieve optimal remission, significantly fewer visits are expected for the initial treatment regimen as well as the ongoing maintenance visits than is the case for competing treatment regimens. Patient accrual was completed in the fourth quarter of 2001, and results of the study are being compiled.

         ACTINIC KERATOSIS - Actinic keratosis (also called solar keratosis or senile keratosis) is the most common pre-cancerous skin lesion among fair-skinned people. It is a skin disease of rough, scaly patches caused by excessive exposure to the sun. It afflicts over five million people in the U.S. It is estimated that in 10 to 20 percent of patients this disease will progress to squamous cell cancer, the second leading cause of death due to skin cancer.

         Early stages of this disease have proven responsive to photodynamic therapy. We are researching the use of PH-10 with green light activation to treat early and advanced stages of the disease. We commenced a Phase 1 clinical study of this therapy in late summer 2001 and have completed patient accrual. The study protocol is similar to that of the psoriasis study. The safety data and efficacy data generated so far, while preliminary and anecdotal, are encouraging.

RESEARCH PIPELINE

         In addition to the programs described above we are conducting research for the following potential applications of our technology:

         CANCER RADIATION THERAPY - When PH-10 is used with ionizing radiation (such as X-rays or gamma rays) it enhances the killing effect of the radiation, allowing the destruction of cancerous tissue deep within the body (using markedly lower levels of radiation energy than required in conventional therapy). Treatment at these reduced radiation dosages means that the results of the interaction between energy and PH-10, which in this case is cell destruction, will tend to be limited to the diseased tissue with less damage to the healthy tissue. This feature alone holds the potential to significantly improve current methods and apparatus for radiation therapy.

         MULTI-PHOTON EXCITATION - We have developed a method of activating photosensitive drugs and other compounds using an ultra fast, pulsed laser based on our proprietary simultaneous two-photon and multi-photon excitation technologies. (We refer to simultaneous two-photon and multi-photon excitation collectively as "multi-photon excitation" to distinguish them from traditional single-photon activation as used to activate PH-10.) Our multi-photon excitation technologies are covered by four issued U.S. patents (three for therapy and another for diagnostics) and are subject to additional pending patent applications in the U.S. and other foreign jurisdictions. This technology provides us with the following capabilities:

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

o Delivery of large amounts of energy while minimizing damaging effects to healthy tissue.

         SQUAMOUS AND BASAL CELL CARCINOMA - According to the American Cancer Society, more than one million new cases of squamous and basal cell carcinoma--common surface cancers that appear on the skin, lips, inside the mouth, throat or esophagus--are expected to be diagnosed in 2001 and their occurrence is increasing in the fair-skinned population of the United States, Europe and Australia. We are currently researching use of PH-10 combined with green light activation for potential treatment of these cancers.

         BARRETT'S ESOPHAGUS - Barrett's esophagus is a pre-cancerous condition in which the lining of the esophagus changes tissue type as a result of long-standing acid reflux. It has been estimated that there is a 10% chance that the Barrett's tissue will advance to esophageal cancer if not properly treated. We are researching whether PH-10, when topically applied to esophageal tissue and treated with the proper light source, could selectively target and treat diseased tissue. The research may lead to a new treatment that is less expensive and safer than current methods of treating Barrett's esophagus.

         HAIR REMOVAL - We are investigating the application of our multi-photon excitation technology to remove blond and red hair, using a melanin precursor present in the hair follicle as the photoactive agent to destroy the hair follicle. Our approach, if successful, may yield an improvement over current hair removal technologies by removing light colored hair and by removing hair without generating heat or requiring cooling for the skin. It has been estimated that there were approximately 1.5 million hair removal procedures in 2000 and projections of three million procedures in 2003.

         TWO-PHOTON MICROSCOPY - We have evaluated a portion of this technology by incorporating our designs into a conventional two-photon microscope. Our technology for signal processing can potentially improve contrast of the diagnostic signal over background noise, which should improve image clarity and diagnostic sensitivity.

         DIAGNOSTIC IMAGING - We also have technology for the use of a laser system, coupled with fluorescent diagnostic agents which target and concentrate in diseased tissue and signal processing technology, to cause diseased tissue to emit light that can be converted into images. This could supplement current X-ray, mammography and MRI techniques to detect suspicious masses. We have one issued patent and other pending patent applications regarding this technology.

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

o Utilize our clinical development team and contractual collaborative arrangements with third parties to access the skills and resources required to design, test, obtain regulatory approval, and manufacture our potential products.

o Market potential products through strategic or distribution collaborations as determined by the specific characteristics of each product application. If appropriate, we would consider developing an internal U.S. sales and marketing division to market certain products directly.

o Consider opportunities in related fields for technological licensing when those opportunities could lead to faster development of products and FDA approval. This includes obtaining technology through licenses from others and licensing our own technology to third parties.

         We do not expect to generate material revenues from operations in the near future. If we develop a saleable product, we expect to generate revenues from product sales or licensing fees. Currently, we have not developed any therapeutic or diagnostic products that are available to manufacture or sell to the public nor do we have a pricing structure for any potential products.

         Our ability to develop and manufacture any product successfully is subject to numerous contingencies and uncertainties, including certain Risk Factors described below. Our objectives, business strategy and product development efforts are subject to change based on numerous factors, including the results of preclinical and clinical testing, the availability of suitable collaborative relationships, the nature of competition, regulatory requirements and the availability of capital. The description of our business and business strategy contains forward-looking statements that should be read in conjunction with the Risk Factors described below. Also, we may transfer our therapeutic technologies, as described in "Recent Developments" above.

         Some of our research agreements provide generally that inventions developed during the course of research by the institution's investigators, alone or jointly with us, will be owned by the institution and subject to a right of first refusal that we can exercise for a stated period allowing us to enter into an exclusive license for that invention. Our agreements with Tufts University School of Veterinary Medicine, Massachusetts Eye and Ear Infirmary, Massachusetts General Hospital's Center for Imaging and Pharmaceutical Research, the University of Arizona and other research institutions each contain provisions of this type. In some cases the key terms of the license are stated in the research agreement, with other terms to be negotiated at the time we exercise the right of first refusal (if we choose to exercise it).

SENTIGEN LTD. - JOINT VENTURE WITH ELAN CORPORATION

         In October 1999 we entered into a joint venture with affiliates of Elan Corporation, plc (collectively, "Elan"), a multi-national, billion dollar pharmaceutical company. The joint venture company, Sentigen Ltd., is developing and commercializing N1177, a nanoparticulate agent used to image lymph nodes to detect cancer. We licensed to Sentigen certain methods and other proprietary technology for use in lymphography, and we sub-licensed to Sentigen proprietary compounds we obtained by license from Massachusetts General Hospital and Nycomed Imaging AS. Elan, through its drug delivery division, Elan Pharmaceutical Technologies, licensed to Sentigen its NanoCrystal(TM) stabilized nanoparticulate formulation technology to develop the diagnostic imaging agents.

         As part of the joint venture agreement, Elan provided us with a $4.8 million credit facility we can draw on to fund our share of the anticipated development costs of the joint venture. At December 31, 2001, we had drawn down approximately $2,314,005 on this credit facility, all of which occurred during 2001, to fund certain of Sentigen's development expenses. Borrowings under the credit facility are due in 2005 or can be converted into our common stock, at Elan's option, at a price of $18.15 per share.

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

PATENTS

         We are continuing to pursue patent protection for our proprietary technologies with the U.S. Patent and Trademark Office, and in various foreign jurisdictions. We plan to prosecute, assert and defend our patent rights whenever appropriate. However, securing patent protection does not necessarily assure us of competitive success. See "Risk Factors - If we do not obtain and maintain patent or other protection of our core technologies (namely PH-10, our lymphography materials and methods, and our laser technologies), we may have difficulty developing or commercializing product using these technologies," below. We are currently the owner of eleven patents issued in various foreign jurisdiction and seven patents issued by the U.S. Patent and Trademark Office which are summarized generally below:

o Method of diagnosing disease of the lymph nodes through indirect lymphography (U.S. Patent No. 5,114,703)

o Method of diagnosing disease of the lymph nodes through indirect lymphography using ultrasound or MRI (U.S. Patent No. 5,496,536)

o Method of treatment of tissue with simultaneous two-photon excitation (U.S. Patent No. 5,829,448)

o Method for identifying tissue using simultaneous two-photon excitation (U.S. Patent No. 5,832,931)

o Method for producing at least one photoactivated molecular agent using simultaneous two-photon excitation (U.S. Patent No. 5,998,597)

o Apparatus for treating tissue containing at least one photo-active molecular agent using a light source to promote simultaneous two-photon excitation and focusing apparatus (U.S. Patent No. 6,042,603)

o Method of treating tumor or cancer diseased tissue by administering a radiosensitizer to the tissue and treating the tissue with ionizing radiation to activate the radiosensitizer (U.S. Patent No. 6,331,286)

         These patents expire at various times between 2012 and 2018.

         We have exclusive licenses to the following technologies:

o Method of treating tissue using radiodense compositions and a radiation source.

         We are continuing to pursue patent protection for our other proprietary technologies with the U.S. Patent and Trademark Office, under the Patent Cooperation Treaty and in various foreign jurisdictions. In addition to our seven issued patents in the United States and patent applications discussed above, we have another 23 pending U.S. patent applications (along with corresponding Patent Cooperation Treaty applications and foreign applications) relating to inventions in the following areas:

o        PH-50 - methods of vascular imaging

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

o Radiosensitizer agents and methods for treating tissue using those agents

o        Methods for enhanced production of cell lines

o        Topical medicaments for photodynamic treatment of disease

o        Intracorporeal medicaments for photodynamic treatment of disease

o        Methods and apparatus for optical imaging

o Intracorporeal medicaments for high energy phototherapeutic treatment of disease

o        Intracorporeal medicaments for chemotherapeutic treatment of disease

o        Phototherapeutic vaccination and immunotherapy against tumors

         Some of our patented or licensed technology arose from research that was partially funded by the United States Government. As with other entities whose research is sponsored in any manner by the United States Government, certain patents that we own or license are subject to Confirmatory Licenses in favor of the United States Government, as required by applicable federal regulations. These regulations require us or the patent owner to agree to convey to the Government, upon the Government's request, rights in the technology if we decide not to continue prosecution of the patent applications or if the patent owner does not wish to retain title to the inventions covered in the patents. The Government also retains certain "march in rights" that permit the Government to use the technology under certain circumstances, including if that action is necessary because we or the patent owner have not taken or are not expected to take effective steps to achieve practical application of the inventions; it is necessary to alleviate health or safety needs not being met by us or the patent owner; or to meet the requirements for public use specified in certain federal regulations and those requirements are not being met by us or the patent owner. We intend to prosecute patent applications and in other respects develop patents we own so that the Government will not exercise its rights under these Confirmatory Licenses.

         "Photogen," the "ray of light" logo and "PulseView" are trademarks of Photogen. All other trademarks or trade names used in this Form 10-K are trademarks or trade names of their respective owners.

GOVERNMENT REGULATIONS

         All of the products we currently contemplate developing will require approval by the United States Food and Drug Administration ("FDA") prior to sales being made within the United States and by comparable foreign agencies prior to sales being made outside the United States. The FDA and comparable regulatory agencies impose substantial requirements on the manufacturing and marketing of pharmaceutical products and medical devices. These agencies and other entities extensively regulate, among other things, research and development activities and the testing, manufacturing, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our proposed products. See "Risk Factors--Our proposed products are subject to extensive testing and government approval, and we may not obtain the approvals necessary to sell our proposed products," below.

         The regulatory process required by the FDA through which our products must successfully pass before they may be marketed in the U.S. generally involves the following:

o        Preclinical laboratory and animal testing;

o Submission of an application that must become effective before clinical trials may begin;

o Adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication; and

o FDA approval of the application to market a given product for a given indication.

         For imaging and pharmaceutical products, preclinical tests include laboratory evaluation of the product, its chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of the product. Where appropriate (for example, for human disease indications for which there exist inadequate animal models), we will attempt to obtain preliminary data concerning safety and efficacy of proposed products using carefully designed human pilot studies. We will require sponsored work to be conducted in compliance with pertinent local and international regulatory requirements, including those providing for Institutional Review Board approval, national governing agency approval and patient informed consent, using protocols consistent with ethical principles stated in the Declaration of Helsinki and other internationally recognized standards. We expect any pilot studies to be conducted outside the United States; but if any are conducted in the United States, they will comply with applicable FDA regulations. Data obtained through pilot studies will allow us to make more informed decisions concerning possible expansion into traditional FDA-regulated clinical trials.

         If the FDA is satisfied with the results and data from preclinical tests, it will authorize human clinical trials. Human clinical trials are typically conducted in three sequential phases, which may overlap. Each of the three phases involves testing and study of specific aspects of the effects of the pharmaceutical on human subjects, including testing for safety, dosage tolerance, side effects, absorption, metabolism, distribution, excretion and clinical efficacy.

         We have established a core clinical development team and have been working with outside regulatory consultants to assist us in developing product-specific development and approval strategies, preparing the required submittals, guiding us through the regulatory process, and providing input to the design and site selection of human clinical studies. The testing and approval process requires substantial time, effort, and financial resources, and we may not obtain FDA approval on a timely basis, if at all. Success in preclinical or early-stage clinical trials does not assure success in later stage clinical trials. The FDA or the research institution sponsoring the trials may suspend clinical trials or may not permit trials to advance from one phase to another at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Once issued, the FDA may withdraw a product approval if we do not comply with pertinent regulatory requirements and standards or if problems occur after the product reaches the market. If the FDA grants approval of a product, the approval may impose limitations, including limits on the indicated uses for which we may market a product. In addition, the FDA may require additional testing and surveillance programs to monitor the safety and/or effectiveness of approved products that have been commercialized, and the agency has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Further, later discovery of previously unknown problems with a product may result in restrictions on the product, including its withdrawal from the market. Marketing our products abroad will require similar regulatory approvals by equivalent national authorities and is subject to similar risks.

         Historically, obtaining FDA approval for photodynamic therapies has been a significant challenge. Not only must the photoactive agent be approved as a drug, but the laser activation system must also be approved as a medical device. Wherever possible, we intend to utilize lasers or other activating systems that have been previously approved by the FDA to mitigate this risk.

         In the ordinary course of business, we must also comply with a variety of other federal and state governmental regulations. These regulations impose, among other things, standards of conduct, record keeping, labeling and reporting.

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

         The existing market for radiopaque contrast agents is estimated to be approximately $3.4 billion worldwide. The dominant uses of media, totaling 86 percent, are those employed in conjunction with CT or X-ray scans. Approximately half of the usage is in the U.S. Omnipaque(R), marketed by a unit of Amersham, is believed to be the leading agent utilized in coronary angiography. Other companies marketing contrast agents include Mallinckrodt, Inc. (a unit of Tyco International Ltd.), Bristol-Myers Squibb Medical Imaging (a unit of Bristol-Myers Squibb Company), Berlex Laboratories, Inc., Abbott Laboratories and Bracco.

         More broadly defined, other modalities, such as magnetic resonance imaging and ultrasound, are also used by physicians to image internal vasculature and organs. These modalities, including CT imaging, each have particular attributes that may make their use applicable to any particular situation.

         In the market of photodynamic agents to treat topical diseases and cancer, we are aware of one competitor, QLT, Inc. that has already received FDA approval for use of its proprietary photoactive agent, "Photofrin," in the treatment of esophageal cancer and non-small cell lung cancer. In conjunction with CIBA Vision, QLT, Inc. has a second product, "Visudyne," approved for photodynamic treatment of certain forms of macular degeneration. Another competitor, Dusa Pharmaceuticals, has received FDA approval for use of its proprietary photodynamic product, Levulan(R) Kerastik(TM), for treatment of actinic keratosis. Other competitors, namely Miravant Medical Technologies, Inc. and Pharmacyclics, Inc., have advanced their proprietary photoactive agents to Phase 2/3 clinical trials. Laser manufacturers are also making progress in using laser technologies to treat certain indications. For example, Ethicon Endo-Surgery, Inc., a subsidiary of Johnson & Johnson, uses a laser to treat prostate cancer. In addition, there have been many dramatic developments in treatments for cancer and other diseases that do not involve photodynamic therapy. These treatments include new chemotherapy agents or other drugs, vaccines, hyperthermic treatments, and ultrasound. Certain other companies, notably Biogen, Inc., are in late stages of developing systemic treatments for psoriasis. All of these alternatives potentially compete with products we may offer because they provide alternative methods and treatments for certain indications.

RISK FACTORS

         This Form 10-K contains (and press releases and other public statements we may issue from time to time may contain) a number of forward-looking statements regarding our business and operations. Statements in this document that are not historical facts are forward-looking statements. Such forward-looking statements include those relating to:

o        our current business and product development plans,

o        our future business and product development plans,

o the timing and results of regulatory approval for proposed products, and

o projected capital needs, working capital, liquidity, revenues, interest costs and income.

         Examples of forward-looking statements include predictive statements, statements that depend on or refer to future events or conditions, and statements that may include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "should," "may," or similar expressions, or statements that imply uncertainty or involve hypothetical events.

         Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from what is currently anticipated. We make cautionary statements in certain sections of this Form 10-K, including under "Risk Factors." You should read these cautionary statements as being applicable to all related forward-looking statements wherever they appear in this Form 10-K, in the materials referred to in this Form 10-K, in the materials incorporated by reference into this Form 10-K, or in our press releases or other public statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-K or other documents incorporated by reference might not occur. No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement.

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

WE HAVE A HISTORY OF LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE OR PAY CASH DIVIDENDS.

         We have incurred losses since the beginning of our operations. As of December 31, 2001, we have incurred cumulative net losses (before dividends on preferred stock) of approximately $29,093,000. We expect our losses to increase in the future as our financial resources are used for research and development, preclinical and clinical testing, regulatory activities, manufacturing, marketing and other related expenses. We may not be able to achieve or maintain profitability in the future. We have never declared or paid any cash dividends to stockholders, and do not expect to do so in the foreseeable future.

WE MUST RAISE ADDITIONAL FINANCING IN THE FUTURE AND OUR INABILITY TO DO SO WILL PREVENT US FROM IMPLEMENTING OUR BUSINESS DEVELOPMENT PLAN.

         We believe that through the use of our cash and lines of credit, we will have cash resources for our current commitments over the next twelve months (depending on the pace of our spending for preclinical and clinical testing and other commitments, which, to an extent, we can adjust to preserve cash). We will need substantial additional financing for our research, clinical testing, product development and marketing programs. We cannot accurately estimate the amount of additional financing required; however, the amount could be an additional $30 million or more over the next several years. We are aggressively seeking to raise additional capital through stock and debt offerings, collaborative relationships and other available sources. Additional funds may not be available on acceptable terms, if at all, and existing stockholders may be diluted as a result of those offerings. The pricing of our common stock, or other security convertible into common stock, in any such transaction may also result in an increase in the number of shares of common stock issuable upon conversion of Series B preferred stock or exercise of warrants in accordance with the anti-dilution provisions in the instruments governing those securities.

OUR PROPOSED PRODUCTS ARE SUBJECT TO EXTENSIVE TESTING AND GOVERNMENT APPROVAL, AND WE MAY NOT OBTAIN THE APPROVALS NECESSARY TO SELL OUR PROPOSED PRODUCTS.

         None of our proposed imaging, drug and device products has received the Food and Drug Administration's approval. An extensive series of clinical trials and other associated requirements must be completed before our proposed products can be approved and sold in the United States or other countries. Requirements for FDA approval of a product include preclinical and clinical testing for effective use and safety in animals and humans; that testing can be extremely costly. The time frame necessary to perform these tasks for any individual product is long and uncertain, and we may encounter problems or delays that we cannot predict at this time. Even if testing is successful, our proposed products may not demonstrate sufficient effectiveness or safety to warrant approval by the FDA or other regulatory authorities. Any regulatory approval may not cover the clinical symptoms or indications that we may seek. Marketing our products in other countries will require seeking and obtaining regulatory approvals comparable to those required in the United States.

IF WE DO NOT OBTAIN AND MAINTAIN PATENT OR OTHER PROTECTION OF OUR CORE TECHNOLOGIES (NAMELY PH-50 FOR CARDIOVASCULAR IMAGING, N1177 AND OUR OTHER LYMPHOGRAPHY MATERIALS AND METHODS, PH-10 AND OUR LASER TECHNOLOGIES), WE MAY HAVE DIFFICULTY COMMERCIALIZING PRODUCTS USING THESE TECHNOLOGIES.

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

         We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that these rights are covered by valid and enforceable patents or effectively maintained as trade secrets. We own seven patents in the U.S., and eleven other patents in foreign countries including Taiwan, Australia, Singapore, Japan and New Zealand. We are also the exclusive licensee to a group of patented proprietary compounds known as nanoparticulates from Massachusetts General Hospital and Nycomed Imaging AS. We have filed patent applications under the Patent Cooperation Treaty covering a number of foreign countries. These patents and the patent applications relate to the use of PH-50 as a cardiovascular imaging agent, laser and ionizing radiation technology, photoactive agents and methods, methods for enhanced cell production and methods for performing lymphography.

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

         We currently employ three senior scientists (Drs. Dees, Scott and Wachter) and three senior executive officers, including Dr. Williams (our CEO), Mr. Boveroux (our CFO) and Dr. Reinhard Koenig (Senior Vice President of Medical and Regulatory Affairs). We also have retained consultants to advise us in regulatory affairs and product development matters. If we lost the services of our executive officers or outside consultants, we could experience a delay in the implementation of our business plan until we arranged for another individual or firm to fulfill the role. The loss of one of our scientists could cause delay in implementing our business plan and also jeopardize development of new technologies.

WE HAVE TO RELY ON THIRD PARTIES AND COLLABORATIVE RELATIONSHIPS FOR THE MANUFACTURE, CLINICAL TESTING AND MARKETING OF OUR PROPOSED PRODUCTS, AND IT MAY BE DIFFICULT TO IMPLEMENT OUR BUSINESS DEVELOPMENT PLANS WITHOUT THESE COLLABORATIONS.

         We are currently involved in a joint venture with affiliates of Elan Corporation, plc, called Sentigen Ltd., to develop and commercialize materials in the field of lymphography. We have had and expect to continue in the future to have a variety of research agreements with universities and other research institutions to investigate specific protocols. We also contract and expect to continue to contract with research organizations and other third parties to manage clinical trials of our proposed products in development. We must continue to enter into collaborative relationships with third parties for additional research and development, preclinical and clinical testing, marketing and distribution of our proposed products.

         We are also dependent on third parties for the manufacture of supplies of our products and for the supply of lasers and radiotherapy devices and similar hardware in physicians' offices and hospitals. We have several research and supply agreements with third parties. However, we may not be able to negotiate other acceptable collaborative and supply arrangements in the future.

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

         We face substantial competition from competitors with greater financial, technical and human resources and with greater experience in developing products, conducting preclinical or clinical testing, obtaining regulatory approvals, manufacturing and marketing. We understand that the existing market for radiopaque contrast agents is estimated to be approximately $3.4 billion worldwide. The dominant uses of media are those employed in conjunction with CT or X-ray scans. Approximately half of the usage is in the U.S. Omnipaque(R), marketed by a unit of Amersham is estimated to be the leading agent utilized in coronary angiography. Other companies marketing contrast agents include Mallinckrodt, Inc. (a unit of Tyco International Ltd.), Bristol-Myers Squibb Medical Imaging (a unit of Bristol-Myers Squibb Company), Berlex Laboratories, Inc., Abbott Laboratories and Bracco.

         More broadly defined, other modalities, such as magnetic resonance imaging and ultrasound, are also used by physicians to image internal vasculature and organs. These modalities, including CT imaging, each have particular attributes that may make their use applicable to any particular situation.

         Competitors in the field of using light energy to treat and diagnose disease include: Miravant Medical Technologies, Pharmacyclics, Inc., QLT Inc., Axcan Pharma Inc., Dusa Pharmaceuticals, Inc. and PhotoCure ASA. There are also numerous companies developing other technologies to image the vascular system and various body organs, and to treat and/or diagnose psoriasis, actinic keratosis, cancer and other diseases. Examples of the technologies from those other companies are the use of magnetic resonance imaging or ultrasound techniques to create internal organ images, drug or genetic treatments, procedures that use sound waves and procedures that destroy diseased tissue using heat. Some of these firms have drugs or devices that have completed or are in advanced stages of clinical trials and regulatory approvals.

         Others may develop technologies and obtain patent protection that could render our technologies or products obsolete or less competitive or our patents invalid or unenforceable. Due to the inherent risk of failure associated with the testing, development and production of new and innovative technologies, our technologies and products may be found to be ineffective, have unanticipated limitations or otherwise be unsuccessful in the marketplace. Also, although we believe our estimates of the possible size of markets for our potential products are based on information we consider reliable (including data from the American Heart Association, American Cancer Society and similar sources in the public domain), that data or our analysis of the data could prove incorrect.

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

THE CURRENT BOARD OF DIRECTORS CONTROLS PHOTOGEN, WHICH MAY MAKE IT DIFFICULT FOR STOCKHOLDERS WHO ARE NOT IN THAT GROUP TO INFLUENCE MANAGEMENT.

         A small group of our officers, directors and others control approximately 83% of our outstanding common stock. Several of our principal stockholders are also parties to an Amended and Restated Voting Agreement, dated as of September 4, 2001, concerning the election of certain designees to the Board of Directors of Photogen Technologies, Inc. and Photogen, Inc. The Voting Agreement requires these stockholders to vote their shares for the election of the current Board of Directors or, in the case of a vacancy, for the person nominated by a majority of the remaining Directors. This concentration of ownership and control may delay or prevent a change in control of Photogen, and may also result in a small supply of shares available for purchase in the public securities markets. These factors may affect the market and the market price for our common stock in ways that do not reflect the intrinsic value of the stock.

THE PRICE AND TRADING VOLUME OF OUR COMMON STOCK FLUCTUATES SIGNIFICANTLY, WHICH MAY MAKE IT DIFFICULT FOR US OR A STOCKHOLDER TO SELL OUR COMMON STOCK AT A SUITABLE PRICE AND MAY CAUSE DILUTION FOR EXISTING STOCKHOLDERS WHEN WE ISSUE ADDITIONAL SHARES.

         During the period from January 1, 2001 through December 31, 2001 our closing stock price ranged from $0.98 to $7.00 per share. Daily trading volume ranged from 0 (zero) shares to approximately 77,900 shares during that period.

         The following factors may have an impact on the price of our stock:

                  o Announcements by us or others regarding scientific discoveries, technological innovations, commercial products, patents or proprietary rights;

                  o Announcements by us concerning the licensing or other transactions of our products or technologies;

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

         As of March 15, 2002, we had reserved 11,474,700 shares of common stock for future issuance upon grants of options, or exercise or conversion of outstanding options and warrants and convertible securities and notes. If these options and warrants are all issued and exercised, investors may experience significant dilution in the book value and earnings per share of their common stock.

         Approximately 6,798,765 shares of our common stock were eligible for sale in the public market free of restrictions under the Securities Act of 1933. Approximately 5,490,162 shares are currently subject to agreements requiring us to permit the holders of the shares, under certain circumstances, to join a public offering of our stock or to demand that we register their shares. On May 9, 2001, Drs. Dees, Wachter, Scott and Fisher and Mr. Smolik entered into a lock-up agreement prohibiting them, without the company's approval, from selling in the public markets 20,548,435 shares until May 9, 2004 (except for limited sales by each of them of between 42,000 and 78,000 shares each year at prices above $5.00 per share).

ITEM 2. PROPERTIES.

         We are occupying approximately 4,000 square feet of office and laboratory space in Knoxville, Tennessee. We negotiated an extension to this lease agreement with a term expiring May 2002. We have one more option to renew this lease agreement for an additional term of three years and an option to purchase the facility at any time during the term of the lease or any renewal.

         We have a three-year lease agreement for approximately 6,164 square feet of office space located in New Hope, Pennsylvania. The initial term of the lease expires in August 2004. The lease permits us to extend the lease for two additional three-year terms. This space is being used for our executive officer headquarters and for our clinical development group.

         To our knowledge, the property and equipment in our Knoxville and New Hope locations are in good condition. In the opinion of management, our interest in these facilities is adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS.

         In conjunction with the September 2000 restructuring of our clinical development office at Westborough, Massachusetts, we filed a lawsuit captioned PHOTOGEN, INC. V. GERALD L. WOLF (Case No. 00C 5841), in the United States District Court for the Northern District of Illinois. In that litigation, we allege that Dr. Wolf, our former Medical Director, breached his employment agreement and other obligations to us. We also seek a declaration from the Court that Dr. Wolf is not a co-inventor of certain of our discoveries relating to PH-10. We have filed a number of patent applications for multiple inventions involving PH-10. Dr. Wolf has asserted that he is a co-inventor of certain of those inventions described in certain of the patent applications, apparently claiming he conceived them outside the scope of his role as Principal Investigator under our Research Agreement with Massachusetts General Hospital (which gives us the right to an exclusive license to all jointly invented technology) or his Employment Agreement (which vests in us title to all inventions he develops). Dr. Wolf filed counterclaims against Photogen and Dr. Williams alleging breach of contract, interference with economic advantage and similar matters.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to our common stockholders, Series A convertible preferred stockholders or Series B convertible preferred stockholders for a vote during the fourth quarter of the 2001 fiscal year.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is traded from time to time on the Nasdaq SmallCap Market under the symbol "PHGN."

COMMON STOCK

         As of March 15, 2002 there were 38,842,298 shares of our common stock outstanding and held by approximately 324 stockholders of record. Holders of our Common Stock are entitled to receive such dividends as may be declared by the Board of Directors. We have not declared or paid cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

         The high and low trading prices for our common stock during each quarter of the last two fiscal years are set forth below.



                              Year Ended                        Year Ended
                           December 31, 2000                 December 31, 2001
                           -----------------                 -----------------
(Amounts in $)

                         High             Low               High             Low
                         ----             ---               ----             ---

1st Quarter              19.50            14.00             7.125            1.50

2nd Quarter              17.875           6.656             2.00             0.93

3rd Quarter              11.50            4.25              2.35             1.00

4th Quarter              6.00             1.125             1.52             1.00

         For the period January 1, 2002 through March 15, 2002, the high and low trading prices for our common stock were $1.51 and $0.63 respectively. Aggregate trading volume for the period January 1, 2002 through March 15, 2002 was approximately 253,757 shares. The foregoing information was obtained from the National Association of Securities Dealers as reported on the Nasdaq SmallCap Market. The quotations generally reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The foregoing information for 2000 and 2001, however, reflects trade prices, and not bid or ask prices. See "Risk Factors -- A small group of stockholders control Photogen, which may make it difficult for stockholders who are not in that group to influence management," and "The price and trading volume of our common stock fluctuates significantly, which may make it difficult for us or a stockholder to sell our common stock at a suitable price and may cause dilution for existing stockholders when we issue additional shares," above, regarding the possible effects of the concentrated ownership of our stock on the market and price of the stock.

         In 2001, we granted qualified and non-qualified stock options pursuant to our 1998 Long Term Incentive Plan to purchase an aggregate of 340,000 shares of common stock, and 535,000 qualified stock options pursuant to our 2000 Long Term Incentive Compensation Plan. The options vest at various times up to four years from the date of the grant. Per share exercise prices range from $1.14 to $5.3125. During 2001, we did not sell any securities without registration under the Securities Act of 1933 (the "Securities Act").

         We are subject to six sets of registration rights agreements. All of the agreements contain piggyback registration rights and one contains demand registration rights upon the occurrence of certain events and subject to various terms and conditions.

o Under the first two agreements, we granted certain piggyback registration rights to the holders of warrants covering an aggregate of 260,000 shares of our common stock owned by two shareholders; which warrants will expire on May 15, 2002.

o Under a third agreement, the holder of warrants covering 1,000,000 shares of our common stock may demand registration for those shares in the event that holders of 50% or more of those warrants make a request covered by at least 100,000 shares (in addition to certain piggyback registration rights). Demand registration, however, is subject to Board approval.

o Under the fourth and fifth agreements, the holders of options to acquire a total of 4,000,000 shares of our common stock (granted under our Senior Executive Long Term Incentive Compensation Plan) have piggyback registration rights until we file a Form S-8 registration statement covering those shares. Options covering 1,333,333 of those shares have vested at this time.

o Under the sixth agreement, we granted demand and piggyback registration rights covering approximately 230,162 shares of our common stock issuable on exercise of the warrant and conversion of amounts due under the convertible note we sold to Elan.

         Pursuant to the terms of the Securities Purchase Agreement dated as of October 20, 1999 between Photogen and a unit of Elan, Elan has the right to participate in any equity financing consummated by us in order to maintain its pro rata interest in the Company. This right expires on October 20, 2003.

         On May 9, 2001, Drs. Dees, Wachter, Scott and Fisher and Mr. Smolik entered into a lock-up agreement prohibiting them, without the Company's approval, from selling in the public markets 20,548,435 shares until May 9, 2004 (except for limited sales by each of them of between 42,000 and 78,000 shares each year at prices above $5.00 per share).

         Approximately 32,043,533 shares of our common stock and preferred stock convertible into common stock are "restricted stock" or are beneficially owned by persons who as of March 15, 2002 were affiliates of the Company as defined in Rule 144 under the Securities Act. For purposes of this calculation only (and the comparable disclosure on the cover page of this Form 10-K) we have assumed that officers, directors and 10% stockholders are affiliates of the company and that a person beneficially owns stock subject to an option, warrant or convertible instrument that is exercisable or convertible 60 days from the date of determination. Stock held by Elan may be subject to Rule 144. A portion of those shares subject to Rule 144 would be eligible for resale by company affiliates and others who have satisfied the requisite holding periods, subject to the volume limitations and other provisions of Rule 144 and applicable law. As of March 15, 2002, 875,000 shares of common stock that we sold in our March, 1998 private placement and 327,240 shares of Series B Convertible Preferred Stock that we sold in our February, 2000 private placement are no longer restricted stock or subject to Rule 144 because two years have now passed.

SERIES A CONVERTIBLE PREFERRED STOCK

         On October 20, 1999, we issued 12,015 shares of Series A Preferred Stock to Elan International Services, Ltd. ("EIS"), an affiliate of Elan, in conjunction with the formation of Sentigen Ltd., our joint venture with Elan. Under the Amended and Restated Certificate of Designations, Preferences and Rights of Series A Preferred Stock, the holder of Series A Preferred has a liquidation preference entitling it to the first $12,015,000 of funds available for distribution to stockholders upon liquidation of the Company and has the right to convert shares of Series A Preferred into common stock at any time after October 20, 2001 at a conversion price of $21.17 per share. The conversion price is subject to adjustment for certain dilutive events. Alternatively, the holder of Series A Preferred may exchange shares of Series A Preferred for common shares of Sentigen so that the holder of Series A Preferred owns 50% of the equity of Sentigen. Each share of Series A Preferred will be paid a mandatory payment-in-kind dividend equal to 7% (i.e., 0.07 additional shares of Series A Preferred). The payment-in-kind dividend is cumulative, compounds on a semi-annual basis and is payable twice a year, beginning April 2000. Pursuant to this dividend requirement, we declared a dividend of approximately 932 shares of Series A Preferred in 2001 and as of March 15, 2002, there were approximately 13,788 shares of Series A Preferred outstanding. The holder of Series A Preferred is only entitled to vote on matters that adversely affect or change the rights of holders of Series A Preferred Stock. The holder of Series A Preferred does not have the right to vote on the election of directors of the Company.

SERIES B CONVERTIBLE PREFERRED STOCK

         In February, 2000, we issued 327,240 shares of Series B Convertible Preferred Stock ("Series B Preferred") to 32 accredited investors in a private placement, for a purchase price of $16.88 per share and 9,816 shares to the placement agent in connection with services rendered in our private placement of Series B Preferred.

         Each share of Series B Preferred is entitled to a payment-in-kind dividend payable in additional shares of Series B Preferred, at a rate of 6% (i.e., 0.06 additional shares of Series B Preferred). Dividends will be payable on January 15 of each year, beginning January 15, 2001 and will accrue from the date of such share's issuance. As of December 31, 2001 there were 357,280 shares of Series B Preferred outstanding. On January 15, 2002, we declared a dividend of approximately 21,437 shares of Series B Preferred to Series B Preferred Stockholders pursuant to the payment-in-kind dividend. As of March 15, 2002, there were approximately 378,717 shares of Series B Preferred outstanding (or to become outstanding on delivery of the in-kind dividend), that are convertible into approximately 548,015 shares of our common stock. We may not make dividends or distributions on common stock unless we also pay a dividend on the Series B Preferred equal to the amount a holder of Series B Preferred would have received on conversion of Series B Preferred into common stock.

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

         Each share of Series B Preferred has the number of votes equal to the number of shares of common stock into which the share of Series B Preferred would be convertible (as of March 15, 2002, 1.44703 shares of common stock for each share of Series B Preferred), and will be entitled to vote together with the common stock. Certain matters, such as an amendment to the terms of the Series B Preferred Certificate of Designation or a change in the preferences or any relative or other rights of the Series B Preferred, may have to be approved by a majority of the holders of Series B Preferred voting as a separate class.

         A holder of Series B Preferred may convert shares of Series B Preferred into an initial conversion ratio of 1.4 shares of common stock at any time. The conversion ratio is subject to adjustment for certain dilutive events, including issuance of common stock or equivalent securities at less than $16.88 per share. As we have issued common stock in our shelf registration at less than $16.88, the revised conversion ratio for the number of shares of common stock issuable upon conversion of our Series B Preferred is 1.44703 at March 15, 2002. We may require holders of Series B Preferred to convert their shares into common stock (at the same ratios that would apply for a voluntary conversion, except as described in the second and third bullet points below) in connection with any of the following events:

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

ITEM 6. SELECTED FINANCIAL DATA.

         The following information is qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included below. The selected financial data presented below for the years ended December 31, 1997, 1998, 1999, 2000 and 2001 have been derived from our audited financial statements.

                         1997              1998              1999              2000              2001
                    ---------------------------------------------------------------------------------------
Net loss from



continuing
operations          $     (554,702)   $   (1,973,913)   $   (6,052,841)   $  (10,787,062)   $   (9,723,016)
                    ---------------------------------------------------------------------------------------
Basic and diluted
loss per common
    share           $        (0.02)   $        (0.05)   $        (0.17)   $        (0.36)   $        (0.33)
                    ---------------------------------------------------------------------------------------

Total assets        $    2,284,373    $    8,060,585    $   23,304,829    $   19,652,037    $   14,202,639
                    ---------------------------------------------------------------------------------------

Total liabilities   $      197,328    $      952,007    $      872,667    $    1,239,527    $    4,379,693
                    ---------------------------------------------------------------------------------------

Total long-term
obligations         $       60,469    $       35,990    $       18,356    $        1,554    $    3,437,745
                    ---------------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Portions of the discussion in this item contain forward-looking statements and are subject to the Risk Factors described above.

         We are an emerging, development-stage biopharmaceutical company focused on developing a novel contrast agent with potential applications in the imaging of the cardiovascular system and cancer metastasizing into the lymphatic system. We also have in development products to treat psoriasis and other topical diseases and cancer. Our principal product is an X-ray contrast agent we call PH-50, when referring to cardiovascular applications, and N1177 when referring to lymphography. The lymphography application is being developed in a joint venture with units of Elan Corporation plc. We have or own the rights for all other applications. In December 2001, we announced positive preclinical results of PH-50. Based on these studies, the extensive preclinical toxicology and other study work, including the product's use in over 120 patients for lymphography, we shifted the strategic direction of Photogen to focus on the cardiovascular and lymphography applications. We plan to focus our efforts on these high value opportunities and to license or co-develop our other products. We have not completed development of any diagnostic or therapeutic product or process at this time and have no revenue from operations.

         As of April 8, 2002, we entered into a credit facility that will provide us with a $2,500,000 revolving line of credit, bearing interest at 4.65%, for a period of five years. The loan is secured by a lien on all of our assets. Absent additional funding from the sale of debt or equity securities or the sale or licensing of any of our products in development, we expect to sustain operations through December 2002. Our ability to conduct operations beyond that date is entirely dependent on our ability to obtain additional capital, and we are aggressively seeking such capital. See "Risk Factors -- We must raise additional financing in the future and our ability to do so could prevent us from implementing our business plan," above.

         We operate with a small staff of researchers and senior level managers to conduct basic research, oversee and direct third party contractors and perform administrative functions. We contract with third party consultants having expertise in clinical development and regulatory matters to supplement our internal capabilities. We also contract with third party research laboratories, contract research organizations and manufacturers for clinical material supplies and the management of clinical trials. We also contract with academic and other institutions to conduct specified research projects.

         We expect that our quarterly and annual results of operations will fluctuate based on several factors including, the timing and amount of expenses involved in conducting our research programs, particularly the conduct of clinical trials, the cost of clinical material used in those trials and required for compliance with FDA regulations and the amount, if any, of fees, milestone payments and research support payments received from potential strategic partners.

         We consider our investment in the joint venture with affiliates of Elan to be our only asset subject to a significant estimate. The carrying value of our 80.1% equity interest in Sentigen, Ltd., the joint venture entity, at December 31, 2001 was $10,994,680. We have reviewed the financial projections of Sentigen and the underlying assumptions and have concluded that there has been no degradation to the carrying value of our investment. The assumptions underlying the financial forecasts were based on currently available information, including estimates of development costs, pricing, operating expenses and market sizes and penetration. These estimates may change and any such changes may impact our future estimates of appropriate carrying values.

RESULTS OF OPERATIONS

         Our efforts have been focused on the development and clinical testing of diagnostic and therapeutic products. To date, we have not generated revenues from the sale of any proposed diagnostic or therapeutic products or other operations. Net loss applicable to common shareholders (after preferred dividends) was $6,273,518, $13,491,813 and $12,666,771 for the years ended
December 31, 1999, 2000 and 2001, respectively, and our cumulative losses since inception, including "in kind" preferred stock dividends totaling $5,869,183, are approximately $34,962,496.

         Research and development expenses for the years ended December 31, 1999, 2000 and 2001 were $2,889,215, $4,308,313 and $3,347,778, respectively.

         Research expenses in 1999 were due to costs incurred as we expanded our development activities for PH-10 and for initiating research spending for N1177. During the fourth quarter of 1999 we in-licensed N1177 for all diagnostic and therapeutic applications and subsequently granted a license to N1177 in the field of lymphography to Sentigen, Ltd. the joint venture between Photogen and units of Elan Corporation plc. We established a clinical development group in Westborough, Massachusetts during the fourth quarter of 1999 to support development of products approaching the stages of human clinical testing. Substantially all research expenses incurred by Photogen on N1177 are charged to the joint venture. See additional information on this subject discussing the joint venture and the restructuring, in 2000, of our clinical development operations in the paragraphs below.

         Research expenses increased in 2000 resulting from costs associated with the Westborough, Massachusetts operations through September, 2000 and costs associated with consultants we retained having expertise in the development of cancer therapeutics and diagnostics as well as dermatological products. In addition, we reversed approximately $810,000 in billings to the

Sentigen joint venture as we concluded, following the restructuring of our clinical development operations, that the joint venture should not be charged for certain work previously conducted in Westborough. The increase in research expense was partially offset by a reduction in research contract expense as contracts with certain academic institutions reached their conclusion.

         Research expenses in 2001 decreased by $960,535 to $3,347,778. The reduction was due principally to lower expense levels following the closing of our Westborough, Massachusetts facility in October 2000, including a one-time credit in 2000 of $810,000 to Sentigen, our joint venture with Elan, partially offset by clinical trial expenses and other costs incurred as our products undergo human clinical testing.

         General and administrative expenses were $3,037,392, $5,095,442 and $3,269,013 for the years ended December 31, 1999, 2000 and 2001, respectively. These expenses include costs associated with obtaining patent protection for our intellectual property, costs associated with administrative personnel and corporate management, the amortization of warrants granted to a service provider, legal and related expenses and facilities expenses. Expense increases in 2000 resulted primarily from the full year impact of warrants issued during 1999 and additional warrants granted to a service provider in 2000, costs of hiring and compensating our new senior management and legal expenses incurred in connection with the reorganization of the clinical development group. In 2001, general and administrative expenses were reduced by $1,826,429 primarily due to the completion of the amortization of warrants granted to a service provider.

         In September 2000, we initiated a restructuring of our clinical development operations. We closed our Westborough, Massachusetts office and delivered notices of material breaches and/or dissatisfaction pursuant to the employment agreements with three employees who worked there at that time. Clinical development activities formerly carried on in Westborough were assumed by outside consultants and other company employees. We took a charge against earnings of $597,025 for termination of our office lease and associated expenses and termination costs associated with certain of the employees at that location. We have reached termination agreements with two of these employees. At December 31, 2001, approximately $173,932 of this charge was remaining. We cannot estimate at this time additional costs or obligations (if any) related to any litigation arising from the office closing. See Item 3 "Legal Proceedings" of this Form 10-K for additional information concerning this restructuring.

         In the fourth quarter of 1999, we entered into a joint venture with affiliates of Elan Corporation for the development of N1177, a potential product to identify and diagnose lymph nodes for the presence of cancer. We own 80.1% of the joint venture entity, Sentigen, Ltd., with the balance owned by Elan. During 1999, 2000 and 2001, we recorded losses from the joint venture of $306,029, $1,203,392 and $1,952,758, respectively. These losses resulted from our share of development expenses incurred in the joint venture by the two participants, including personnel expenses and costs associated with developing a manufacturing process, including the purchase of drug substance and other materials.

         In accordance with the joint venture agreement between Photogen and Elan, we charged certain research and development work performed at the Westborough facility to Sentigen. As part of the restructuring of our clinical development operations, we conducted an internal review of the activities conducted at Westborough during 2000 and concluded that the joint venture should not be charged for those activities. Accordingly, in the third quarter of 2000, we reversed the billings previously made to Sentigen and recorded the entire amount of research and development costs on our financial statements. The effect on us was an increase in research and development costs for 2000 of $810,000 less a decrease in the loss from Sentigen of $649,000.

         Investment income for the years ended December 31, 1999, 2000 and 2001 was $179,795, $417,110 and $110,741, respectively. Investment income is generated by the amount of capital in our investment portfolio prior to it being used to fund our operations and the rate of interest earned on that capital. We invest funds in the investment portfolio in United States Government obligations. The 1999 investment income resulted primarily from interest earned on the proceeds of a common stock offering in March 1998 and on approximately $6,000,000 of capital received from Elan through their purchase of our common stock at the time of the creation of the joint venture. In the first quarter of 2000, we raised a total of $5,276,340 from the issuance of Series B Preferred to qualified investors. The increase in investment income in 2000 resulted primarily from investment of those proceeds. In the first half of 2001, we received a total of $1,068,723 in net proceeds of common stock sold under our shelf registration statement that was declared effective in February 2001. Investment income declined in 2001 due primarily to the decline in the average balances of our investment portfolio as funds were used to support operations and, to a lesser extent, the general decline in short term interest rates. We expect investment income to continue to fluctuate both as the size of the investment portfolio decreases or increases and as the rate of interest earned by the portfolio varies due to shifts in short term interest rates.

         Purchases of equipment and leasehold improvements for the years ended December 31, 1999, 2000 and 2001 were $374,741, $516,186 and $45,938, respectively. These purchases were primarily for the acquisition of laboratory and other equipment necessary to conduct pre-clinical and clinical studies and leasehold improvements in the Knoxville, New Hope and Westborough offices. During the next twelve months we expect capital expenditures for equipment to be less than $100,000.

         During 2001, as a result of the closing of the Westborough facility and the shift in the research priorities, we determined that certain equipment we were leasing would no longer be useful in our research. Accordingly, we recorded provisions for future lease payments totaling $1,264,208 representing the remaining lease obligations. While we will pursue opportunities to sublease or otherwise mitigate these obligations, there can be no assurance of any success in this regard.

         We have two series of convertible preferred stock outstanding:
Series A, issued in October 1999 and Series B, issued in February 2000. The holder of Series A Preferred is entitled to a mandatory, cumulative, semi-annual payment-in-kind dividend of 7% (i.e., 0.07 additional shares of Series A Preferred). Similarly, the holders of Series B Preferred are entitled to a cumulative, annual payment-in-kind dividend equal to 6% (i.e., 0.06 additional shares of Series B Preferred). Additionally, the terms of both the Series A Preferred and the Series B Preferred create additional preferred returns for the holders. The Series A Preferred was issued with detachable warrants. The value allocated to those warrants caused the preferred shareholders to receive an additional return. That additional return has been amortized over the period from issuance through October 2001, when the stock was first convertible. The additional return related to the Series A Preferred recorded was $480,928 in 2000 and $391,154 in 2001. The terms of the Series B Preferred include beneficial conversion rates if the stock is converted to common stock after specified dates.

         The value of the beneficial conversion also creates an additional return to the Series B holders. The value of the beneficial conversion feature was amortized over the period from issuance until January 1, 2002, the date the most beneficial conversion rate became effective. The preferred return related to the Series B Preferred recorded in 2000 was $1,059,097 and in 2001 was $1,263,219. As a result of the combination of the mandatory dividends and the preferential value amortization, we recorded preferred stock dividends of $220,677, $2,704,751 and $2,943,755 in 1999, 2000 and 2001
for Series A Preferred stock and Series B Preferred stock.

         As a result of the above factors, the net loss applicable to common shareholders (after preferred dividends) was $6,273,518, $13,491,813 and $12,666,771 for the years ended December 31, 1999, 2000 and 2001, respectively. Basic and diluted loss per common share was $0.17, $0.36 and $0.33, respectively, for these periods.

LIQUIDITY; CAPITAL RESOURCES

         At December 31, 2001 we had cash and cash equivalents totaling approximately $1,352,904. We have a $4.8 million credit line available from Elan under which we may borrow to fund our portion of the losses incurred by the joint venture. At December 31,2001 we had borrowed $2,314,005 under this credit line. We have an effective shelf registration statement pursuant to which we may issue up to $40 million, of which we have issued $1,068,723, of our common stock. On April 8, 2002, we entered into a credit facility that will provide us with a $2,500,000 revolving line of credit, bearing interest at 4.65%, for a period of five years. The loan is secured by a lien on all of our assets.

         Absent additional funding from the sale of debt or equity securities or the sale or licensing of any of our products in development, we expect to sustain operations through December 2002. Our ability to conduct operations beyond that date is entirely dependent on our ability to obtain additional capital, and we are aggressively seeking such capital. We have and continue to take actions to minimize our spending until we raise additional capital through the sale of securities or the sale/licensing of certain assets. However, there can be no assurance that such capital will be available under acceptable terms, if at all. We have access to certain additional capital through borrowings under our credit line with Elan to reimburse our development costs of N1177 and borrowings under our revolving line of credit. In addition, at our option, our registration statement gives us the ability to sell from time to time up to a remaining $39 million of our common stock. See "Risk Factors -- We must raise additional financing in the future and our ability to do so could prevent us from implementing our business plan," above.

         We have used, and if additional capital is secured, expect over the next 12 months to use the capital available in our lines of credit as well as potential proceeds from sales of common stock under our shelf registration statement or from other issuances of debt or other equity securities, for general corporate purposes, including activities related to preparing for and conducting clinical trials, purchase and preparation of clinical material, conduct of preclinical studies, administrative expenses to support our research and development activities, capital expenditures and to meet working capital needs. If our financial condition permits, we expect to evaluate from time to time the acquisition or license of businesses, technologies or products. The purchase of any such licenses or technologies would be funded by a portion of any net proceeds of future offerings or the issuance of debt or equity securities specifically for that purpose; at this time we have no plan or commitments for any acquisition or license. We expect our use of capital to increase as we conduct further clinical trials.

         We have a $4.8 million credit facility from Elan to fund a portion of the operations of the Sentigen joint venture. Borrowings under this facility bear interest at 8% per annum, are repayable in 2005 or at Elan's election, may be converted into our common stock at a conversion price of $18.15 per share. At December 31, 2001, we had borrowed $2,314,005 under this credit facility.

         In February 2001, our shelf registration statement to enable us to issue up to $40 million of our common stock was declared effective by the SEC. This shelf registration permits us to issue common stock from time to time at our option. During 2001, we sold 695,486 shares of common stock pursuant to this registration statement to institutional investors for proceeds, net of related expenses, of $1,068,723.

         Pursuant to certain anti-dilution provisions granted to Elan as part of their purchase in 1999 of our common stock, we were required to issue additional shares to Elan so that the weighted average price for the common stock would equal the effective price of our first offering after Elan's purchase. In the third quarter we issued 763,426 additional shares of common stock to Elan in full satisfaction of this right.

PLAN OF OPERATION

         During the next twelve months we will focus our efforts primarily on the development of PH-50 and N1177 reflecting the strategic shift in the direction of the company. Specifically we expect to conduct preclinical and human clinical studies, prepare required filings to the FDA, and as required to foreign regulatory bodies and acquire quantities of clinical grade drug formulations of these products. If we obtain sufficient funds to finance further development of our dermatology and cancer therapy products (PH-10), we will conduct similar development activities for those indications. Alternatively, we may license, co-develop or sell our therapeutic technologies (see "Recent Developments" above). We expect to continue to incur increasing losses for at least the next three years as we intensify research and development, preclinical and clinical testing and associated regulatory approval activities and engage in or provide for the manufacture and/or sale of any products that we may develop.

         Greater capital resources would enable us to quicken and expand our research and development activities, and our failure to raise additional capital will (absent a suitable collaborative agreement providing for a third party to take over these functions) significantly impair or curtail our ability to conduct further research and development activities and our ability to seek regulatory approval for any possible product resulting from that research. In any event, complete development and commercialization of our technology will require substantial additional funds. See "Risk Factors -- We must raise additional financing in the future and our inability to do so could prevent us from implementing our business plan," above. Accordingly, we are aggressively pursuing capital formation opportunities, either through offerings of equity or debt or as part of collaborative arrangements with third parties.

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

         In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS
142. The Company is currently assessing but has not yet determined how the adoption of SFAS 142 will impact its financial position and results of operations.

         In October 2001, the Financial Accounting Standards Board issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the implications of adoption of SFAS 144 and anticipates adopting its provisions in fiscal year 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The primary market risk that could impact us is the fluctuation in interest rates related to our investments in Government bonds. As our investments all have short-term maturities, the investment return reflects the current market rates. To date, we have not engaged in any derivative or hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Independent Auditors' Report

Board of Directors
Photogen Technologies, Inc.
New Hope, Pennsylvania

We have audited the accompanying consolidated balance sheets of Photogen Technologies, Inc., a development stage company, as of December 31, 2000 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the period from November 3, 1996 (inception) to December 31, 2001 and for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photogen Technologies, Inc. at December 31, 2000 and 2001, and the results of its operations and its cash flows for the period from November 3, 1996 (inception) to December 31, 2001 and for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ BDO Seidman, LLP

Chicago, Illinois
March 22, 2002, except for Note 11
which is as of April 8, 2002


                                                                                       CONSOLIDATED BALANCE SHEETS



DECEMBER 31,                                                                               2000             2001
------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                                  $       622,795  $     1,352,904
     United States Treasury Notes, total face value $4,945,000 and
         $0, respectively                                                             4,943,971                -
     Interest receivable                                                                 93,219                -
     Prepaid consulting expense (Note 6(a))                                             760,363                -
     Prepaid expenses                                                                   182,115           29,775
     Deposit (Note 5(a))                                                                100,000          474,580
------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                  6,702,463        1,857,259

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, less accumulated
     depreciation of $761,425 and $1,059,997, respectively (Note 5(a))                1,377,741          882,220

PATENT COSTS, net of amortization of $59,027 and $100,693,
     respectively                                                                       440,973          399,307

DEPOSIT (Note 5(a))                                                                     429,370           69,173

INVESTMENT IN AND ADVANCES TO AFFILIATE (Note 3)                                     10,701,490       10,994,680
------------------------------------------------------------------------------------------------------------------





                                                                                $    19,652,037  $    14,202,639
==================================================================================================================

                          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.





                                                                           CONSOLIDATED BALANCE SHEETS (continued)


DECEMBER 31,                                                                               2000              2001
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                                                           $       641,719    $      373,774
     Accrued expenses (Note 4)                                                          579,452           568,174
     Current portion of obligation under capital leases                                  16,802                 -
--------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                             1,237,973           941,948
--------------------------------------------------------------------------------------------------------------------

OBLIGATION UNDER CAPITAL LEASES                                                           1,554                 -
--------------------------------------------------------------------------------------------------------------------

ACCRUED EQUIPMENT LEASE (Note 5(a))                                                           -         1,123,740
--------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT (Note 3)                                                                       -         2,314,005
--------------------------------------------------------------------------------------------------------------------

COMMITMENTS (Note 5)

SHAREHOLDERS' EQUITY (Notes 2, 3, 6 and 7)
     Preferred stock; par value $.01 per share; 5,000,000 shares authorized including:
         Series A Preferred Stock; 12,856 shares authorized,
              issued and outstanding, liquidation preference
              $1,000 per share (in aggregate $12,856,000)                                   128               128
         Series B Preferred Stock; 402,000 shares authorized; 337,056 and 357,280 issued and outstanding, respectively,
              liquidation preference $16.88 per share (in aggregate
              $5,689,505 and $6,030,886, respectively)                                    3,370             3,572
     Common stock; par value $.001 per share; 150,000,000 shares authorized; 37,383,386 and 38,842,298 shares issued and
         outstanding, respectively                                                       37,384            38,843
     Additional paid-in capital                                                      37,741,925        38,873,716
     Deficit accumulated during the development stage                               (19,370,297)      (29,093,313)
--------------------------------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                                           18,412,510         9,822,946
--------------------------------------------------------------------------------------------------------------------

                                                                                $    19,652,037    $   14,202,639
====================================================================================================================

                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                                              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                 Cumulative
                                                                                                                    Amounts
                                                                                                                       From
                                                                                                                November 3,
                                                                                                                       1996
                                                        Year Ended         Year Ended          YEAR ENDED    (Inception) to
                                                      December 31,       December 31,        DECEMBER 31,      December 31,
                                                              1999               2000                2001              2001
------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES (Notes 5, 6 and 7)
     Research and development                      $     2,889,215    $     4,308,313    $      3,347,778   $    12,311,411
     General and administrative                          3,037,392          5,095,442           3,269,013        12,665,868
     Restructuring charges                                       -            597,025                   -           597,025
     Provision for future lease payments                         -                  -           1,264,208         1,264,208
------------------------------------------------------------------------------------------------------------------------------

Total operating expenses                                 5,926,607         10,000,780           7,880,999        26,838,512

LOSS FROM JOINT VENTURE (Note 3)                          (306,029)        (1,203,392)         (1,952,758)       (3,462,179)

INVESTMENT INCOME                                          179,795            417,110             110,741         1,207,378
------------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                (6,052,841)       (10,787,062)         (9,723,016)  $   (29,093,313)
                                                                                                          ====================

DIVIDENDS ON PREFERRED STOCK (Notes 3, 6 and 8)           (220,677)        (2,704,751)         (2,943,755)
-----------------------------------------------------------------------------------------------------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS         $    (6,273,518)   $   (13,491,813)   $    (12,666,771)
===========================================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE            $          (.17)   $          (.36)   $           (.33)
===========================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING - BASIC AND DILUTED             36,983,707         37,383,386          38,030,773
===========================================================================================================

                  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                                                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                               Preferred Stock       Preferred Stock
                                                  Series A               Series B                Common Stock
                                            ---------------------- --------------------- -----------------------------
                                               Shares      Amount     Shares     Amount       Shares          Amount
==========================================================================================================================

Contribution of capital                             -  $        -          - $        -            -   $           -
Net loss for the period ended December 31, 1996     -           -          -          -            -               -
--------------------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1996                       -           -          -          -            -               -

     Net loss for the period January 1, 1997 to
         May 15, 1997                               -           -          -          -            -               -
     Capital contribution                           -           -          -          -            -               -
--------------------------------------------------------------------------------------------------------------------------

BALANCE, at May 15, 1997                            -           -          -          -            -               -

     Issuance of common stock                       -           -          -          -    6,312,833           6,313
     Effect of recapitalization and merger          -           -          -          -   29,687,167          29,687
     Cost associated with recapitalization and
         merger                                     -           -          -          -            -               -
     Net loss for the period May 16, 1997 to
         December 31, 1997                          -           -          -          -            -               -
--------------------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1997                       -           -          -          -   36,000,000          36,000

     Issuance of common stock                       -           -          -          -      875,020             875
     Costs associated with common stock
         issuance                                   -           -          -          -            -               -
     Options issued to consultants                  -           -          -          -            -               -
     Net loss for the year ended December 31, 1998  -           -          -          -            -               -
--------------------------------------------------------------------------------------------------------------------------




                                                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
                                                                                               Deficit
                                                                                           Accumulated
                                                                          Additional        During the
                                                             Members'        Paid-in       Development
                                                              Capital        Capital             Stage         Total
========================================================================================================================

Contribution of capital                                       $ 7,268   $          -   $             -   $     7,268
Net loss for the period ended December 31, 1996                (1,779)             -                 -        (1,779)
-----------------------------------------------------------------------------------------------------------------------


BALANCE, at December 31, 1996                                   5,489              -                 -         5,489

     Net loss for the period January 1, 1997 to May 15, 1997        -              -            (3,511)       (3,511)
     Capital contribution                                       3,511              -                 -         3,511
-----------------------------------------------------------------------------------------------------------------------


BALANCE, at May 15, 1997                                        9,000              -            (3,511)        5,489

     Issuance of common stock                                       -      1,797,137                 -     1,803,450
     Effect of recapitalization and merger                     (9,000)     1,181,500             1,732     1,203,919
     Cost associated with recapitalization and merger               -       (371,111)                -      (371,111)
     Net loss for the period May 16, 1997 to December 31, 1997      -              -          (554,702)     (554,702)
-----------------------------------------------------------------------------------------------------------------------


BALANCE, at December 31, 1997                                       -      2,607,526          (556,481)    2,087,045

     Issuance of common stock                                       -      6,999,125                 -     7,000,000
     Costs associated with common stock issuance                    -        (50,000)                -       (50,000)
     Options issued to consultants                                  -         45,446                 -        45,446
     Net loss for the year ended December 31, 1998                  -              -        (1,973,913)   (1,973,913)

                  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)

                                           Preferred Stock        Preferred Stock
                                              Series A                Series B              Common Stock
                                       ------------------------ -------------------------------------------------     Members'
                                             Shares     Amount    Shares      Amount      Shares         Amount        Capital
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1998                     - $        -         -  $        -  36,875,020   $     36,875   $          -

     Exercise of stock options                    -          -         -           -       4,500              5              -
     Issuance of warrants and options             -          -         -           -           -              -              -
     Issuance of common stock                     -          -         -           -     503,866            504              -
     Issuance of preferred stock             12,015        120         -           -           -              -              -
     Net loss for the year ended
         December 31, 1999                        -          -         -           -           -              -              -
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1999                12,015        120         -           -  37,383,386         37,384              -

     Stock option compensation                    -          -         -           -           -              -              -
     Issuance of warrants and options             -          -         -           -           -              -              -
     Issuance of preferred stock dividend       841          8         -           -           -              -              -
     Issuance of preferred stock                  -          -   337,056       3,370           -              -              -
     Net loss for the year ended
         December 31, 2000                        -          -         -           -           -              -              -
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 2000                12,856        128   337,056       3,370  37,383,386         37,384              -
--------------------------------------------------------------------------------------------------------------------------------


                                                                          Deficit
                                                                      Accumulated
                                                    Additional         During the
                                                       Paid-in        Development
                                                       Capital              Stage           Total
---------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1998                    $   9,602,097   $     (2,530,394)  $   7,108,578

     Exercise of stock options                          50,058                  -          50,063
     Issuance of warrants and options                3,664,749                  -       3,664,749
     Issuance of common stock                        6,082,150                  -       6,082,654
     Issuance of preferred stock                    11,578,839                  -      11,578,959
     Net loss for the year ended
         December 31, 1999                                   -         (6,052,841)     (6,052,841)
---------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1999                       30,977,893         (8,583,235)     22,432,162

     Stock option compensation                         125,020                  -         125,020
     Issuance of warrants and options                1,366,050                  -       1,366,050
     Issuance of preferred stock dividend                   (8)                 -               -
     Issuance of preferred stock                     5,272,970                  -       5,276,340
     Net loss for the year ended
         December 31, 2000                                   -        (10,787,062)    (10,787,062)
---------------------------------------------------------------------------------------------------

BALANCE, at December 31, 2000                       37,741,925        (19,370,297)     18,412,510
---------------------------------------------------------------------------------------------------

                  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)

                                           Preferred Stock        Preferred Stock
                                              Series A                Series B              Common Stock
                                       ------------------------ -------------------------------------------------     Members'
                                             Shares     Amount    Shares      Amount      Shares         Amount        Capital
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 2000                12,856 $      128   337,056  $    3,370  37,383,386   $     37,384   $          -

     Stock option compensation                    -          -         -           -           -              -              -
     Issuance of common stock for cash            -          -         -           -     695,486            696              -
     Issuance of common stock in
         satisfaction of anti-dilution
         provision                                -          -         -           -     763,426            763              -
     Issuance of preferred stock dividend         -          -    20,224         202           -              -              -
     Net loss for the year ended
         December 31, 2001                        -          -         -           -           -              -              -
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 2001                12,856 $      128   357,280  $    3,572  38,842,298   $     38,843   $          -
================================================================================================================================


                                                                                Deficit
                                                                              Accumulated
                                                            Additional         During the
                                                               Paid-in        Development
                                                               Capital              Stage           Total
                                                        ---------------------------------------------------

BALANCE, at December 31, 2000                            $  37,741,925   $    (19,370,297)  $  18,412,510

     Stock option compensation                                  64,729                  -          64,729
     Issuance of common stock for cash                       1,068,027                  -       1,068,723
     Issuance of common stock in satisfaction
         of anti-dilution provision                               (763)                 -               -
     Issuance of preferred stock dividend                         (202)                 -               -
     Net loss for the year ended December 31, 2001                   -         (9,723,016)     (9,723,016)
-----------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 2001                            $  38,873,716   $    (29,093,313)  $   9,822,946
===========================================================================================================


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                 Cumulative
                                                                                                                    Amounts
                                                                                                                       From
                                                                                                                November 3,
                                                                                                                       1996
                                                        Year Ended         Year Ended         YEAR ENDED     (Inception) to
                                                      December 31,       December 31,       DECEMBER 31,       December 31,
                                                              1999               2000               2001               2001
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                      $    (6,052,841)   $   (10,787,062)  $     (9,723,016)  $    (29,093,313)
     Depreciation and amortization                         282,049            416,511            442,191          1,306,585
     Loss (gain) on disposal of equipment and
         leasehold improvements                                  -             43,041             (4,617)            38,424
     Gain on sale of marketable securities                       -                  -                  -            (18,503)
     United States Treasury Notes
         amortization                                       24,914            (41,437)            (1,029)            12,586
     Stock option compensation                             381,321            125,020             64,729            616,516
     Issuance of warrants in exchange for
         services rendered                               1,043,466          2,191,262            760,363          3,995,091
     Loss from investment in affiliate                     306,029          1,203,392          1,952,758          3,462,179
     Changes in operating assets and
         liabilities
         Prepaid expenses                                 (155,315)           408,595            152,340            (29,775)
         Interest receivable                                37,144             (8,892)            93,219                  -
         Accounts payable                                  (21,085)          (141,444)          (267,945)           373,774
         Accrued expenses                                        -            579,452            (11,278)           568,174
         Accrued equipment lease                                 -                  -          1,123,740          1,123,740
------------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                   (4,154,318)        (6,011,562)        (5,418,545)       (17,644,522)
------------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of marketable securities                               -                  -                  -          2,164,464
     Purchases of marketable securities                          -                  -                  -         (2,182,967)
     Purchases of United States Treasury
         Notes                                          (5,475,373)       (11,749,970)        (4,870,000)       (38,656,973)
     Sales of United States Treasury Notes               5,660,000         12,320,000          9,815,000         39,778,548
     Purchase of equipment and leasehold
         improvements                                     (374,741)          (516,186)           (45,938)        (1,943,553)
     Proceeds from sale of equipment                             -                  -            145,551            145,551
     Costs to acquire patent                              (150,000)           (50,000)                 -           (237,335)
     Investment in and advances to affiliate           (12,304,459)            93,548         (2,245,948)       (14,456,859)
     (Increase) decrease  in restricted cash              (100,000)           100,000                  -                  -
     Increase in deposit                                   (29,370)          (500,000)           (14,383)          (543,753)
------------------------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by investing
activities                                             (12,773,943)          (302,608)         2,784,282        (15,932,877)
------------------------------------------------------------------------------------------------------------------------------

                  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                                           CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                                                  Cumulative
                                                                                                                     Amounts
                                                                                                                        From
                                                                                                                 November 3,
                                                                                                                        1996
                                                         Year Ended         Year Ended         YEAR ENDED     (Inception) to
                                                       December 31,       December 31,       DECEMBER 31,       December 31,
                                                               1999               2000               2001               2001
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on capital leases          $       (108,255)  $        (21,148)  $        (18,356)  $       (291,704)
     Net proceeds from issuance of equity                18,066,063          5,276,340          1,068,723         31,367,439
     Proceeds from capital contributions by
         shareholders                                             -                  -                  -          1,911,674
     Proceeds from issuance of debt                               -                  -          2,314,005          2,314,005
     Cost of recapitalization                                     -                  -                  -           (371,111)
-------------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                17,957,808          5,255,192          3,364,372         34,930,303
-------------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                          1,029,547         (1,058,978)           730,109          1,352,904

CASH AND CASH EQUIVALENTS, at beginning of year             652,226          1,681,773            622,795                  -
-------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, at end of year          $      1,681,773   $        622,795   $      1,352,904   $      1,352,904
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

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      ORGANIZATION AND
        SIGNIFICANT ACCOUNTING
        POLICIES

        NATURE OF OPERATIONS       Photogen Technologies, Inc. (the "Company"),
                                   through its subsidiary Photogen, Inc.,
                                   successor to Photogen, L.L.C., is a
                                   development-stage biopharmaceutical company that is focusing on developing a novel contrast agent with potential applications
                                   (1) as a blood pool agent to diagnose
                                   diseased tissue in the cardiovascular system and other organs and (2) to diagnose cancer metastasizing into the lymphatic system. The
                                   Company also has in development certain
                                   minimally invasive products for the
                                   treatment of psoriasis and other topical diseases and cancer and certain laser device technology. The Company also has an investment in a joint venture (Note 3).

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

        UNITED STATES TREASURY     United States Treasury notes are classified
        NOTES                      as held-to-maturity securities and all
                                   investments mature within one year.
                                   Held-to-maturity securities are stated at amortized cost which approximates market.

        EQUIPMENT AND LEASEHOLD    Equipment and leasehold improvements are
        IMPROVEMENTS               stated at cost. Depreciation and
                                   amortization of equipment are provided for using the straight-line method over the estimated useful lives of the assets.
                                   Computers and laboratory equipment are being depreciated over five years, furniture and fixtures are being depreciated over seven years and leasehold improvements are being amortized over five years. Leasehold improvements are being amortized on a straight-line basis over the lives of the respective leases or the service lives of the improvements, whichever is shorter.
                                   Depreciation expense was $264,688, $374,845 and $400,525 for 1999, 2000 and 2001,
                                   respectively.

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

                                   The Company has not recorded an income tax benefit for net operations losses incurred of approximately $20,510,000 primarily expiring in 2018 through 2021, or for equity losses in affiliate of approximately $3,462,000. The Company is in the development stage and realization of the losses is not considered more likely than not. An income tax valuation allowance has been provided for the losses realized to date.

       BASIC AND DILUTED LOSS      Basic and diluted loss per common share is
       PER COMMON SHARE            computed based on the weighted average
                                   number of common shares outstanding. Loss per share excludes the impact of outstanding options, warrants, convertible preferred stock and convertible debt as they are antidilutive. Potential common shares excluded from the calculation at December
                                   31, 2001 are 6,519,000 options, 1,149,724
                                   warrants, 1,124,268 shares issuable upon the conversion of Series A and B Preferred Stock and 130,162 shares issuable upon conversion of long-term debt.

       FINANCIAL INSTRUMENTS       The carrying amounts reported in the
                                   consolidated balance sheets for cash,
                                   treasury notes, accounts payable and accrued expenses approximate fair value because of the short-term nature of these amounts. The
                                   Company believes the fair value of its
                                   fixed-rate borrowings approximates the
                                   market value.

        RECLASSIFICATION           Certain 2000 amounts have been reclassified
                                   to conform with the 2001 presentation.

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

                                   In June 2001, the Financial Accounting
                                   Standards Board finalized SFAS No. 142,
                                   "Goodwill and Other Intangible Assets." SFAS
                                   142 requires, among other things, that
                                   companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company is currently assessing but has not yet determined how the adoption of SFAS 142 will impact its financial position and results of operations.

                                   In October 2001, the Financial Accounting
                                   Standards Board issued SFAS No. 144,
                                   "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the implications of adoption of SFAS 144 and anticipates adopting its provisions in fiscal year 2002.

2.      RECAPITALIZATION AND       On May 16, 1997, MT Financial Group, Inc.
        MERGER                     (an inactive public company), through its
                                   wholly owned subsidiary, effected a reverse merger with Photogen, Inc. ("Photogen"), successor to Photogen, L.L.C. Photogen,
                                   L.L.C. was incorporated on September 10, 1996 and commenced operations November 3, 1996. Photogen, L.L.C. was formed to develop proprietary laser-based technologies related to photodynamic therapy. Legally, Photogen is a wholly owned subsidiary of Photogen
                                   Technologies, Inc. (formerly known as MT
                                   Financial Group, Inc.).

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

                                   As part of the recapitalization, the Company sold 6,312,833 shares of common stock for a total purchase price of approximately $1,803,450. Further, as consideration for the acquisition of Photogen, 24,000,000 shares of common stock were issued. Five founding shareholders have agreed not to sell these shares until May 2004 without the prior consent of the Company. These shareholders currently hold approximately 20,548,000 shares.

                                   Legal and brokerage fees of approximately
                                   $371,000 were charged to additional paid-in capital as costs of the recapitalization and merger. Included in the paid-in capital is the net cash of approximately $109,000 from MT Financial Group, Inc.

3.      JOINT VENTURE/             On October 7, 1999, the Company formed a
        INVESTMENT IN              joint venture with Elan International
        AFFILIATE                  Services, Ltd. ("Elan") to develop and
                                   commercialize nanoparticulate diagnostic imaging agents for the detection and treatment of cancer through lymphography.

                                   Sentigen Ltd. ("Sentigen") was formed to hold the operations, assets and liabilities of the joint venture. Elan purchased 2,980 shares of Sentigen nonvoting convertible preferred stock for $2,985,000 representing a 19.9% ownership interest. Elan also purchased 12,015 shares of the Company's Series A convertible exchangeable preferred stock for $12,015,000. In connection with the issuance of the preferred stock to Elan, the Company granted warrants to Elan to purchase 100,000 shares of the Company's common stock at $21.17 per share which was valued at $678,000. As a result, a preferred stock dividend of $436,041 is being recorded for the accretion of the preferred stock to its face value of $12,015,000 over the period until it is first convertible. Beginning in 2000, in accordance with EITF 00-27, the Company recorded an additional preferred stock dividend to represent the beneficial conversion feature associated with the intrinsic value of the Series A Preferred conversion option. As a result, an additional preferred stock dividend of $436,041 is being recorded over the period until it is first convertible. As of December 31, 2001, the beneficial conversion feature had been fully recorded.

                                   The Company purchased 12,000 shares of
                                   Sentigen's common stock for $12,015,000
                                   representing an 80.1% ownership interest.

                                   Sentigen used the $15,000,000 received from the Company and Elan to purchase from Elan a worldwide license to certain patented Elan technology related to the joint venture. Expenses incurred by the Company and Elan, which relate to the development of the diagnostic imaging agents, are charged to Sentigen.

                                   Elan granted the Company a line of credit of $4,806,000 to be used by the Company to fund their portion of Sentigen's research and development. Principal and interest under the line of credit, if any, become due and payable in 2005 or, at the option of Elan, can be converted into the Company's common stock at $18.15 per share. Any borrowings under the line of credit would bear interest at 8%. There were no borrowings on this line of credit at December 31, 2000. At December 31, 2001, borrowings on this line of credit were $2,314,005 and accrued interest was $48,429.

                                   In connection with the joint venture
                                   agreement, Elan also purchased 461,538 shares of the Company's common stock for $6,000,000. If in the Company's next third-party offering after the issuance of the Series A Preferred, it sells common stock at a price less than $13 per share, the Company must issue additional shares to Elan so that Elan's overall price for its common stock equals the effective price in that third-party offering. During 2001, the Company issued 763,426 shares of common stock to satisfy this requirement.

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

                                   Following is summarized financial information for Sentigen at December 31, 2000 and 2001:

                                                                                           2000             2001
                                 ---------------------------------------------------------------------------------

                                 Cash                                            $            -  $         9,345
                                 License purchased from Elan,
                                     net of amortization of
                                     $244,565 and $1,222,829,
                                     respectively                                    14,755,435       13,777,171
                                 ---------------------------------------------------------------------------------

                                 Total assets                                    $   14,755,435  $    13,786,516
                                 =================================================================================

                                 Due to affiliates                               $    1,639,855  $       210,596

                                 Total shareholders' equity                          13,115,580       13,575,920
                                 ---------------------------------------------------------------------------------

                                 Total liabilities and equity                    $   14,755,435  $    13,786,516
                                 =================================================================================

                                 Research and development expense                $    1,257,815  $     1,450,291
                                 Amortization of license                                244,565          978,264
                                 ---------------------------------------------------------------------------------

                                 Net loss                                        $    1,502,380  $     2,428,555
                                 =================================================================================

4.      ACCRUALS                   Accrued expenses consist of the following:

                                   DECEMBER 31,                                         2000           2001
                                   ---------------------------------------------------------------------------
                                   Accrued salaries                            $     195,345  $      93,963
                                   Accrued bonuses                                    54,107        251,850
                                   Accrued interest (Note 3)                               -         48,429
                                   Accrued restructuring (Note 9)                    330,000        173,932
                                   ---------------------------------------------------------------------------

                                                                               $     579,452  $     568,174
                                   ===========================================================================

5.      COMMITMENTS            (a) At December 31, 2001, the Company has a
                                   lease for office and laboratory space in Knoxville, Tennessee, expiring in May 2002 and a lease for office space in New Hope, Pennsylvania, expiring in August 2004.

                                   The Company also has an operating lease for laboratory equipment expiring in 2004.
                                   During 2001, the Company determined that equipment leased by the Company under this operating lease would no longer be used by the Company in its research. As a result, in 2001, the Company recorded a provision for all future lease payments of $1,264,208. $568,138 of this provision was recorded in the fourth quarter. At December 31, 2001, $1,123,740 remains to be paid. In conjunction with this operating lease, the Company provided $500,000 as cash collateral to be refunded over the term of the lease. In 2002, $100,000 was refunded and, accordingly, this amount has been recorded as a current deposit at December 31, 2001. The Company and the lessor have agreed to offset certain future lease payments with the remaining $400,000 deposit. As a result, an amount representing 2002 lease payments of $374,580 has been classified as a current deposit at December 31, 2001.

                                   Total rental expense charged to operations for the years ended December 31, 1999, 2000 and 2001 aggregated approximately $44,000, $352,000 and $358,000, respectively.

                                   Minimum future rental payments under
                                   these leases are as follows:


                                                                                  Operating
                                          YEAR ENDING DECEMBER 31,                   Leases
                                          ----------------------------------------------------
                                          2002                               $      561,000
                                          2003                                      547,000
                                          2004                                      475,000
                                          ----------------------------------------------------

                                          Total                              $    1,583,000
                                          ====================================================

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

6.      EQUITY TRANSACTIONS         (a)     The Company applies the recognition
                                            provisions of SFAS No. 123,
                                            "Accounting for Stock-Based
                                            Compensation," in accounting for
                                            stock options issued to
                                            nonemployees. The Company has
                                            issued options and warrants in
                                            exchange for consulting services
                                            rendered. The Company issued 10,000
                                            options and 502,000 warrants in
                                            1999, 21,000 options and 515,000
                                            warrants in 2000 and 30,000 options
                                            in 2001. As the fair market value
                                            of these services was not readily
                                            determinable, these services were
                                            valued based on the fair market
                                            value, determined using the
                                            Black-Scholes option pricing model,
                                            for the options issued which ranged
                                            from $5.22 to $9.52 in 1999, $1.34
                                            to $9.51 in 2000 and $1.70 in 2001.
                                            Consulting costs charged to
                                            operations were $1,199,787 in 1999,
                                            $2,316,282 in 2000 and $825,092 in
                                            2001. At December 31, 2000,
                                            $760,363 was classified as prepaid
                                            consulting expense as this amount
                                            represented payment in fully vested
                                            nonforfeitable warrants for
                                            services to be provided in the
                                            future. There was no prepaid
                                            consulting at December 31, 2001.

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

                                   (c)      In 1999, the Company issued 740,000
                                            variable stock options to employees
                                            which would vest upon completion of
                                            performance milestones. Exercise
                                            prices ranged from $9.38 to $18.13
                                            and expired in 10 years. As of
                                            December 31, 1999, 75,000 of these
                                            shares had vested. Compensation
                                            charged to operations was $225,000
                                            in 1999. In 2000, all of these
                                            variable stock options were
                                            cancelled.

                                    (d)     Series A Preferred Stock - The
                                            Company originally designated
                                            12,015 shares of preferred stock
                                            as Series A Preferred Stock
                                            ("Series A Preferred"). For the
                                            first six years from issuance,
                                            the preferred stock has a
                                            mandatory dividend of 7%. Such
                                            dividends are cumulative and
                                            compound on a semiannual basis
                                            and are payable semiannually
                                            solely by the issuance of
                                            additional preferred Series A
                                            stock. The Company has a deficit
                                            and, as a result, the dividends
                                            have been recorded against
                                            paid-in capital. In accordance
                                            with the provisions of the
                                            agreement, the Company issued 841
                                            additional preferred shares in
                                            2000 in settlement of dividend
                                            requirements. Therefore, at
                                            December 31, 2001, there were
                                            12,856 shares of Series A
                                            Preferred outstanding. The
                                            Company has accrued and will
                                            issue 932 preferred shares in
                                            fulfillment of the 2001 dividend
                                            requirement. The Series A
                                            Preferred shall rank senior to
                                            any future series of preferred
                                            stock unless the majority of the
                                            Series A shareholders agree to
                                            rank pari passu with any future
                                            issuances. The liquidation
                                            preference is $1,000 per share.
                                            The Series A Preferred is
                                            convertible, after two years but
                                            before six years from issuance,
                                            into common stock of the Company
                                            with an initial
                                           conversion price of $21.17. The
                                           conversion price is subject to
                                           adjustment for certain dilutive
                                           events. Alternatively, the holder of
                                           the Series A Preferred can elect to
                                           exchange the Series A preferred
                                           shares for the number of shares in
                                           Sentigen which would allow the Series
                                           A holder to then own a total of 50%
                                           of Sentigen. The Series A holder is
                                           currently the minority shareholder in
                                           Sentigen. The exchange right is not
                                           available for any shares which have
                                           been converted to common stock. The
                                           exchange right terminates six years
                                           from the issuance of the Series A
                                           Preferred. The Series A Preferred was
                                           issued in October 1999.

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

                                    (e)    Series B Preferred Stock - In
                                           February 2000, the Company
                                           completed a private placement of
                                           its Series B Convertible Preferred
                                           Stock ("Series B Preferred"). The
                                           Company received cash proceeds, net
                                           of related expenses, of $5,276,340
                                           in exchange for 337,056 shares of
                                           the Series B Preferred. The Series
                                           B Preferred has an annual dividend
                                           rate of 6%. Such dividends are
                                           cumulative, shall compound on an
                                           annual basis and are payable
                                           annually by the issuance of
                                           additional preferred Series B
                                           stock. The Company has a deficit
                                           and, as a result, the dividends
                                           will be recorded against paid-in
                                           capital. In accordance with the
                                           provisions of the agreement, the
                                           Company issued 20,224 additional
                                           preferred shares in settlement of
                                           dividend requirements. Therefore,
                                           at December 31, 2001, there were
                                           357,280 shares of Series B
                                           Preferred outstanding. The Company
                                           has accrued and will issue 21,437
                                           preferred shares in 2002. The
                                           Series B Preferred is subordinate
                                           to the Series A Preferred.

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

                                           Holders of Series B Preferred may
                                           convert shares of Series B Preferred
                                           into 1.4 shares of common stock at
                                           any time.

                                           The Series B Preferred contains
                                           beneficial conversion features.
                                           Emerging Issues Task Force Issue
                                           98-5, "Accounting for Convertible
                                           Securities with Beneficial Conversion
                                           Features or Contingently Adjustable
                                           Conversion Ratios," requires the
                                           issuer to assume that the holder will
                                           not convert the instrument until the
                                           time of the most beneficial
                                           conversion which would occur after
                                           January 1, 2002. Using the conversion
                                           ratio at January 1, 2002 of 1.4
                                           shares of common stock and the stock
                                           price at the date of issuance, the
                                           maximum beneficial conversion amount
                                           is $2,322,316. This amount will be
                                           recorded as additional preferred
                                           stock dividends over the period from
                                           issuance until January 1, 2002.
                                           Through December 31, 2001, this full
                                           amount has been recorded as
                                           additional dividends.

                                           The conversion ratio is subject to
                                           adjustment for certain dilutive
                                           events, including issuance of common
                                           stock or equivalent securities at
                                           less than $16.88 per share. In 2001,
                                           the Company issued common stock at
                                           less than $16.88. As a result, the
                                           revised conversion ratio for the
                                           number of shares of common stock
                                           issuable upon conversion of Series B
                                           Preferred is 1.44703 at December 31,
                                           2001.

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

                                            -   At any time after January 1,
                                                2005.

                                    (f)    Common Stock - The Company is
                                           subject to six sets of registration
                                           rights agreements covering an
                                           aggregate of 5,490,162 shares of
                                           the Company's common stock,
                                           warrants that have vested covering
                                           the Company's common stock and
                                           common stock issuable upon
                                           conversion of the Company's Series
                                           A and B Preferred. All of the
                                           agreements contain piggyback
                                           registration rights and two contain
                                           demand registration rights upon the
                                           occurrence of certain events and
                                           subject to various terms and
                                           conditions. Of the 5,490,162
                                           shares, 4,260,000 shares are
                                           entitled to piggyback registration
                                           only and 1,230,162 are entitled to
                                           both demand and piggyback
                                           registration. Warrants that have
                                           vested covering 1,149,724 shares of
                                           the Company's common stock have
                                           weighted average anti-dilution
                                           rights.

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

                                           On February 9, 2001, the Company's
                                           shelf registration on Form S-3 was
                                           declared effective. Under the shelf
                                           registration, the Company may issue
                                           up to $40,000,000 of common stock. As
                                           of December 31, 2001, 695,486 shares
                                           have been issued under the shelf
                                           registration for cash proceeds of
                                           $1,068,723, net of related expenses
                                           of $56,252.

7.      STOCK INCENTIVE PLANS      The Company maintains three long-term
        AND WARRANTS               incentive compensation plans, which are
                                   described as follows:

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

                                 Information with respect to the plans follows:



                                 YEAR ENDED DECEMBER 31,                     1999            2000           2001
                                 ----------------------------------------------------------------------------------
                                 Options outstanding at beginning
                                     of year                               92,500       1,205,500      5,644,000
                                 Options granted                        1,117,500       5,546,000        875,000
                                 Options forfeited                              -      (1,107,500)             -
                                 Options exercised                         (4,500)              -              -
                                 ----------------------------------------------------------------------------------

                                 Options outstanding at end of year     1,205,500       5,644,000      6,519,000
                                 ==================================================================================

                                 Option prices per share granted    $9.38 - 19.38   $2.75 - 15.00   $1.14 - 5.31
                                 ==================================================================================

                                 Weighted average exercise price
                                     Options granted                $       11.83   $       10.38   $       2.03
                                     Options exercised                      11.13               -              -
                                     Options forfeited                          -           11.82              -
                                     Options outstanding at end of
                                          year                              11.94           10.47           9.29
                                     Options exercisable at end of
                                          year                               9.88            6.37          10.76
                                 Number of shares exercisable              18,500         112,500      1,833,333


                                              Options Outstanding                      Options Exercisable
                                   -----------------------------------------------------------------------------------
                                                                   Weighted                                 Weighted
                                                                    Average                      Number      Average
                                                       Number      Remaining                  Outstanding   Remaining
                                       Range of    Outstanding at Contractual    Range of          at      Contractual
                                       Exercise     December 31,     Life        Exercise     December 31,    Life
                                        Price           2001        (Years)        Price          2001       (Years)
                                   -----------------------------------------------------------------------------------
                                   $1.14-1.70             225,000         9.9      $1.14-1.70            -        -
                                   $1.91-2.13             600,000         9.1      $1.91-2.13            -        -
                                   $2.75                1,528,000         8.9           $2.75      427,000      8.9
                                   $5.31                   50,000         9.1           $5.31            -        -
                                   $6.875-8.25          1,018,000         8.6          $6.875      351,333      8.6
                                   $11.125-13.250          88,000         6.7  $11.125-13.250       49,000      6.7
                                   $15.00-15.06         3,010,000         8.4          $15.06    1,006,000      8.4

                                   The Company applies APB Opinion 25 and
                                   related interpretations in accounting for stock options granted to employees and directors. Under APB Opinion 25, no compensation cost is recorded if the exercise price is equal to the market price on the date of grant and the number of shares is fixed at that date.

                                   The weighted-average, grant date fair value of stock options granted to employees and directors during the year, and the significant assumptions used to determine those fair values, using a modified Black-Scholes option pricing model, and the pro forma effect on earnings of the fair value accounting for stock options under SFAS No. 123, are as follows:

                                                                           1999              2000             2001
                                  -------------------------------------------------------------------------------------
                                  Weighted average fair value per
                                      options granted               $     10.76     $        4.67     $        .91

                                  Significant assumptions
                                      (weighted average)
                                      Risk-free interest rate at
                                           grant date                       6.2%              6.2%             4.8%
                                      Expected stock price
                                           volatility                      88.0%             94.3%            95.5%
                                      Expected option life (years)            7                 5                5

                                  Net loss
                                      As reported                   $(6,052,841)    $ (10,787,062)    $ (9,723,016)
                                      Pro forma                     $(6,511,604)    $ (19,143,596)    $(21,037,474)


                                                                                1999            2000           2001
                                  ------------------------------------------------------------------------------------

                                  Net loss applicable to common
                                      shareholders
                                      As reported                        $(6,273,518)  $ (13,491,813)  $(12,666,771)
                                      Pro forma                          $(6,732,281)  $ (21,848,347)  $(23,981,229)

                                  Net loss per share - basic and
                                      diluted
                                      As reported                        $      (.17)  $        (.36)  $       (.33)
                                      Pro forma                          $      (.18)  $        (.58)  $       (.63)

                                   Information with respect to warrants follows:

                                  YEAR ENDED DECEMBER 31,                       1999           2000           2001
                                  -----------------------------------------------------------------------------------

                                  Warrants outstanding at beginning
                                      of year                                      -        602,000      1,149,724
                                  Warrants granted                           602,000        547,724              -
                                  -----------------------------------------------------------------------------------

                                  Warrants outstanding at end of year        602,000      1,149,724      1,149,724
                                  ===================================================================================

                                  Warrant prices per share
                                      outstanding                       $ 9.45-21.17   $ 9.45-16.88   $ 9.45-16.88
                                  ===================================================================================

                                  Weighted average exercise price
                                      Warrants granted                  $      11.42   $      10.06   $          -
                                      Warrants outstanding              $      11.42   $      10.77   $      10.77


                                  Exercise dates of warrants range from August 2004 to January 2010.

8.      DIVIDENDS                  Dividends are comprised of the following:


                                                                    December 31,     December 31,      DECEMBER 31,
                                  YEAR ENDED                                1999             2000              2001
                                  -----------------------------------------------------------------------------------
                                  Accrual of dividend on
                                      Series A Convertible
                                      Preferred                $         220,677  $       868,248 $         930,090

                                  Deemed dividend
                                      associated with
                                      beneficial conversion
                                      feature of Series A
                                      Convertible Preferred                    -          480,928           391,154

                                  Accrual of dividend on
                                      Series B Convertible
                                      Preferred                                -          296,478           359,292

                                  Deemed dividend
                                      associated with
                                      beneficial conversion
                                      feature of Series B
                                      Convertible Preferred                    -        1,059,097         1,263,219
                                  -----------------------------------------------------------------------------------

                                  Total                        $         220,677  $     2,704,751 $       2,943,755
                                 ====================================================================================

9.      RESTRUCTURING               In 2000, the Company recorded a
                                    restructuring charge of $597,025, included in operating expenses, relating to the closure of its operations in Westborough, Massachusetts. The restructuring charge includes accruals related to estimated lease termination costs and accruals related to employee severance and related expenses in connection with their termination. All employees at the Westborough facility were terminated. The activities previously performed at the Westborough facility will continue at other company locations or with outside consultants. The restructuring charge is summarized as follows:



                                                                                Balance                          BALANCE
                                                             Utilized                at                               AT
                                              Charge in            in      December 31,     Utilized in     DECEMBER 31,
                                                   2000          2000              2000            2001             2001
                        -------------------------------------------------------------------------------------------------

                        Employee costs      $   395,223   $    65,223   $       330,000    $    156,068  $       173,932
                        Lease costs             201,802       201,802                 -               -                -
                        -------------------------------------------------------------------------------------------------

                        Total               $   597,025   $   267,025   $       330,000    $    156,068  $       173,932
                        =================================================================================================

10.     SELECTED QUARTERLY
        FINANCIAL DATA
        (UNAUDITED)


                                                                       2000                                       2001
              ----------------------------------------------------------------------------------------------------------
                                                                   Net Loss                                   NET LOSS
                                                                  Per Share                                  PER SHARE
                                    Operating            Net     (Basic and      OPERATING          NET     (BASIC AND
                                     Expenses           Loss       Diluted)       EXPENSES         LOSS       DILUTED)
              ----------------------------------------------------------------------------------------------------------

              Quarters
                  Fourth          $ 2,652,046  $  (3,103,418)  $      (0.11)  $  2,187,969  $(2,618,532)  $      (0.08)
                  Third             3,186,890     (2,696,499)         (0.09)     1,669,850   (2,003,375)         (0.07)
                  Second            2,089,098     (2,557,181)         (0.09)     1,412,420   (2,073,997)         (0.08)
                  First             2,072,746     (2,429,964)         (0.07)     2,610,760   (3,027,112)         (0.10)
              ----------------------------------------------------------------------------------------------------------

                                  $10,000,780  $ (10,787,062)  $      (0.36)  $  7,880,999  $(9,723,016)  $      (0.33)
              ==========================================================================================================

11.  Subsequent   (a)      On April 8, 2002, the Company entered into a credit
     Events                facility that will provide the Company with a
                           $2,500,000 revolving line of credit, bearing interest at 4.65%, for a period of five years. The loan is secured by a lien on all of the Company's assets. The lender is an entity which is controlled by a director of the Company.

                  (b) The Company has been in discussions with the founders of Photogen, L.L.C., about the possibility of transferring to an entity they control certain of the Company's therapeutic technologies (primarily PH-10 and laser technologies) in exchange for the Company's stock beneficially owned by the founders (approximately 20,548,435 shares of common stock). The Company has not progressed beyond preliminary discussions concerning the possible transaction at this time. The consummation of such a transaction would depend upon the resolution of numerous contingencies, including negotiating a structure for the transaction, resolution of any potential tax and accounting issues, execution of definitive agreements, receipt of appropriate fairness and other opinions, and board and stockholder approval. There can be no assurance that such a transaction can ultimately be consummated.

Independent Auditors' Report

To the Board of Directors and Shareholders of Sentigen Ltd.

We have audited the accompanying balance sheets of Sentigen Ltd., a development stage company, as of December 31, 2001 and 2000, and the related statements of operations, shareholders' equity and cash flows for the period from October 7, 1999 (inception) to December 31, 2001 and for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sentigen Ltd. at December 31, 2001 and 2000, and the results of its operations and its cash flows for the period from October 7, 1999 (inception) to December 31, 2001 and the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO International

Hamilton, Bermuda
April 5, 2002

                                                       SENTIGEN LTD.
                                                      BALANCE SHEETS

DECEMBER 31,                                                               2001           2000
------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash                                                            $     9,345   $          -
------------------------------------------------------------------------------------------------

LICENSE OF ELAN TECHNOLOGY, net of amortization of $1,222,829 and
    $244,565, respectively                                           13,777,171     14,755,435
------------------------------------------------------------------------------------------------

                                                                    $13,786,516   $ 14,755,435
================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Due to shareholders                                             $   210,596   $  1,639,855
------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
    Preferred stock; par value $1.00 per share; 2,980 shares
        authorized, issued and outstanding                                2,980          2,980
    Common stock; par value $1.00 per share; 12,000 shares
        authorized, issued and outstanding                               12,000         12,000
    Additional paid-in capital                                       17,873,915     14,985,020
    Deficit accumulated during the development stage                 (4,312,975)    (1,884,420)
------------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                           13,575,920     13,115,580
------------------------------------------------------------------------------------------------

                                                                    $13,786,516   $ 14,755,435
================================================================================================

                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                             SENTIGEN LTD.
                                                        STATEMENTS OF OPERATIONS

                                                                                  CUMULATIVE
                                                                                AMOUNTS FROM
                                                                                  OCTOBER 7,
                                                                                        1999
                                            YEAR ENDED        Year ended      (INCEPTION) TO
                                          DECEMBER 31,      December 31,        DECEMBER 31,
                                                  2001              2000                2001
----------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Research and development            $    1,450,291    $    1,257,815   $       3,090,146
    Amortization of license                    978,264           244,565           1,222,829
----------------------------------------------------------------------------------------------

NET LOSS                                $   (2,428,555)   $   (1,502,380)  $      (4,312,975)
==============================================================================================

                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                         SENTIGEN LTD.
                                              STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                 Deficit
                                                                                             Accumulated
                                        Preferred Stock       Common Stock     Additional     During the
                                        ----------------   -----------------      Paid-in    Development
                                        Shares    Amount   Shares     Amount      Capital          Stage          Total
------------------------------------------------------------------------------------------------------------------------
Issuance of common stock                     -  $      -   12,000  $  12,000  $12,003,000  $           -   $ 12,015,000
Issuance of preferred stock              2,980     2,980        -          -    2,982,020              -      2,985,000
Net loss for the period October 7, 1999
    to December 31, 1999                     -         -        -          -            -       (382,040)      (382,040)
------------------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1999            2,980     2,980   12,000     12,000   14,985,020       (382,040)    14,617,960

Net loss for the year ended December
    31, 2000                                 -         -        -          -            -     (1,502,380)    (1,502,380)
------------------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 2000            2,980     2,980   12,000     12,000   14,985,020     (1,884,420)    13,115,580

Contribution of capital                      -         -        -          -    2,888,895              -      2,888,895
Net loss for the year ended December
    31, 2001                                 -         -        -          -            -     (2,428,555)    (2,428,555)
------------------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 2001            2,980  $  2,980   12,000  $  12,000  $17,873,915  $  (4,312,975)  $ 13,575,920
========================================================================================================================

                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                  SENTIGEN LTD.
                                             STATEMENTS OF CASH FLOWS


                                                                                   CUMULATIVE
                                                                                 AMOUNTS FROM
                                                                                   OCTOBER 7,
                                                                                         1999
                                              YEAR ENDED       Year ended      (INCEPTION) TO
                                            DECEMBER 31,     December 31,        DECEMBER 31,
                                                    2001             2000                2001
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                             $    (2,428,555)  $   (1,502,380)  $      (4,312,975)
    Amortization                                 978,264          244,565           1,222,829
    Changes in operating assets and
        liabilities
        Due to shareholders                   (1,429,259)       1,257,815             210,596
------------------------------------------------------------------------------------------------
Net cash used in operating activities         (2,879,550)               -          (2,879,550)
------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cost to acquire license                            -                -         (15,000,000)
------------------------------------------------------------------------------------------------

Net cash used in investing activities                  -                -         (15,000,000)
------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of equity                   -                -          15,000,000
    Contribution of capital                    2,888,895                -           2,888,895
------------------------------------------------------------------------------------------------

Net cash provided by financing activities      2,888,895                -          17,888,895
------------------------------------------------------------------------------------------------

NET INCREASE IN CASH                               9,345                -               9,345

CASH, at beginning of period                           -                -                   -
------------------------------------------------------------------------------------------------

CASH, at end of period                   $         9,345   $            -   $           9,345
================================================================================================

                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                            SENTIGEN LTD.
                                                   NOTES TO FINANCIAL STATEMENTS


1.     ORGANIZATION AND
       SIGNIFICANT
       ACCOUNTING POLICIES

       NATURE OF OPERATIONS   Sentigen Ltd. (the "Company") was incorporated on
                              October 7, 1999 in Bermuda. The Company is owned jointly by Photogen Technologies, Inc.
                              ("Photogen") and Elan International Services, Ltd.
                              ("EIS"), a wholly owned subsidiary of Elan
                              Corporation plc ("Elan"), holding 80.1% and 19.9%
                              (nonvoting shares) of the shares, respectively.
                              The primary objective of the Company is to develop and commercialize nanoparticulate diagnostic imaging agents for the detection and treatment of cancer through lymphography.

       BASIS OF PRESENTATION  The Company's ability to continue as a going concern is entirely dependent upon the funds it receives from its shareholders per the Subscription, Joint Development and Operating Agreement.

       ESTIMATES              The financial statements include estimated amounts
                              and disclosures based on management's assumptions about future events. Actual results may differ from those estimates.

       RESEARCH AND           Research and development costs are charged to
       DEVELOPMENT            expense when incurred.

       INCOME TAXES           Under current Bermuda law, the Company is not
                              required to pay any taxes in Bermuda on either income or capital gains.

       RECENT ACCOUNTING      In October 2001, the Financial Accounting
       PRONOUNCEMENTS         Standards Board issued SFAS 144, "Accounting for
                              the Impairment or Disposal of Long-Lived Assets"
                              ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion
                              No. 30, "Reporting the Results of Operations,
                              Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001.
                              The Company is currently evaluating the
                              implications of adoption of SFAS 144 and anticipates adopting its provisions in fiscal year
                              2002.

2.     RELATED PARTY          The amount due to shareholders represents costs
       TRANSACTIONS           for research and development that are
                              subcontracted to Photogen and Elan. The amount due to shareholders is unsecured, and interest free with no set terms of repayment. Research and development expense represents costs under the subcontract agreements with Photogen and Elan.
                              These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.


3.     LICENSE OF ELAN        In 1999, the Company paid a license fee to Elan in
       TECHNOLOGY             the amount of $15,000,000 to acquire rights to
                              certain Elan intellectual property. This license is being amortized on a straight-line basis over 184 months, which is the end of the life of the latest licensed patent.

                              The Company reviews the carrying values of its license for possible impairment whenever an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable.


4.     SHAREHOLDERS' EQUITY   PREFERRED STOCK

                              In October 1999, the Company issued 2,980 shares of nonvoting convertible preferred stock to EIS for $2,985,000 with a par value of $1.00 per share. At any time after October 2002, the holder of the preferred stock has the right to convert the preferred stock on a one-to-one basis into common shares. Additionally, there exists an exchange right which upon exercise, could increase EIS's ownership to 50% of Sentigen Ltd.

                              COMMON STOCK

                              In October 1999, the Company issued 12,000 voting common shares to Photogen for $12,015,000 with a par value of $1.00 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by Item 10 is incorporated by reference to the information under the captions "Directors, Executive Officers, Promoters and Control Persons; and Compliance with Section 16(a) of the Exchange Act" in our definitive proxy statement for the 2002 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by Item 11 is incorporated by reference to the information under the caption "Executive Compensation" in our definitive proxy statement for the 2002 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by Item 12 is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for the 2002 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 13 is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement for the 2002 annual meeting of stockholders.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

     The following is a list of our financial statements and our subsidiaries and supplementary data included in this report under Item 8:

PHOTOGEN TECHNOLOGIES, INC.

Independent Auditors' Report.

Consolidated Balance Sheets as of December 31, 2001 and 2000.

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999 and for the period from November 3, 1996 (inception) to December 31, 2001.

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999 and for the period from November 3, 1996 (inception) to December 31, 2001.

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999 and for the period from November 3, 1996 (inception) to December 31, 2001.

Notes to Consolidated Financial Statements.

SENTIGEN LTD.

Independent Auditors' Report.

Balance Sheets as of December 31, 2001 and 2000.

Statements of Operations for the years ended December 31, 2001 and 2000 and for the period from October 7, 1999 (inception) to December 31, 2001.

Statements of Stockholders' Equity for the years ended December 31, 2001 and 2000 and for the period from October 7, 1999 (inception) to December 31, 2001.

Statements of Cash Flows for the years ended December 31, 2001 and 2000 and for the period from October 7, 1999 (inception) to December 31, 2001.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES

     Schedules are omitted because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

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

          9.1 Amended and Restated Voting Agreement entered into as of the 4th day of September, 2001, by and among Eric A. Wachter, Ph.D., Craig Dees, Ph.D., Walter
                              G. Fisher, Ph.D., Tim Scott, Ph.D., John Smolik,
                              Robert J. Weinstein, M.D., and Theodore Tannebaum, and joined into by Photogen Technologies, Inc. as stockholder of Photogen, Inc. (Filed as Exhibit
                              9.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.)

          10.1 Lease entered into by the Company, P.C. Powell and Wilma Powell dated July 1, 1999. (Filed as Exhibit
                              10.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.)

          10.2 Office Lease dated February 19, 2001 by and between Photogen, Inc. and Union Square, Limited
                              Partnership. (Filed as Exhibit 10.5 to the
                              Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.)

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

          10.6 Form of Non-competition/Non-disclosure Agreements entered into by the Company and each of John
                              Smolik, Eric A. Wachter, Ph.D., Walter G. Fisher,
                              Ph.D., Craig Dees, Ph.D. and Timothy C. Scott
                              Ph.D. dated May 16, 1997. (Filed as Exhibit 10.7 to the Company's Registration Statement on Form
                              10-SB dated December 24, 1997 and incorporated herein by reference.)

          10.7 Employment Agreement entered into by the Company and Taffy J. Williams, Ph.D., dated May 17, 2000.
                              (Filed as Exhibit 10.3 to the Company's Current
                              Report on Form 8-K dated May 17, 2000 and incorporated herein by reference.)

          10.8 Employment Agreement entered into by the Company and Brooks Boveroux, dated August 1, 2000. (Filed as Exhibit 10.12 to the Company's Annual Report on
                              Form 10-K dated December 31, 2000 and incorporated herein by reference.)

          10.9                Employment Agreement with Reinhard Koenig, Ph.D.,
                              M.D., RAC dated January 4, 2001. (Filed as Exhibit
                              10.1 to the Company's Quarterly Report on Form
                              10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.)

          10.10 2000 Long Term Incentive Compensation Plan. (Filed as Exhibit 10.1 to the Company's Current Report on
                              Form 8-K dated May 17, 2000 and incorporated herein by reference.)

          10.11               Senior Executive Long Term Incentive Compensation
                              Plan. (Filed as Exhibit 10.2 to the Company's
                              Current Report on Form 8-K dated May 17, 2000 and incorporated herein by reference.)

          10.12 1998 Long Term Incentive Compensation Plan. (Filed as Exhibit A to the Company's definitive proxy statement filed under Schedule 14A dated April 30, 1998 and incorporated herein by reference.)



          10.13 Incentive Stock Option Award Agreement entered into by and between the Company and Taffy J.
                              Williams, Ph.D. dated May 17, 2000. (Filed as
                              Exhibit 10.4 to the Company's Current Report on
                              Form 8-K dated May 17, 2001 and incorporated herein by reference.)

          10.14 Incentive Stock Option Award Agreement entered into by the Company and Brooks Boveroux dated
                              August 1, 2000. (Filed as Exhibit 10.13 to the
                              Company's Annual Report on Form 10-K dated
                              December 31, 2000 and incorporated herein by reference.)

          10.15 Form of Indemnification Agreement entered into by and between the Company and each Director of the Company. (Filed as Exhibit 10.5 to the Company's
                              Current Report on Form 8-K dated May 17, 2000 and incorporated herein by reference.)

          10.16 Form of Indemnification Agreement entered into with Brooks Boveroux, Reinhard Koenig, Ph.D.,
                              M.D., RAC and any other Senior Executive.

          10.17 Tufts University Sponsored Research Agreement dated August 1, 1999 by and between Photogen, Inc.
                              and Tufts University, a/k/a Trustees of Tufts
                              College. (Filed as Exhibit 10.3 to the Company's
                              Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.) Confidential portions of this exhibit were redacted.

          10.18               Warrant Agreement by and between Photogen
                              Technologies, Inc. and Farcap Group LLC effective
                              August 9, 1999. (Filed as Exhibit 10.5 to the
                              Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)

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

          10.28 Agreement entered into as of May 9, 2001 by and among the Company, Photogen, Inc., and Timothy
                              Scott, John Smolik, Eric Wachter, Craig Dees and
                              Walter Fisher, Theodore Tannebaum and Robert W.
                              Weinstein. (Filed as Exhibit 10.2 to the Company's
                              Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.)

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

          10.31               Letter Agreement between the Company and AmeriCal
                              Securities, Inc., dated March 25, 2002, regarding business development. Confidential portions of this exhibit were redacted.

          10.32               Loan and Security Agreement between Photogen
                              Technologies, Inc., Photogen, Inc. and Tannebaum,
                              LLC dated April 8, 2002.

          10.33               Revolving Promissory Note (Secured) between
                              Photogen Technologies, Inc., Photogen, Inc. and
                              Tannebaum, LLC dated April 8, 2002.


          21                  Subsidiaries of the registrant. (Filed as Exhibit
                              21 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.)

          23.1                Consent of BDO Seidman, LLP, Independent Auditors

          23.2                Consent of BDO International, Independent Auditors

REPORTS ON FORM 8-K.

         During the quarter ended December 31, 2001, we did not file any reports on Form 8-K.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:             April 11, 2002           Photogen Technologies, Inc.

     By: /s/ Taffy Williams
        --------------------------------
     Taffy J. Williams, Ph.D., President
     and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                                                 Date
---------                       -----                                                 ----

By: /s/ Taffy Williams
   ---------------------------  President, Chief Executive Officer and Director,      April 11, 2002
   Taffy J. Williams, Ph.D.     Chairman of the Board

By: /s/ Brooks Boveroux
   ---------------------------  Senior Vice President - Finance and Chief             April 11, 2002
   Brooks Boveroux              Financial Officer and Treasurer (principal
                                financial and accounting officer)

By: /s/ Eric Wachter
   ---------------------------  Director, Vice President and Secretary                April 11, 2002
   Eric A. Wachter, Ph.D.

By: /s/ Robert Weinstein
   --------------------------   Director                                              April 11, 2002
   Robert J. Weinstein, M.D.

By: /s/ Lester McKeever
   --------------------------   Director                                              April 11, 2002
   Lester H. McKeever, Jr.

By: /s/ Gene Golub
   --------------------------   Director                                              April 11, 2002
   Gene Golub

By: /s/ Aidan King
   --------------------------   Director                                              April 11, 2002
   Aidan King

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

          +9.1 Amended and Restated Voting Agreement entered into as of the 4th day of September, 2001, by and among Eric A. Wachter, Ph.D., Craig Dees, Ph.D., Walter
                              G. Fisher, Ph.D., Tim Scott, Ph.D., John Smolik,
                              Robert J. Weinstein, M.D., and Theodore Tannebaum, and joined into by Photogen Technologies, Inc. as stockholder of Photogen, Inc. (Filed as Exhibit
                              9.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.)

          +10.1 Lease entered into by the Company, P.C. Powell and Wilma Powell dated July 1, 1999. (Filed as Exhibit
                              10.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.)

          +10.2 Office Lease dated February 19, 2001 by and between Photogen, Inc. and Union Square, Limited
                              Partnership. (Filed as Exhibit 10.5 to the
                              Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.)

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

          +10.6 Form of Non-competition/Non-disclosure Agreements entered into by the Company and each of John
                              Smolik, Eric A. Wachter, Ph.D., Walter G. Fisher,
                              Ph.D., Craig Dees, Ph.D. and Timothy C. Scott
                              Ph.D. dated May 16, 1997. (Filed as Exhibit 10.7 to the Company's Registration Statement on Form
                              10-SB dated December 24, 1997 and incorporated herein by reference.)

          +10.7 Employment Agreement entered into by the Company and Taffy J. Williams, Ph.D., dated May 17, 2000.
                              (Filed as Exhibit 10.3 to the Company's Current
                              Report on Form 8-K dated May 17, 2000 and incorporated herein by reference.)



          +10.8 Employment Agreement entered into by the Company and Brooks Boveroux, dated August 1, 2000. (Filed as Exhibit 10.12 to the Company's Annual Report on
                              Form 10-K dated December 31, 2000 and incorporated herein by reference.)

          +10.9               Employment Agreement with Reinhard Koenig, Ph.D.,
                              M.D., RAC dated January 4, 2001. (Filed as Exhibit
                              10.1 to the Company's Quarterly Report on Form
                              10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.)

          +10.10 2000 Long Term Incentive Compensation Plan. (Filed as Exhibit 10.1 to the Company's Current Report on
                              Form 8-K dated May 17, 2002 and incorporated herein by reference.)

          +10.11              Senior Executive Long Term Incentive Compensation
                              Plan. (Filed as Exhibit 10.2 to the Company's
                              Current Report on Form 8-K dated May 17, 2000 and incorporated herein by reference.)

          +10.12 1998 Long Term Incentive Compensation Plan. (Filed as Exhibit A to the Company's definitive proxy statement filed under Schedule 14A dated April 30, 1998 and incorporated herein by reference.)

          +10.13 Incentive Stock Option Award Agreement entered into by and between the Company and Taffy J.
                              Williams, Ph.D. dated May 17, 2000. (Filed as
                              Exhibit 10.4 to the Company's Current Report on
                              Form 8-K dated May 17, 2001 and incorporated herein by reference.)

          +10.14 Incentive Stock Option Award Agreement entered into by the Company and Brooks Boveroux dated
                              August 1, 2000. (Filed as Exhibit 10.13 to the
                              Company's Annual Report on Form 10-K dated
                              December 31, 2000 and incorporated herein by reference.)

          +10.15 Form of Indemnification Agreement entered into by and between the Company and each Director of the Company. (Filed as Exhibit 10.5 to the Company's
                              Current Report on Form 8-K dated May 17, 2000 and incorporated herein by reference.)

          +10.16 Form of Indemnification Agreement entered into with Brooks Boveroux, Reinhard Koenig, Ph.D.,
                              M.D., RAC and any other Senior Executive.



          +10.17 Tufts University Sponsored Research Agreement dated August 1, 1999 by and between Photogen, Inc.
                              and Tufts University, a/k/a Trustees of Tufts
                              College. (Filed as Exhibit 10.3 to the Company's
                              Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.) Confidential portions of this exhibit were redacted.

          +10.18              Warrant Agreement by and between Photogen
                              Technologies, Inc. and Farcap Group LLC effective
                              August 9, 1999. (Filed as Exhibit 10.5 to the
                              Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)

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

          +10.25              License Agreement dated October 20, 1999 between
                              Photogen Technologies, Inc, Photogen Newco Ltd.
                              and Elan Pharma International Limited. (Filed as
                              Exhibit 10.13 to the Company's Quarterly Report on
                              Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)
                              Confidential portions of this exhibit were redacted.

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

          +10.28 Agreement entered into as of May 9, 2001 by and among the Company, Photogen, Inc., and Timothy
                              Scott, John Smolik, Eric Wachter, Craig Dees and
                              Walter Fisher, Theodore Tannebaum and Robert W.
                              Weinstein. (Filed as Exhibit 10.2 to the Company's
                              Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.)

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

          *10.31              Letter Agreement between the Company and AmeriCal
                              Securities, Inc., dated March 25, 2002, regarding business development. Confidential portions of this exhibit were redacted.

          *10.32              Loan and Security Agreement between Photogen
                              Technologies, Inc., Photogen, Inc. and Tannebaum,
                              LLC dated April 8, 2002.

          *10.33              Revolving Promissory Note (Secured) between
                              Photogen Technologies, Inc., Photogen, Inc. and
                              Tannebaum, LLC dated April 8, 2002.

          +21                 Subsidiaries of the registrant. (Filed as Exhibit
                              21 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.)

          *23.1               Consent of BDO Seidman, LLP, Independent Auditors

          *23.2               Consent of BDO International, Independent Auditors

*Filed herewith
+Incorporated herein by reference