Form 10-K/A
period 2001-12-31
PHOTOGEN TECHNOLOGIES INC
filed 2002-05-02
CIK 761237

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The approximate aggregate market value of voting and non-voting common stock held by non-affiliates computed as of March 15, 2002, based upon the last sale price of the common stock reported on the Nasdaq SmallCap Market was approximately $11,460,506. For purposes of this calculation only, the registrant has assumed that its directors and executive officers, and any person known to the issuer to hold 10% or more of the outstanding common stock, are affiliates. The number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 2002: 38,842,298.

     Photogen Technologies, Inc. ("we," "us," or the "Company") amends its Form 10-K for the fiscal year ended December 31, 2001 to provide information called for by Items 10, 11, 12 and 13 of Part III of that Form 10-K.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

BACKGROUND OF DIRECTORS AND OFFICERS

     Our Board of Directors currently consists of six directors. One directorship is vacant due to Mr. Tannebaum's resignation. We will provide information about nominees for election to the Board at our next Annual Meeting of Stockholders in our Proxy Statement for that meeting. Each director serves for a one-year term until the Annual Meeting of Stockholders following the year in which he was elected, and until his successor is elected and qualified or until his earlier death, retirement, resignation or removal.

     The table below sets forth our six incumbent directors, and information concerning their age and position with the Company. Except for Mr. McKeever, none of these individuals is a director of any other company subject to the reporting requirements under the federal securities laws.

                        NAME                         AGE                             POSITION
     ------------------------------------------- ------------- ------------------------------------------------------
     Taffy J. Williams, Ph.D. (1)                     52       Director, President and Chief Executive Officer
     Eric Wachter, Ph.D.                              39       Director, Vice President, Secretary
     Robert J. Weinstein, M.D. (1)(2)(3)              56       Director
     Lester H. McKeever, Jr. (2)(3)                   67       Director, Chairman of the Audit Committee
     Gene Golub (2)                                   71       Director
     Aidan King                                       31       Director

          (1)  Member of the Executive Committee
          (2)  Member of the Audit Committee
          (3)  Member of the Compensation Committee

     A brief discussion of the business experience of each incumbent director during the past five years is set forth below.

     TAFFY J. WILLIAMS, PH.D., has served as President, Chief Executive Officer and a Director of the Company since May 17, 2000. Prior to joining the Company, Dr. Williams served as CEO and President of PANAX Pharmaceuticals for two and half years and President of InKine Pharmaceuticals for two years. He received his Bachelor of Science in Chemistry from the University of Notre Dame and his Ph.D. in Chemistry from the University of South Carolina.

     ERIC A. WACHTER, PH.D., has served as a Director, Secretary and employee of the Company since May 16, 1997, and he was appointed as a Vice President in 1999. Dr. Wachter is a physical-analytical chemist who concentrates in the fields of biochemistry, optical spectroscopy and instrumentation research and development. He is primarily responsible for developing and demonstrating the functional feasibility of the laser system hardware, including focusing and targeting. He is also responsible for development of nontherapeutic laser applications. He received a Ph.D. in chemistry from the University of Wisconsin-Madison and a B.S. in chemistry (cum laude) in the honors program from Indiana University, Bloomington. Dr. Wachter is one of the founders of Photogen L.L.C., and for the three years prior to May 1997 he was associated with the Oak Ridge National Laboratory.

     ROBERT J. WEINSTEIN, M.D., has served as a Director of the Company since May 16, 1997. He is currently a private investor. During the last five years, Dr. Weinstein served as Chief Executive Officer of HMO America, Inc. and subsequently held the same position in United HealthCare of Illinois when United HealthCare acquired HMO America in 1993. On January 1, 1996, he became a consultant to United HealthCare Corporation. He received his medical degree from Chicago Medical School and received a B.A. from Hunter College in New York.

     LESTER H. MCKEEVER, JR., has served as a Director of the Company since June 17, 1998. Mr. McKeever is Managing Principal of the firm of Washington, Pittman & McKeever, LLC, a Chicago, Illinois firm of certified public accountants and consultants providing a broad range of professional services, and has held a similar position with that firm since 1976. Mr. McKeever is a former Chairman of the Federal Reserve Bank of Chicago, a position Mr. McKeever held for three years ending December 31, 1999, and he serves as a director of MBIA Insurance Corp. of Illinois, Worldwide Broadcasting, Inc., People's Energy Corporation, and Printing Specialties, Inc. Mr. McKeever also serves on several not-for-profit boards and councils, including the Chicago Urban League (formerly Chairman of the Board), Business Advisory Counsel University of Illinois College of Commerce at Urbana-Champaign, and the Chicago Symphony Orchestra Association. Mr. McKeever received his B.S. degree in accounting from the University of Illinois at Urbana-Champaign and his J.D. with distinction from the IIT-Chicago Kent College of Law.

     GENE GOLUB, has served as a Director of the Company since May 17, 2000. Mr. Golub has also served as Chairman of Golub & Company, a company he founded in 1961, which with its affiliates has been involved in more than $2 billion in real estate transactions. Under Mr. Golub's leadership, the Golub companies have owned, developed or operated more than 25 million square feet of office, residential and mixed-use properties in the United States and abroad. Mr. Golub is active in numerous Chicago based charitable organizations and was inducted into the Chicago Association of Realtors Hall of Fame in 1999.

     AIDAN KING, has served as a Director of the Company since May 17, 2000. Since 1995, Mr. King has served in various capacities for Elan Corporation plc and its affiliates. He is currently Vice President, Business Development for Elan, a position he has held since 1999, where he evaluates strategic partnerships and joint venture opportunities for Elan. Mr. King received his Bachelor of Science in Pharmacy from Trinity College in Dublin, Ireland and his Masters of Business Administration from the Michael Smurfit Graduate School of Business, University College in Dublin, Ireland.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

     The recent business experience of our other executive officers and significant employees follows.

     BROOKS BOVEROUX, age 58, has served as the Company's Senior Vice President
- Finance, Chief Financial Officer and Treasurer since August 1, 2000. For the past five years and prior to joining the Company, Mr. Boveroux served as Chief Financial Officer and Vice President of Investor Relations for The Liposome Company, Inc., Chief Financial Officer of Synergy Pharmaceuticals, Inc. and as a consultant advising corporations in the area of corporate finance. He is a graduate of Hamilton College and received his Masters of Business Administration in Finance from the Wharton School of the University of Pennsylvania.

     REINHARD KOENIG, PH.D., M.D., RAC, age 41, has served as the Company's Senior Vice President of Medical and Regulatory Affairs since January 4, 2001. He is primarily responsible for regulatory affairs and clinical development activities. From 1996 through 1999, Dr. Koenig held various positions at Collagen Aesthetics, Inc. including Vice President - Medical Affairs, Vice President - Medical and Regulatory Affairs and Chief Scientific Officer. From 1999 until he joined the Company, Dr. Koenig was a principal in Biosciences Corporation where he provided consulting services in Phase 2 through Phase 4 product development for pharmaceutical drugs, biological and medical devices. Dr. Koenig received his bachelor and doctorate degrees in Toxicology and Pharmacology at Philipps University in Marburg, Germany.

     TIMOTHY SCOTT, PH.D., age 43, has served as an employee of the Company since November 1, 1997 and Chief Operating Officer since October 25, 1999. Dr. Scott has experience in the fields of chemical separations, material science, and biotechnology. He served as the Company's Interim President, CEO, Chief Financial Officer and Treasurer from February 2000 through May 2000 and was a Director of the Company for three years ending May 2000. Dr. Scott is one of the founders of Photogen, L.L.C., and prior to November 1997 he was associated with Oak Ridge National Laboratory. Dr. Scott received his Ph.D. in chemical engineering from the University of Wisconsin-Madison, and a B.S. in chemical engineering from the University of Tennessee-Knoxville.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file initial reports of ownership and changes in ownership with the SEC. Those persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. To our knowledge, based solely on a review of the copies of those reports we received, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% stockholders were satisfied on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION

     The following table sets forth compensation we paid to our executive officers (the "Named Officers") for services rendered us in all capacities during the year ended December 31, 2001.

                           SUMMARY COMPENSATION TABLE

                                                 ANNUAL COMPENSATION               LONG TERM COMPENSATION
                                                                                      Awards          Payouts
                                                                              ----------------------  -------
                                                                   Other      Restricted  Securities
                                                                  Annual        Stock     Underlying   LTIP     All Other
             Name and                       Salary    Bonus     Compensation   Award(s)     Options   Payouts  Compensation
        Principal Position           Year     ($)      ($)          ($)          ($)          (#)       ($)        ($)
-----------------------------------  ----  --------  -------    ------------  ----------  ----------  -------  ------------
Taffy J. Williams, Ph.D. (1)         2001  $260,000  $30,000(1)      $ 0           0            --        0       $     0
  Director, President and            2000  $265,000  $66,250          --           --      4,200,000     --          --
  Chief Executive Officer            1999      --       --            --           --           --       --          --

Brooks Boveroux (1)                  2001  $215,000  $32,250(1)      $ 0           0            --        0       $     0
  Senior Vice President -            2000  $215,000  $32,250          --           --      1,250,000     --          --
  Finance, Chief Financial           1999      --       --            --           --           --       --          --
  Officer and Treasurer

Reinhard Koenig, Ph.D., M.D. (1)     2001  $200,020        0         $ 0           0        400,000       0       $50,000(2)
  Senior Vice President - Medical    2000      --       --            --           --           --       --          --
  and Regulatory Affairs             1999      --       --            --           --           --       --          --

Timothy Scott, Ph.D                  2001  $100,000  $     0         $ 0           0              0       0       $     0
  Senior Scientist,                  2000  $100,000  $17,000          --           --           --       --          --
  Vice President -                   1999  $ 99,999     --            --           --           --       --          --
  Chief Operating Officer                      --

Eric A. Wachter, Ph.D                2001  $100,000  $     0         $ 0           0              0       0       $     0
  Director, Vice President           2000  $100,000  $11,000          --           --           --       --          --
  Secretary, Senior Scientist        1999  $ 99,999     --            --           --           --       --          --

     (1) Dr. Williams and Mr. Boveroux may be eligible to receive a special bonus in the event of a change in control, as described below. Drs. Williams and Koenig and Mr. Boveroux are entitled to severance if their employment is terminated without cause, as discussed below.

     (2)  Reimbursement of moving expenses.

STOCK OPTIONS

     The following table contains information concerning the grant of stock options during the 2001 fiscal year under our 1998 and 2000 Long Term Incentive Compensation Plans to the Named Officers. To date, none of these options have been exercised.

                            2001 STOCK OPTION GRANTS

                                                              Individual Grants
                                        ---------------------------------------------------------------
                                           Number of    % of Total
                                          Securities     Options
                                          Underlying    Granted to  Exercise               Grant Date
                                            Options     Employees     Price   Expiration  Present Value
                Name                    Granted (#)(1)   in 2001      ($/Sh)     Date        ($)(2)
-------------------------------------   --------------  ----------  --------  ----------  -------------

Taffy J. Williams, Ph.D.                          0           0            0          0             0
Brooks Boveroux                                   0           0            0          0             0
Timothy Scott, Ph.D.                              0           0            0        N/A           N/A
Eric Wachter, Ph.D.                               0           0            0        N/A           N/A
Reinhard Koenig, Ph.D., M.D.                400,000          49%       $2.13     1/8/11      $380,000

----------

     (1) The options were granted at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. A portion of the options becomes exercisable on various dates in accordance with the terms of the respective Award Agreements covering the options.

     (2) In accordance with Securities and Exchange Commission rules, grant date present value is determined using the Black-Scholes Model. The Black-Scholes Model is a complicated mathematical formula widely used to value exchange-traded options. However, stock options granted by the Company are long-term, non-transferable and subject to vesting restrictions, while exchange-traded options are short-term and can be exercised or sold immediately in a liquid market. The Black-Scholes Model relies on several key assumptions to estimate the present value of options, including the market price, volatility of, and dividend yield on, the security underlying the option, the risk-free rate of return on the date of grant and the estimated time period until exercise of the option. The shares subject to the options granted are identical to the publicly-traded securities of the Company except for restrictions on trading. Due to these restrictions the shares subject to the options granted are worth less than their publicly-traded counterparts. The actual value, if any, that an executive officer may realize will depend on his continued employment through the options vesting period, and the excess of the market price over the exercise price on the date the option is exercised so that there is no assurance that the value realized by an executive officer will be at or near the value estimated by the Black-Scholes Model.

The following table sets forth information about the Named Officers concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year.

                    2001 Option Exercises and Year-End Values

                                                           Number of
                                Shares               Securities Underlying     Fair Value of Unexercised
                               Acquired               Unexercised Options         In-the-Money Options
                                  On      Value       at Year End 2001 (#)       at Year End 2001 ($)(1)
                               Exercise  Realized
           Name                   (#)      ($)     Exercisable  Unexercisable  Exercisable  Unexercisable
-----------------------------  --------  --------  -----------  -------------  -----------  -------------
Taffy J. Williams, Ph.D.           0         0      2,300,000     1,900,000          0             0
Brooks Boveroux                    0         0        395,833       854,167          0             0
Timothy Scott, Ph.D.               0         0              0             0          0             0
Eric A. Wachter, Ph.D.             0         0              0             0          0             0
Reinhard Koenig, Ph.D., M.D.       0         0        100,000       300,000          0             0

----------

     (1) For purposes of this table, the "value" of stock options was determined by the difference between the exercise price and $1.52, the closing price for Common Stock on the last business day of the fiscal year. Shares acquired on exercise of these options are not registered under the Securities Act of 1933 and are not freely saleable except in compliance with exemptions from registration, including the holding period and other requirements of Rule 144 thereunder. Consequently, the values set forth in the table are only theoretical values and may not accurately represent actual market value.

     We have employment agreements with Drs. Williams, Scott, and Wachter and with Mr. Boveroux. Each employment agreement has a term expiring between 2002 and 2003 (subject to earlier termination for cause) and provides that while we employ the individual and for a period of two years after termination he will not engage in activities that compete with our business. The Employment Agreements also require the employee to disclose to the Board of Directors all inventions or other intellectual property discovered or made by the employee during his employment and twelve months thereafter, if those inventions are related to or useful in our business, or result from duties assigned to that individual or from the use of any of our assets or facilities. Dr. Koenig is subject to comparable obligations but his employment has no specified term. Drs. Williams, Scott, Koenig and Wachter and Mr. Boveroux each receive typical health, life and disability insurance benefits that are available to our other salaried employees. These individuals are also eligible to defer a portion of their salary through our 401(k) plan, but the Company did not match or make any contributions to the 401(k) plan during the 2001 fiscal year nor does the Company maintain a pension plan.

     Officers generally serve at the discretion of the Board of Directors. We do not have any compensatory plans or arrangements resulting from resignation, retirement or any other termination of an executive officer's employment with us. However, the employment agreements for Drs. Williams and Koenig and Mr. Boveroux each provide for severance in the event we terminate their employment without cause. Upon termination without cause, Dr. Williams would be entitled to a severance payment equal to 1.5 times his salary if terminated during the second year and 2 times his salary if terminated during the third or subsequent years. Dr. Williams would be entitled to exercise all stock options granted to him pursuant to his award agreements. If terminated without cause, Mr. Boveroux would be entitled to receive one year's salary and to exercise stock options pursuant to the applicable award agreements; and Dr. Koenig would be entitled to receive 12 month's salary if terminated without cause after the first year of employment, and he may exercise vested options after termination.

CHANGE IN CONTROL AGREEMENTS

         In the event of a change in control (as defined in each of the 1998 and 2000 Long Term Incentive Compensation Plans and the Senior Executive Long Term Incentive Compensation Plan), options granted under those plans accelerate and become fully vested. In addition, Dr. Williams and Mr. Boveroux may be eligible to receive a special bonus if we engage in a business combination (if another person or entity acquires more than 50% of our voting securities through merger or other transactions, if we sell substantially all of our assets, or if a similar change of control transaction occurs as described in the Senior Executive Long Term Incentive Compensation Plan) during the term of their employment or 24 months after termination:

                                                  The executive will be entitled to the
     If the business combination closes in the    following percentage of the aggregate
     following year of employment:                consideration paid in the transaction:

                                                  DR. WILLIAMS          MR. BOVEROUX
                          1st                         0.7%                 0.3%
                          2nd                         1.4%                 0.6%
                 3rd through 24 months                2.1%                 0.9%
                   after termination

Dr. Williams' special bonus is limited to a maximum of $10,000,000, and Mr. Boveroux's special bonus is limited to $3,600,000, payable in a lump sum in cash. In each case, the amount of the special bonus is reduced dollar for dollar by the value of each executive's options to acquire our Common Stock. For these purposes, the value of the executive's options is equal to the excess of the fair market value of the Common Stock subject to options on the date of the business combination over the exercise price for those shares. If either executive is terminated for cause, he will not be entitled to a special bonus for any business combination occurring after termination. Dr. Williams will not be entitled to vote as a director on any business combination transaction for which he would be eligible to receive a special bonus (although he may participate in the meetings and be counted toward a quorum). We have no other arrangements with the Named Officers concerning compensation payable upon a change of control.

DIRECTOR COMPENSATION

     Our directors receive no specified compensation for serving as directors, and we have no standard arrangements providing for such compensation. In December 2001, Messrs. McKeever and Golub, directors of the Company, each received an award of non-qualified options to acquire 30,000 shares of Common Stock under our 1998 Long Term Incentive Compensation Plan at an exercise price of $1.14 per share. These options are exercisable on December 5, 2002. Currently Mr. McKeever may exercise options to acquire 42,000 shares and Mr. Golub may exercise options to acquire 30,000 shares.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the 2001 fiscal year, executive compensation was administered by the Compensation Committee comprised of two outside directors of the Board of Directors, Mr. McKeever and Dr. Weinstein. We have a $2.5 million credit facility available from Tannebaum, LLC, which Dr. Weinstein may be deemed to control.

COMPENSATION COMMITTEE REPORT; STOCK PERFORMANCE GRAPH

     Our Compensation Committee Report and Stock Performance Graph will be provided in our Proxy Statement for our next Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the approximate beneficial ownership of our Common Stock as of March 15, 2002 by directors and executive officers of the Company who have held such position at any time during the 2001 fiscal year, and any person or group known to us to be the owner of more than five percent of our Common Stock. We will disclose stock ownership of nominees to our Board in our Proxy Statement for our next Annual Meeting of Stockholders. Shares beneficially owned by the individuals below through family partnerships or other entities they control are included in the number of shares listed in the table below for that individual.

               NAME AND ADDRESS                                    SHARES OF COMMON STOCK        PERCENT OF
            OF BENEFICIAL OWNER (1)                                BENEFICIALLY OWNED (2)   CLASS OUTSTANDING (3)
            -----------------------                                ----------------------   ---------------------
EXECUTIVE OFFICERS AND DIRECTORS:
     Brooks Boveroux                                                     395,833(4)                *
     140 Union Square Drive
     New Hope, PA 18938

     Gene Golub                                                           71,632(5)                *
     625 North Michigan Ave., Ste 2000
     Chicago, IL 60611

     Aidan King                                                             0(6)                   *
     Elan Pharmaceutical Management Corp.
     345 Park Avenue; 41st Floor
     New York, NY 10154-1002

     Reinhard Koenig, Ph.D., M.D                                         106,000(7)                *
     140 Union Square Drive
     New Hope, PA 18938

     Lester H. McKeever, Jr                                               74,000(8)                *
     819 South Wabash Avenue
     Chicago, IL 60605

     Timothy Scott, Ph.D                                               4,007,667                 9.5

     Tannebaum, LLC                                                    4,116,921                 9.7
     875 N. Michigan Avenue
     Suite 2930
     Chicago, IL 60611-1901



               NAME AND ADDRESS                                    SHARES OF COMMON STOCK        PERCENT OF
            OF BENEFICIAL OWNER (1)                                BENEFICIALLY OWNED (2)   CLASS OUTSTANDING (3)
            -----------------------                                ----------------------   ---------------------
     Eric A. Wachter, Ph.D                                             4,524,667                10.7

     Robert J. Weinstein, M.D                                          7,566,342(9)             17.9
     and Lois Weinstein
     875 N. Michigan Avenue; Suite 2930
     Chicago, IL 60611-1901

     Taffy J. Williams, Ph.D                                           2,317,000(10)             5.5
     140 Union Square Drive
     New Hope, PA 18938

     All directors and executive officers as a group                  19,063,141                45.1
     (9 persons)

OTHER SHAREHOLDERS:

     Craig Dees, Ph.D                                                  4,021,667                 9.5

     Walter F. Fisher                                                  3,994,167                 9.5

     John Smolik                                                       4,000,267                 9.5
     119 Tanasi Court
     Loudon, TN 37774

     Stuart P. Levine                                                  6,758,042(9)             16.0
     875 N. Michigan Avenue; Suite 2930
     Chicago, IL 60611-1901

     Parties to Voting Agreement (11)                                 23,997,856                56.8
     (6 persons)

----------

     *    Constitutes one percent or less of the percent of class outstanding.

     (1) Unless otherwise indicated, the address of each person named in the table is c/o: Photogen, Inc., 7327 Oak Ridge Highway, Suite B, Knoxville, TN 37931.

     (2) With respect to directors and executive officers, based on information furnished by the director or executive officer listed.

     (3) The percent of class outstanding includes Common Stock outstanding as of March 15, 2002, the number of shares of Common Stock into which the outstanding shares of Series B Preferred are convertible and the shares subject to options exercisable within 60 days of March 15, 2002.

     (4) Includes options exercisable within the next 60 days to acquire 395,833 shares.

     (5) Includes 6,657 shares of Series B Convertible Preferred Stock, which are currently convertible into 9,632 shares of Common Stock, and currently exercisable options to purchase 30,000 shares.

     (6) Mr. King is employed by an affiliate of Elan Pharmaceutical Investments II, Ltd., which owns 13,788 shares of our Series A Convertible Exchangeable Preferred Stock, 1,224,964 shares of Common Stock, a warrant to acquire 100,000 shares of Common Stock and a Note convertible into Common Stock (as of December 31, 2001, there were approximately $2,314,005 in borrowings under the Note). The Series A Preferred Stock is convertible into approximately 651,299 shares of Common Stock under certain circumstances after October 22, 2001. Mr. King disclaims beneficial ownership of the Common Stock, the Warrant, the Note, the Series A Preferred Stock, and any Common Stock into which any of the foregoing are convertible.

     (7) Includes options exercisable within the next 60 days to acquire 100,000 shares.

     (8) Includes options exercisable within the next 60 days to acquire 42,000 shares.

     (9) Includes 4,116,921 shares held by Tannebaum, LLC, which Dr. Weinstein and Mr. Levine may be deemed to control. Dr. Weinstein and Mr. Levine disclaim beneficial ownership of Tannebaum, LLC's shares for all other purposes.

     (10) Includes options exercisable within the next 60 days to acquire 2,300,000 shares.

     (11) The parties to the Voting Agreement may be deemed to be a "group" within the meaning of Section 13(d)(3) of the Exchange Act. Excludes 4,116,921 shares owned by Tannebaum, LLC, which Dr. Weinstein may be deemed to control. The Voting Agreement is described below.

     Drs. Wachter, Dees, Fisher, Scott and Mr. Smolik (the "Tennessee Stockholders") and Dr. Weinstein (the "Chicago Stockholder") are parties to an Amended and Restated Voting Agreement (the "Voting Agreement"). The Tennessee Stockholders and Chicago Stockholder together currently own beneficially 23,997,856 shares, or approximately 58.2% of the Company's outstanding Common Stock (not including 4,116,921 shares owed by Tannebaum, LLC, which the Chicago Stockholder may be deemed to beneficially own). The Voting Agreement currently provides that the Tennessee Stockholders and Chicago Stockholder will vote their shares of Common Stock (i) in accordance with the unanimous recommendation of the Board of Directors with respect to any amendments to the Articles of Incorporation or Bylaws, (ii) to fix the number of directors at seven, (iii) to elect to the Board of Directors five persons nominated by holders of 80% of the shares of the Tennessee Stockholders and two persons nominated by holders of 80% of the shares of the Chicago Stockholder (and to remove any such director at the request of the stockholders who nominated him), and (iv) to fix the number of directors on the Board's Executive Committee at three, two of whom will be selected by the Tennessee Stockholders and one of whom will be selected by the Chicago Stockholder. In addition, the Company agreed to comparable voting requirements and restrictions with respect to Photogen, Inc. in its capacity as sole stockholder of that corporation. The Voting Agreement has a term of 15 years, so long as the Tennessee Stockholders and Chicago Stockholder are the beneficial owners of 20% or more of the outstanding Common Stock during that period. The Tennessee Stockholders and Chicago Stockholder together control management of the Company.

CHANGES IN CONTROL

     We are involved in negotiations regarding possible financing transactions that may result in a change in control of the Company; and we may engage in a separation transaction (described in this Form 10-K) that also would result in a change of control. We have not executed definitive agreements for either a financing or separation transaction. If we execute definitive agreements concerning either transaction and a change of control would result, we will submit the transaction to a vote of the stockholders at our next Annual Meeting and provide appropriate information in our Proxy Statement for that Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We are involved in a joint venture transaction with affiliates of Elan Corporation plc. Aidan King (one of our current directors) is employed as Vice President, Business Development for Elan. That joint venture, called Sentigen Ltd., is involved in the development of lymphography diagnostic products and is described in this Form 10-K. We also have a $2,500,000 credit facility available from Tannebaum, LLC, also described in this Form 10-K. Dr. Weinstein, another one of our directors, may be deemed to control Tannebaum, LLC. Any transactions between the Company and any director nominee will be disclosed in our Proxy Statement for our next Annual Meeting of Stockholders.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2002             Photogen Technologies, Inc.

                              By: /s/ Taffy Williams
                                 -------------------------------------
                                   Taffy J. Williams, Ph.D., President
                                   and Chief Executive Officer

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

Signature                               Title                                                  Date
---------                               -----                                                  ----

By: /s/ Taffy J. Williams               President, Chief Executive Officer and Director,       May 1, 2002
   ---------------------------------    Chairman of the Board
    Taffy J. Williams, Ph.D.

By: /s/ Brooks Boveroux                 Senior Vice President - Finance and Chief              May 1, 2002
   ---------------------------------    Financial Officer and Treasurer (principal
    Brooks Boveroux                     financial and accounting officer)


By: /s/ Eric A. Wachter                 Director, Vice President and Secretary                 May 1, 2002
   ---------------------------------
    Eric A. Wachter, Ph.D.


By: /s/ Robert J. Weinstein             Director                                               May 1, 2002
   ---------------------------------
    Robert J. Weinstein, M.D.


By: /s/ Lester H. McKeever, Jr.         Director                                               May 1, 2002
   ---------------------------------
    Lester H. McKeever, Jr.


By: /s/ Aidan King                      Director                                               May 1, 2002
   ---------------------------------
    Aidan King