Form 10-Q
period 2002-03-31
PHOTOGEN TECHNOLOGIES INC
filed 2002-05-15
CIK 761237

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                                YES: /x/ NO: / /

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 38,842,298 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE, ISSUED AND OUTSTANDING AT MAY 10, 2002
================================================================================

                                      INDEX

                                                                                 Page
Part I.  Financial Information                                                    1

         Item 1.  Financial Statements                                            1
         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                       9
         Item 3.  Quantitative and Qualitative Disclosures about Market Risk     15

Part II. Other Information                                                       15

         Item 1.  Legal Proceedings                                              15
         Item 4.  Submission of Matters to a Vote of Security Holders            15
         Item 5.  Other Information                                              15
         Item 6.  Exhibits and Reports on Form 8-K                               22

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           Photogen Technologies, Inc.
                          (A Development Stage Company)
                      Consolidated Condensed Balance Sheets
                                All amounts in $

                                                                                    March 31,                  December 31,
                                                                                      2002                        2001
                                                                                   (Unaudited)                 (Audited)
                                                                                ------------------        -------------------
                                   ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                 $       316,801              $     1,352,904
     Restricted cash                                                                   150,000                            -
     Prepaid expenses                                                                   14,887                       29,775
     Deposit                                                                           328,847                      474,580
                                                                                ---------------             ---------------

TOTAL CURRENT ASSETS                                                                   810,535                    1,857,259

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, less accumulated
     depreciation of $1,155,422 and $1,059,997, respectively                           786,795                      882,220


PATENT COSTS, net of amortization of $111,109 and $100,693, respectively               388,891                      399,307

DEPOSITS                                                                                14,383                       69,173

INVESTMENT IN AND ADVANCES TO AFFILIATE                                             10,602,577                   10,994,680
                                                                                ---------------             ---------------


              TOTAL ASSETS                                                     $    12,603,181              $    14,202,639
                                                                                ===============             ===============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                          $       470,965              $      373,774
     Accrued expenses                                                                  557,044                     394,242
     Accrued restructuring                                                             625,000                     173,932
     Accrued equipment lease                                                           393,312                     374,580
                                                                                ---------------             --------------

TOTAL CURRENT LIABILITIES                                                            2,046,321                   1,316,528


ACCRUED EQUIPMENT LEASE                                                                   721,037               749,160

LONG-TERM DEBT                                                                          2,314,005             2,314,005
                                                                                ------------------   -------------------

TOTAL LIABILITIES                                                                       5,081,363             4,379,693
                                                                                ------------------   ---------------------

SHAREHOLDERS' EQUITY
     Preferred stock; par value $.01 per share; 5,000,000 shares authorized including:

         Series A Preferred Stock; 13,788 and 12,856 shares authorized, issued and outstanding at March 31, 2002 and December 31, 2001,
              respectively, liquidation preference $1,000 per share (in
              aggregate $13,788,000 at March 31, 2002 and
              $12,856,000 at December 31, 2001)                                               137                   128

         Series B Preferred Stock; 402,000 shares authorized; 378,716 and
              357,280 shares issued and outstanding, at March 31, 2002 and
              December 31, 2001, respectively, liquidation preference $16.88 per share (in aggregate $6,392,726 at March 31, 2002 and $6,030,886
              at December 31, 2001)                                                         3,786                 3,572


     Common stock; par value $.001 per share; 150,000,000 shares
         authorized;  38,842,298 shares issued and outstanding                             38,843                38,843
     Additional paid-in capital                                                        38,888,060            38,873,716
     Deficit accumulated during the development stage                                 (31,409,008)          (29,093,313)
                                                                                ------------------   -------------------

TOTAL SHAREHOLDERS' EQUITY                                                              7,521,818             9,822,946
                                                                                ------------------   -------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $      12,603,181    $       14,202,639
                                                                                ==================   ===================

                           Photogen Technologies, Inc.
                          (A Development Stage Company)
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)
                                All amounts in $

                                                                                           Cumulative
                                                    Three Months      Three Months            Amounts
                                                           Ended             Ended               From
                                                       March 31,         March 31,        November 3,
                                                            2002              2001   1996 (Inception)
                                                 ----------------  ---------------- ------------------
OPERATING EXPENSES
     Research and development                   $        689,113  $        789,788 $       13,000,524
     General and administrative                          616,725         1,124,902         13,282,593
     Restructuring charges                               451,068                 -          1,048,093
     Provision for future lease payments                       -           696,070          1,264,208
                                                 ----------------  ---------------- ------------------

TOTAL OPERATING EXPENSES                               1,756,906         2,610,760         28,595,418

INCOME (LOSS) FROM JOINT VENTURE                        (560,114)         (472,553)        (4,022,293)

INVESTMENT INCOME                                          1,325            56,201          1,208,703
                                                 ----------------  ---------------- ------------------

NET LOSS                                        $     (2,315,695)  $    (3,027,112) $     (31,409,008)
                                                                                    ==================

DIVIDENDS ON PREFERRED STOCK                            (334,463)         (731,702)
                                                 ----------------  ----------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS      $     (2,650,158)  $    (3,758,814)
                                                 ================  ================

BASIC AND DILUTED LOSS PER COMMON SHARE         $           (.07)  $          (.10)
                                                 ================  ================

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING - BASIC AND DILUTED           38,842,298        37,420,980
                                                 ================  ================

                           Photogen Technologies, Inc.
                          (A Development Stage Company)
            Consolidated Condensed Statements of Shareholders' Equity
                                   (Unaudited)
                                All amounts in $


                                                  Preferred Stock        Preferred Stock
                                                      Series A               Series B                Common Stock
                                                   Shares      Amount     Shares     Amount       Shares          Amount
---------------------------------------------------------------------------------------------------------------------------
Contribution of capital                                 -  $        -          - $        -            -   $           -
Net loss for the period ended December 31, 1996         -           -          -          -            -               -
---------------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1996                           -           -          -          -            -               -
     Net loss and capital contributions for the
         period January 1, 1997 to May 15, 1997         -           -          -          -            -               -
     Capital contribution                               -           -          -          -            -               -
---------------------------------------------------------------------------------------------------------------------------
BALANCE, at May 15, 1997                                -           -          -          -            -               -
     Issuance of common stock                           -           -          -          -    6,312,833           6,313
     Effect of recapitalization and merger              -           -          -          -   29,687,167          29,687
     Cost associated with recapitalization and
         merger                                         -           -          -          -            -               -
     Net loss for the period May 16, 1997 to
         December 31, 1997                              -           -          -          -            -               -
---------------------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1997                           -           -          -          -   36,000,000          36,000
     Issuance of common stock                           -           -          -          -      875,020             875
     Costs associated with common stock
         issuance                                       -           -          -          -            -               -
     Options issued to consultants                      -           -          -          -            -               -
     Net loss for the year ended December 31,
         1998                                           -           -          -          -            -               -
---------------------------------------------------------------------------------------------------------------------------

                                                                                     Deficit
                                                                                 Accumulated
                                                                Additional        During the
                                                  Members'         Paid-in       Development
                                                   Capital         Capital             Stage         Total
-------------------------------------------------------------------------------------------------------------
Contribution of capital                              7,268    $          -   $             -   $     7,268
Net loss for the period ended December 31, 1996     (1,779)              -                 -        (1,779)
-------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1996                        5,489               -                 -         5,489
     Net loss and capital contributions for the
         period January 1, 1997 to May 15, 1997         -                -            (3,511)       (3,511)
     Capital contribution                            3,511               -                 -         3,511
-------------------------------------------------------------------------------------------------------------
BALANCE, at May 15, 1997                             9,000               -            (3,511)        5,489
     Issuance of common stock                            -       1,797,137                 -     1,803,450
     Effect of recapitalization and merger          (9,000)      1,181,500             1,732     1,203,919
     Cost associated with recapitalization and
         merger                                          -        (371,111)                -      (371,111)
     Net loss for the period May 16, 1997 to
         December 31, 1997                               -               -          (554,702)     (554,702)
-------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1997                            -       2,607,526          (556,481)    2,087,045
     Issuance of common stock                            -       6,999,125                 -     7,000,000
     Costs associated with common stock
         issuance                                        -         (50,000)                -       (50,000)
     Options issued to consultants                       -          45,446                 -        45,446
     Net loss for the year ended December 31,
         1998                                            -        (1,973,913)              -    (1,973,913)
-------------------------------------------------------------------------------------------------------------

                                                    Preferred Stock       Preferred Stock
                                                      Series A               Series B               Common Stock
                                                    Shares      Amount    Shares     Amount      Shares         Amount
----------------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1998                            -  $        -         -  $       -  36,875,020    $    36,875

     Exercise of stock options                           -           -         -          -       4,500              5
     Issuance of warrants and options                    -           -         -          -           -              -
     Issuance of common stock                            -           -         -          -     503,866            504
     Issuance of preferred stock                    12,015         120         -          -           -              -
     Net loss for the year ended December 31,
         1999                                            -           -         -          -           -              -
----------------------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1999                       12,015         120         -          -  37,383,386         37,384

     Stock option compensation                           -           -         -          -           -              -
     Issuance of warrants and options                    -           -         -          -           -              -
     Issuance of preferred stock dividend              841           8         -          -           -              -
     Issuance of preferred stock                         -           -   337,056      3,370           -              -
     Net loss for the year ended December 31,
         2000                                            -           -         -          -           -              -
----------------------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 2000                       12,856         128   337,056      3,370  37,383,386         37,384

     Stock option compensation                           -           -         -          -           -              -
     Issuance of common stock for cash                   -           -         -          -     695,486            696
     Issuance of common stock in satisfaction
         of anti-dilution provision                                                             763,426            763
     Issuance of preferred stock dividend                -           -    20,224        202           -              -
     Net loss for the year ended December 31,
         2001                                            -           -         -          -           -              -
----------------------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 2001                       12,856  $      128   357,280  $   3,572  38,842,298    $    38,843

     Stock option compensation                           -           -         -          -           -              -
     Issuance of preferred stock dividend              932           9    21,436        214           -              -
     Net loss for the three months ended March
          31, 2002                                       -           -         -          -           -              -
----------------------------------------------------------------------------------------------------------------------------

BALANCE, at March 31, 2002                          13,788  $      137   378,716  $   3,786  38,842,298    $    38,843
----------------------------------------------------------------------------------------------------------------------------
                                                                                     Deficit
                                                                                 Accumulated
                                                                 Additional       During the
                                                   Members'         Paid-in      Development
                                                    Capital         Capital            Stage           Total
-------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1998                             -   $   9,602,097   $   (2,530,394)   $  7,108,578

     Exercise of stock options                            -          50,058                -          50,063
     Issuance of warrants and options                     -       3,664,749                -       3,664,749
     Issuance of common stock                             -       6,082,150                -       6,082,654
     Issuance of preferred stock                          -      11,578,839                -      11,578,959
     Net loss for the year ended December 31,
         1999                                             -               -       (6,052,841)     (6,052,841)
-------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1999                             -      30,977,893       (8,583,235)     22,432,162

     Stock option compensation                            -         125,020                -         125,020
     Issuance of warrants and options                     -       1,366,050                -       1,366,050
     Issuance of preferred stock dividend                 -              (8)               -               -
     Issuance of preferred stock                          -       5,272,970                -       5,276,340
     Net loss for the year ended December 31,
         2000                                             -               -      (10,787,062)    (10,787,062)
-------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 2000                             -      37,741,925      (19,370,297)     18,412,510

     Stock option compensation                            -          64,729                -          64,729
     Issuance of common stock for cash                    -       1,068,027                -       1,068,723
     Issuance of common stock in satisfaction
         of anti-dilution provision                                    (763)
     Issuance of preferred stock dividend                 -            (202)               -               -
     Net loss for the year ended December 31,
         2001                                             -               -       (9,723,016)     (9,723,016)
-------------------------------------------------------------------------------------------------------------




BALANCE, at December 31, 2001                             -   $  38,873,716    $ (29,093,313)    $ 9,822,946

     Stock option compensation                            -          14,567                -          14,567
     Issuance of preferred stock dividend                 -            (223)               -               -
     Net loss for the three months ended March
          31, 2002                                        -               -       (2,315,695)     (2,315,695)
-------------------------------------------------------------------------------------------------------------

BALANCE, at March 31, 2002                               --   $  38,888,060    $ (31,409,008)    $ 7,521,818
-------------------------------------------------------------------------------------------------------------

                           Photogen Technologies, Inc.
                          (A Development Stage Company)
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                All amounts in $

                                                      Three Months       Three Months     Cumulative Amounts
                                                             Ended              Ended                   From
                                                         March 31,          March 31,       November 3, 1996
                                                              2002               2001             (Inception)
                                                    --------------    ---------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                      $    (2,315,695)    $   (3,027,112)   $       (31,409,008)
     Depreciation and amortization                         105,841            116,505              1,412,426

     Loss on disposal of fixed assets                            -              2,714                 38,424
     Gain on sale of marketable securities                       -                  -                (18,503)
     United States Treasury Notes
         amortization                                            -             (1,536)                12,586
     Stock option compensation                              14,567            330,569                631,083
     Issuance of warrants in exchange for
         services rendered                                       -                  -              3,995,091
     Loss from investment in affiliate                     560,114            472,553              4,022,293
     Changes in operating assets and liabilities:
         Restricted cash                                  (150,000)                 -               (150,000)
         Prepaid expenses                                   14,888            137,665                (14,887)
         Interest receivable                                     -             18,833                      -
         Accounts payable                                   97,191           (271,229)               470,965
         Accrued expenses                                  162,802                  -                557,044
         Accrued equipment lease                            (9,391)           696,070              1,114,349
         Accrued restructuring                             451,068           (103,856)               625,000
                                                    ---------------    ---------------   --------------------

Net cash used in operating activities                   (1,068,615)        (1,628,824)           (18,713,137)
                                                    ---------------    ---------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of marketable securities                               -                  -              2,164,464
     Purchases of marketable securities                          -                  -             (2,182,967)
     Purchases of United States Treasury
         Notes                                                   -         (1,320,000)           (38,656,973)
     Sales of United States Treasury Notes                       -          3,208,000             39,778,548

     Purchase of capital assets                                  -            (13,731)            (1,943,553)
     Proceeds from sale of equipment                             -                  -                145,551
     Costs to acquire patent                                     -                  -               (237,335)
     Investment in and advances to affiliate              (168,011)          (249,197)           (14,624,870)
     Decrease (increase) in deposit                        200,523            (14,383)              (343,230)
                                                    ---------------    ---------------   --------------------

Net cash provided by (used in) investing activities         32,512          1,610,689            (15,900,365)
                                                    ---------------    ---------------   --------------------

                                                      Three Months       Three Months     Cumulative Amounts
                                                             Ended              Ended                   From
                                                         March 31,          March 31,       November 3, 1996
                                                              2002               2001             (Inception)
                                                    --------------    ---------------   --------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on capital leases          $              -   $         (5,305)    $        (291,704)
     Net proceeds from issuance of equity                         -            375,000            31,367,439
     Proceeds from capital contributions by
         shareholders                                             -                  -             1,911,674
     Proceeds from issuance of debt                               -                  -             2,314,005
     Cost of recapitalization                                     -                  -              (371,111)
                                                    ----------------   ----------------     -----------------

Net cash provided by financing activities                         -            369,695            34,930,303
                                                    ----------------   ----------------     -----------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (1,036,103)           351,560               316,801

CASH AND CASH EQUIVALENTS, at beginning
     of period                                            1,352,904            622,795                     -
                                                    ----------------   ----------------     -----------------

CASH AND CASH EQUIVALENTS, at end of period        $        316,801   $        974,355     $         316,801
                                                    ================   ================     =================

                           Photogen Technologies, Inc.
                          (A Development Stage Company)
                     Notes To Condensed Financial Statements
                                   (Unaudited)

                                 March 31, 2002

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

2.   JOINT VENTURE/INVESTMENT IN AFFILIATE

     The following is summarized financial information for the joint venture Sentigen, Ltd. at March 31, 2002 and 2001.

      March 31,                                 2002              2001
     ---------------------------------------------------------------------

         License purchased from Elan,
            net of amortization of
            $1,467,395 in 2002 and
            $489,131 in 2001                 $  13,532,605   $ 14,510,869
     ---------------------------------------------------------------------

     Total assets                            $  13,532,605   $ 14,510,869
     =====================================================================

     Due to affiliates                       $     665,299   $  1,985,243

     Total shareholders' equity                 12,867,306     12,525,626
     ---------------------------------------------------------------------

     Total liabilities and equity            $  13,532,605   $ 14,510,869
     =====================================================================

     Research and development expense        $     445,310   $    345,389
     General and administrative expense             18,739        -
     Amortization of license                       244,566        244,565
     ---------------------------------------------------------------------

     Net loss                                $     708,615   $    589,954
     =====================================================================

3.   BASIC AND DILUTED LOSS PER COMMON SHARE

     Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options and warrants, preferred stock and convertible debt as they are antidilutive. Potential common shares excluded from the calculation at March 31, 2002 are 6,519,000 options, 1,149,724 warrants, 1,199,312 shares issuable upon the conversion of Series A and B Preferred Stock and 132,706 shares issuable upon conversion of the Elan line of credit.

4.   RESTRUCTURING

     In 2000, the Company recorded a restructuring charge of $597,025, included in operating expenses, relating to the closure of its operations in Westborough, Massachusetts. The restructuring charge includes accruals related to estimated lease termination costs and accruals related to employee severance and related expenses in connection with their termination. All employees at the Westborough facility were terminated. In 2002, the Company recorded an additional restructuring charge related to termination costs for one of the Westborough employees. The restructuring charge is summarized as follows:

                                                  Balance at                  Balance at                 Balance at
                     Charged in  Utilized in    December 31,  Utilized in   December 31,    Charged in    March 31,
                           2000         2000            2000         2001           2001          2002         2002
   -----------------------------------------------------------------------------------------------------------------
   Employee
   costs               $ 95,233      $65,223       $ 330,000     $156,068       $173,932      $451,068     $625,000

   Lease costs          201,802      201,802               -            -              -             -            -
   -----------------------------------------------------------------------------------------------------------------

   Total               $597,025     $267,025        $330,000     $156,068       $173,932      $451,068     $625,000
   =================================================================================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Portions of the discussion in this item contain forward-looking statements and are subject to the Risk Factors described below.

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

     Absent additional funding from the sale of debt or equity securities or the sale or licensing of any of our products in development, we expect to sustain operations through the next twelve months. Our ability to conduct operations beyond that date is entirely dependent on our ability to obtain additional capital, and we are aggressively seeking such capital. See "Risk Factors - We must raise additional financing in the future and our ability to do so could prevent us from implementing our business plan," below.

     We operate with a small staff of researchers and senior level managers to conduct basic research, oversee and direct third party contractors and perform administrative functions. We contract with third party consultants having expertise in clinical development and regulatory matters to supplement our internal capabilities. We contract with third party research laboratories, contract research organizations and manufacturers for clinical material supplies and the management of clinical trials. We also contract with academic and other institutions to conduct specified research projects.

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

     We consider our investment in the joint venture with affiliates of Elan to be our only asset subject to a significant estimate. The carrying value of our 80.1% equity interest in Sentigen, Ltd., the joint venture entity, at March 31, 2002 was $10,602,577. At year end 2001, we reviewed the financial projections of Sentigen and the underlying assumptions and have concluded that there has been no degradation to the carrying value of our investment. The assumptions underlying the financial forecasts were based on currently available information, including estimates of development costs, pricing, operating expenses and market sizes and penetration. These estimates may change and any such changes may impact our future estimates of appropriate carrying values. At March 31, 2002, no changes had occurred in such estimates.

CORE PRODUCT AREA

     Our core product is PH-50/N1177, a novel contrast agent that may have multiple applications in vascular and cardiac imaging and lymphography.

CARDIOVASCULAR IMAGING - PH-50 may have application as a novel technique to image the cardiovascular system using standard CT scanners. In animal model studies, encouraging results have been demonstrated to image the heart, liver and other organs. PH-50 could allow the imaging of the cardiovascular system (angiography) and other organs without the need for catheters and high-speed cameras. Over two million angiography procedures are conducted annually in the U.S. Preclinical studies also suggest that PH-50 can be used to detect coronary vulnerable plaque a condition believed to be a precursor to heart attacks and sudden cardiac failure.

LYMPHOGRAPHY -- Through a joint venture with Elan Corporation, we are developing N1177, a proprietary material to precisely locate and diagnose the spread of cancer (micro-metastases) when administered into a patient's lymphatic system. This novel nanoparticulate (a very small particle designed to travel through the lymphatic system) X-ray contrast agent, when used with a standard computed tomography (CT) scanner (a technology called "lymphography"), is being developed to enable imaging and detection of cancer in lymph nodes prior to surgery. Phase 1 studies have been completed. Phase 2 studies are planned to commence in 2002.

OTHER PRODUCTS

     We are in discussions with the founders of Photogen, L.L.C., about the possibility of transferring to an entity they control certain of our therapeutic products and technologies (primarily PH-10 and laser technologies) in exchange for the Company's stock beneficially owned by the founders (approximately 20,548,435 shares of common stock). The consummation of such a transaction would depend upon the resolution of numerous contingencies, including negotiating a structure for the transaction, resolution of any potential tax and accounting issues, execution of definitive agreements, receipt of appropriate fairness and other opinions, and board and stockholder approval. There can be no assurance that such a transaction can ultimately be consummated.

Products and technology that would be transferred to the founders include applications for:

PSORIASIS -- We have completed a Phase 1 clinical study of PH-10 as a treatment for plaque psoriasis, the most common form of the disease afflicting approximately 7 million people in the U.S. Data from this study is currently being analyzed. Applied topically and activated with green laser light, PH-10 is a promising treatment for psoriasis, particularly in areas such as knees, elbows and facial areas. A clinical study conducted in Denmark demonstrated a 58% reduction in the skin thickness of psoriatic plaque with a single treatment of PH-10. This statistically significant result (p = 0.01) lasted for the 90-day duration of the study. Reduction in plaque thickness is generally regarded as a precursor to other clinical indications of efficacy.

ACTINIC KERATOSIS -- We have completed a Phase 1 clinical study of PH-10 to treat actinic keratosis, a skin disease resulting from over-exposure to sunlight afflicting 5 million people in the U.S. Actinic keratosis is widely believed to be a precursor to squamous cell cancer, the second leading cause of death due to skin cancer. Clinical data from this study is currently being analyzed.

SOLID TUMOR CANCERS -- PH-10, in an injectable formulation, shows promise to enhance the effect of radiation therapy in the treatment of solid tumors, which represent 70% of all cancers initially diagnosed. This includes breast, prostate, lung, melanoma, cervical and uterine cancers. The American Cancer Society estimates that approximately 660,000 new cases of such cancers are diagnosed annually. In pre-clinical studies of several radiation resistant tumor models, PH-10 applied intratumorally consistently resulted in reduction of tumor mass, while tumors in control models increased. We are working to develop a systemic application of PH-10. If successful, we could commence human clinical studies to treat either glioblastoma (brain cancer) or hepatic and colon cancers.

MULTIPHOTON TECHNOLOGY -- Our proprietary laser technology uses ultrashort, pulsed bursts of long wavelength light to activate photoactive agents and other compounds that react with light to destroy diseased tissue. This technology can also be used to create images of tissue for diagnostic purposes.

     Our senior executive and clinical development organization operates from our corporate headquarters in New Hope, Pennsylvania. We have on staff personnel with expertise in clinical development, clinical trial design and regulatory approval processes. We also work closely with consultants experienced in drug development and regulatory requirements. Our scientific research team, located in Knoxville, Tennessee includes specialists in molecular biology, non-linear laser physics, interventional radiology, spectroscopy, bioengineering and photochemistry.

RESULTS OF OPERATIONS

     Our efforts have been focused on the development and clinical testing of diagnostic and therapeutic products. To date, we have not generated revenues from the sale of any proposed diagnostic or therapeutic products or other operations.

     Research and development costs for the three month period ended March 31, 2002 decreased 13 percent to $689,113 from $789,788 for the comparable three month period ended March 31, 2001. The reduction was due principally to lower expense levels for our FDA consultants, partially offset by clinical trial expenses and other costs incurred as our products undergo human clinical testing.

     General and administrative expenses declined 45 percent to $616,725 in the three month period ended March 31, 2002 from $1,124,902 in the comparable 2001 period. The decline is primarily attributable to the reduction in the amortization of the cost of certain warrants that had been granted to a consultant, the absence of recruiting costs as well as lower legal expenses partially offset by costs of our New Hope, PA office.

     In 1999, we entered into a joint venture with affiliates of Elan Corporation for the development of N1177, a potential product to identify and diagnose lymph nodes for the presence of cancer. We own 80.1% of the joint venture entity, Sentigen, Ltd., with the balance owned by Elan. During the first quarter of 2001 and 2002, we recorded losses from the joint venture of $472,553 and $560,114, respectively. These losses resulted from our share of development expenses incurred in the joint venture by the two participants, including personnel expenses and costs associated with developing a manufacturing process, including the purchase of drug substance and other materials.

     In September 2000, we initiated a restructuring of our clinical development operations. We closed our Westborough, Massachusetts office and delivered notices of material breaches and/or dissatisfaction pursuant to the employment agreements with three employees who worked there at that time. Clinical development activities formerly carried on in Westborough were assumed by outside consultants and other company employees. We took a charge against earnings at that time of $597,025 for termination of our office lease and associated expenses and termination costs associated with certain of the employees at that location.

     We had reached termination agreements with two of these employees. During the first quarter 2002 we increased the provision by $451,068 to $625,000, to provide for a potential settlement with the third Westborough employee. We cannot estimate at this time additional costs or obligations (if any) related to any litigation arising from the office closing. See Item 3 "Legal Proceedings" of our Form 10-K at December 31, 2001 for additional information concerning this restructuring.

     During the three months ended March 31, 2002, we had no capital expenditures. During the next twelve months we expect capital expenditures to be less than $100,000. During 2001, as a result of the closing of the Westborough facility and the shift in the research priorities, we determined that certain equipment we were leasing would no longer be useful in our research. Accordingly, in the first quarter of 2001 we recorded a provision for future lease payments of $696,070. In the fourth quarter of 2001 we increased the accrual to a total of $1,264,208 representing the remaining lease obligations. While we will pursue opportunities to sublease or otherwise mitigate these obligations, there can be no assurance of any success in this regard.

     For the three months ended March 31, 2002, our investment income decreased to $1,325 from $56,201 in the three months ended March 31, 2001. The decrease in investment income resulted primarily from lower average balances of securities in our investment portfolio. We expect our investment income to fluctuate both as our capital decreases or increases and as the rates of interest earned by our portfolio vary due to shifts in short term interest rates.

     We recorded dividends on preferred stock of $334,463 in the three months of 2002 compared to $731,702 for the comparable period in 2001. This decrease is due to the absence of the cost of certain beneficial conversion provisions payable under Series B Preferred Stock originally issued in February 2000. Under the applicable Certificate of Designations the holder of Series A Preferred is entitled to a mandatory payment-in-kind dividend equal to 7% (i.e., 0.07 additional shares of Series A Preferred) which is cumulative, compounds on a semi-annual basis and is payable twice a year. Similarly, under the applicable Certificate of Designation the holders of Series B Preferred are entitled to a payment-in-kind dividend equal to 6% (i.e., 0.06 additional shares of Series B Preferred), which is cumulative and payable annually.

     As a result of the above factors, our net loss of $2,315,695 for the three months ended March 31, 2002, decreased by 24% from $3,027,112 reported for the three months ended March 31, 2001. Our cumulative losses since inception are approximately $31,409,008. Our net loss attributable to common shareholders (including "in kind" preferred dividends) for the three months ended March 31, 2002, decreased to $2,650,158, or $0.07 per share from $3,758,814, or $0.10 per share for the three months ended March 31, 2001.

LIQUIDITY; CAPITAL RESOURCES

     At March 31, 2002 we had cash and cash equivalents totaling approximately $316,801.

     We have a $4.8 million credit line available from Elan under which we may borrow to fund our portion of the losses incurred by the joint venture. At
March 31, 2002 we had borrowed $2,314,005 under this credit line to fund our capital obligations to Sentigen, a portion of which was in turn used by Sentigen to reimburse us for expenses we had incurred on behalf of the joint venture. Our current and any future borrowings under this facility bear interest at 8% per annum, and are either repayable in 2005 or convertible, at Elan's election, into our common stock at a conversion price of $18.15 per share. We have an effective shelf registration statement pursuant to which we may issue up to $40 million, of which we have issued $1,068,723, of our common stock.

     On April 8, 2002, we entered into a credit facility that will provide us with a $2,500,000 revolving line of credit, bearing interest at 4.65%, for a period of five years. The loan is secured by a lien on all of our assets. At March 31, 2002, we had not borrowed any amounts on this line of credit.

     Absent additional funding from the sale of debt or equity securities or the sale or licensing of any of our products in development, we expect to sustain operations for the next twelve months. Our ability to conduct operations beyond that date is entirely dependent on our ability to obtain additional capital, and we are aggressively seeking such capital. We have and continue to take actions to minimize our spending until we raise additional capital through the sale of securities or the sale/licensing of certain assets, and we are aggressively seeking additional capital. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. However, there can be no assurance that such capital will be available under acceptable terms, if at all. See "Risk Factors -- We must raise additional financing in the future and our inability to do so could prevent us from implementing our business development plan," below.

     We have access to certain additional capital through borrowings under our credit line with Elan to reimburse our development costs of N1177 and borrowings under our revolving line of credit. In addition, at our option, our registration statement gives us the ability to sell from time to time up to a remaining $39 million of our common stock. See "Risk Factors -- We must raise additional financing in the future and our ability to do so could prevent us from implementing our business plan".

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

PLAN OF OPERATION

     During the next twelve months we will focus our efforts on the development of PH-50 and N1177 reflecting the strategic shift in the direction of the company. Specifically we expect to conduct preclinical and human clinical studies, prepare required filings to the FDA, and as required to foreign regulatory bodies and acquire quantities of clinical grade drug formulations of these products. We are in discussions to split off our therapeutic technologies to the founders of Photogen L.L.C. Should that splitoff not occur, we would seek to otherwise license, co-develop or sell those technologies to other third parties. We would not expect to continue further development activities for these products without obtaining sufficient financing to fund the associated development costs. If we obtained sufficient funds to finance further development of our dermatology and cancer therapy products, we would conduct similar development activities for those indications as we plan for PH-50/N1177. We expect to continue to incur increasing losses for at least the next three years as we intensify research and development, preclinical and clinical testing and associated regulatory approval activities and engage in or provide for the manufacture and/or sale of any products that we may develop.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In conjunction with the restructuring of our clinical development office in Westborough, Massachusetts, we filed a lawsuit captioned Photogen, Inc. v. Gerald L. Wolf (Case No. 00C 5841), in the United States District Court for the Northern District of Illinois. That litigation is described in our Form 10-K for the year ended December 31, 2001. The parties to the litigation signed a term sheet listing key terms for the confidential setttlement of that litigation.
The term sheet contemplates, among various terms, the dismissal of all parties' claims and mutual releases, and certain payments to Dr. Wolf and MGH. The settlement is subject to execution of definitive documentation and approval of Photogen's Board.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION

RISK FACTORS

     This Form 10-Q contains (and press releases and other public statements we may issue from time to time may contain) a number of forward-looking statements regarding our business and operations. Statements in this document that are not historical facts are forward-looking statements. Such forward-looking statements include those relating to:

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

     Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from what is currently anticipated. We make cautionary statements in certain sections of this Form 10-Q, including under "Risk Factors." You should read these cautionary statements as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q, in the materials referred to in this Form 10-Q, in the materials incorporated by reference into this Form 10-Q, or in our press releases or other public statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q or other documents incorporated by reference might not occur. No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement.

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

WE HAVE A HISTORY OF LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE OR PAY CASH DIVIDENDS.

     We have incurred losses since the beginning of our operations. As of March 31, 2002, we have incurred cumulative net losses (before dividends on preferred stock) of approximately $31,409,008. We expect our losses to increase in the future as our financial resources are used for research and development, preclinical and clinical testing, regulatory activities, manufacturing, marketing and other related expenses. We may not be able to achieve or maintain profitability in the future. We have never declared or paid any cash dividends to stockholders, and do not expect to do so in the foreseeable future.

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

     During the period from January 1, 2002 through March 31, 2002 our closing stock price ranged from $0.65 to $1.51 per share. Daily trading volume ranged from 0 (zero) shares to approximately 41,000 shares during that period.

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

 EXHIBIT NO.                         DESCRIPTION


     (b) Reports on Form 8-K.

     The following report on Form 8-K was filed during the three-month period ended March 31, 2002:

     1. Report on Form 8-K dated February 26, 2002 disclosing that Photogen's Chairman will not continue his duties and that Taffy Williams, Ph.D. will assume the duties of that office.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 2002                    Photogen Technologies, Inc.



                                          /s/ Taffy J. Williams
                                       ---------------------------------------
                                       Taffy J. Williams, Ph.D., President
                                       and Chief Executive Officer


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


+ Incorporated by reference from the filing indicated.
* Filed herewith.