Form 10-K/A
period 2001-12-31
PHOTOGEN TECHNOLOGIES INC
filed 2002-08-13
CIK 761237

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                              to

Commission File No. 0-23553

PHOTOGEN TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its Charter)

NEVADA (State or other jurisdiction of incorporation or organization)	36-4010347 (I.R.S. Employer Identification No.)
140 UNION SQUARE DRIVE NEW HOPE, PA (Address of principal executive offices)	18938 (Zip Code)

(215) 862-6860
(Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

        Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The approximate aggregate market value of voting and non-voting common stock held by non-affiliates computed as of March 15, 2002, based upon the last sale price of the common stock reported on the Nasdaq SmallCap Market was approximately $11,460,506. For purposes of this calculation only, the registrant has assumed that its directors and executive officers, and any person known to the issuer to hold 10% or more of the outstanding common stock, are affiliates.

        The number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 2002: 38,842,298.

        Photogen Technologies, Inc. ("we," "us," or the "Company") amends Items 6, 7 and 8 of Part II, Item 14 of Part III and the Exhibit Index of its Form 10-K/A for the fiscal year ended December 31, 2001. The amended Items are set forth below.

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

	1997	1998	1999	2000	2001
Net loss from continuing operations	$(554,702)	$(1,973,913)	$(6,052,841)	$(10,787,062)	$(9,723,016)

Basic and diluted loss per common share	$(0.02)	$(0.05)	$(0.17)	$(0.36)	$(0.33)

Total assets	$2,284,373	$8,060,585	$23,304,829	$19,652,037	$14,202,639

Total liabilities	$197,328	$952,007	$872,667	$1,239,527	$4,379,693

Total long-term obligations	$60,469	$35,990	$18,356	$1,554	$3,437,745

Shares subject to rescission	$—	$—	$—	$—	$650,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        As of April 8, 2002, we entered into a credit facility that will provide us with a $2,500,000 revolving line of credit, bearing interest at 4.65%, for a period of five years. The loan is secured by a lien on all of our assets. Absent additional funding from the sale of debt or equity securities or the sale or licensing of any of our products in development, we expect to sustain operations through December 2002. Our ability to conduct operations beyond that date is entirely dependent on our ability to obtain additional capital, and we are aggressively seeking such capital. See "Risk Factors—We must raise additional financing in the future and our ability to do so could prevent us from implementing our business plan," above.

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

        From April 26, 2001 through June 21, 2001, Photogen sold a total of 498,508 shares of common stock in a series of five transactions to Ballsbridge Finance Limited of London, England at prices varying from $1.13 to $1.55 per share for an aggregate cash purchase price of $650,000. In each of the sales, Rochelle, SA of London, England, acted as Photogen's placement agent and may be deemed an underwriter. Rochelle received a 5% commission on such sales for a total of $32,500. Although these shares were sold pursuant to Registration Statement No. 333-46394 (effective February 9, 2001), the prospectus at the time of the sales to Ballsbridge Finance Limited did not meet the requirements of Section 10(a)(3) of the Securities Act causing the sale of such shares to be subject to rescission and resulting in a contingent liability to the Company of $650,000.

        Photogen's use of proceeds of each sale under the Registration Statement was for general corporate purposes, including activities related to preparing for and conducting clinical trials, purchase and preparation of clinical materials, conduct of pre-clinical studies, administrative expenses to support Photogen's research and development activities, capital expenditures and to meet working capital needs.

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

        Absent additional funding from the sale of debt or equity securities or the sale or licensing of any of our products in development, we expect to sustain operations through December 2002. Our ability to conduct operations beyond that date is entirely dependent on our ability to obtain additional capital, and we are aggressively seeking such capital. We have and continue to take actions to minimize our spending until we raise additional capital through the sale of securities or the sale/licensing of certain assets. However, there can be no assurance that such capital will be available under acceptable terms, if at all. We have access to certain additional capital through borrowings under our credit line with Elan to reimburse our development costs of N1177 and borrowings under our revolving line of credit. See "Risk Factors—We must raise additional financing in the future and our ability to do so could prevent us from implementing our business plan," above.

        We have used, and if additional capital is secured, expect over the next 12 months to use the capital available in our lines of credit or from other issuances of debt or other equity securities, for general corporate purposes, including activities related to preparing for and conducting clinical trials, purchase and preparation of clinical material, conduct of preclinical studies, administrative expenses to support our research and development activities, capital expenditures and to meet working capital needs. If our financial condition permits, we expect to evaluate from time to time the acquisition or license of businesses, technologies or products. The purchase of any such licenses or technologies would be funded by a portion of any net proceeds of future offerings or the issuance of debt or equity securities specifically for that purpose; at this we have no plan or commitments for any acquisition or license. We expect our use of capital to increase as we conduct further clinical trials.

        We have a $4.8 million credit facility from Elan to fund a portion of the operations of the Sentigen joint venture. Borrowings under this facility bear interest at 8% per annum, are repayable in 2005 or at Elan's election, may be converted into our common stock at a conversion price of $18.15 per share. At December 31, 2001, we had borrowed $2,314,005 under this credit facility.

        In February 2001, our shelf registration statement to enable us to issue up to $40 million of our common stock was declared effective by the SEC. This shelf registration permitted us to issue common stock from time to time at our option. During 2001, we sold 695,486 shares of common stock pursuant to this registration statement to institutional investors for proceeds, net of related expenses, of $1,068,723. However, as of April 2, 2001, the Company no longer met the $75 million public float test and was no longer eligible to use its shelf registration statement in its current form. The Company made a series of five sales from April 26, 2001 through June 21, 2001 to one institutional investor in England of 498,508 shares of common stock for an aggregate of $650,000 prior to realizing its current Form S-3 no longer met the requirements of Section 10(a)(3) of the Securities Act causing such shares to be subject to rescission. The amount of the shares sold during this period of $650,000 has been reclassified from permanent equity to mezzanine equity as the Company could be required to repay this amount to the purchaser.

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

        Greater capital resources would enable us to quicken and expand our research and development activities, and our failure to raise additional capital will (absent a suitable collaborative agreement providing for a third party to take over these functions) significantly impair or curtail our ability to conduct further research and development activities and our ability to seek regulatory approval for any possible product resulting from that research. In any event, complete development and commercialization of our technology will require substantial additional funds. See "Risk Factors—We must raise additional financing in the future and our inability to do so could prevent us from implementing our business plan," above. Accordingly, we are aggressively pursuing capital formation opportunities, either through offerings of equity or debt or as part of collaborative arrangements with third parties.

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

        In October 2001, the Financial Accounting Standards Board issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the implications of adoption of SFAS 144 and anticipates adopting its provisions in fiscal year 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

/s/ BDO Seidman, LLP

Chicago, Illinois
March 22, 2002, except for Note 11
        which is as of April 8, 2002 and
        note 6(f) which is as of July 2, 2002

CONSOLIDATED BALANCE SHEETS

December 31,	2000	2001
Assets
Current Assets
Cash and cash equivalents	$622,795	$1,352,904
United States Treasury Notes, total face value $4,945,000 and $0, respectively	4,943,971	—
Interest receivable	93,219	—
Prepaid consulting expense (Note 6(a))	760,363	—
Prepaid expenses	182,115	29,775
Deposit (Note 5(a))	100,000	474,580

Total Current Assets	6,702,463	1,857,259
Equipment and Leasehold Improvements, less accumulated depreciation of $761,425 and $1,059,997, respectively (Note 5(a))	1,377,741	882,220
Patent Costs, net of amortization of $59,027 and $100,693, respectively	440,973	399,307
Deposit (Note 5(a))	429,370	69,173
Investment in and Advances to Affiliate (Note 3)	10,701,490	10,994,680

	$19,652,037	$14,202,639

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (Continued)

December 31,	2000	2001
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$641,719	$373,774
Accrued expenses (Note 4)	579,452	568,174
Current portion of obligation under capital leases	16,802	—

Total Current Liabilities	1,237,973	941,948

Obligation Under Capital Leases	1,554	—

Accrued Equipment Lease (Note 5(a))	—	1,123,740

Long-Term Debt (Note 3)	—	2,314,005

Shares Subject to Rescission (Note 6(f))	—	650,000

Commitments (Note 5)
Shareholders' Equity (Notes 2, 3, 6 and 7)
Preferred stock; par value $.01 per share; 5,000,000 shares authorized including:
Series A Preferred Stock; 12,856 shares authorized, issued and outstanding, liquidation preference $1,000 per share (in aggregate $12,856,000)	128	128
Series B Preferred Stock shares authorized; 337,056 and 357,280 issued and outstanding, respectively, liquidation preference $16.88 per share (in aggregate $5,689,505 and $6,030,886, respectively)	3,370	3,572
Common stock; par value $.001 per share; 150,000,000 shares authorized; 37,383,386 and 38,343,790 shares issued and outstanding, respectively	37,384	38,344
Additional paid-in capital	37,741,925	38,224,215
Deficit accumulated during the development stage	(19,370,297)	(29,093,313)

Total Shareholders' Equity	18,412,510	9,172,946

	$19,652,037	$14,202,639

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 1999	Year Ended December 31, 2000	Year Ended December 31, 2001	Cumulative Amounts From November 3, 1996 (Inception) to December 31, 2001
Operating Expenses (Notes 5, 6 and 7)
Research and development	$2,889,215	$4,308,313	$3,347,778	$12,311,411
General and administrative	3,037,392	5,095,442	3,269,013	12,665,868
Restructuring charges	—	597,025	—	597,025
Provision for future lease payments	—	—	1,264,208	1,264,208

Total operating expenses	5,926,607	10,000,780	7,880,999	26,838,512
Loss From Joint Venture (Note 3)	(306,029)	(1,203,392)	(1,952,758)	(3,462,179)
Investment Income	179,795	417,110	110,741	1,207,378

Net Loss	(6,052,841)	(10,787,062)	(9,723,016)	$(29,093,313)

Dividends on Preferred Stock (Notes 3, 6 and 8)	(220,677)	(2,704,751)	(2,943,755)

Net Loss Applicable to Common Shareholders	$(6,273,518)	$(13,491,813)	$(12,666,771)

Basic and Diluted Loss Per Common Share	$(.17)	$(.36)	$(.33)

Weighted Average Number of Common Shares Outstanding—Basic and Diluted	36,983,707	37,383,386	38,030,773

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock Series A		Preferred Stock Series B						Deficit Accumulated During the Development Stage
					Common Stock
							Members' Capital	Additional Paid-in Capital
	Shares	Amount	Shares	Amount	Shares	Amount				Total
Contribution of capital	—	$—	—	$—	—	$—	$7,268	$—	$—	$7,268
Net loss for the period ended December 31, 1996	—	—	—	—	—	—	(1,779)	—	—	(1,779)

Balance, at December 31, 1996	—	—	—	—	—	—	5,489	—	—	5,489
Net loss for the period January 1, 1997 to May 15, 1997	—	—	—	—	—	—	—	—	(3,511)	(3,511)
Capital contribution	—	—	—	—	—	—	3,511	—	—	3,511

Balance, at May 15, 1997	—	—	—	—	—	—	9,000	—	(3,511)	5,489
Issuance of common stock	—	—	—	—	6,312,833	6,313	—	1,797,137	—	1,803,450
Effect of recapitalization and merger	—	—	—	—	29,687,167	29,687	(9,000)	1,181,500	1,732	1,203,919
Cost associated with recapitalization and merger	—	—	—	—	—	—	—	(371,111)	—	(371,111)
Net loss for the period May 16, 1997 to December 31, 1997	—	—	—	—	—	—	—	—	(554,702)	(554,702)

Balance, at December 31, 1997	—	—	—	—	36,000,000	36,000	—	2,607,526	(556,481)	2,087,045
Issuance of common stock	—	—	—	—	875,020	875	—	6,999,125	—	7,000,000
Costs associated with common stock issuance	—	—	—	—	—	—	—	(50,000)	—	(50,000)
Options issued to consultants	—	—	—	—	—	—	—	45,446	—	45,446
Net loss for the year ended December 31, 1998	—	—	—	—	—	—	—	—	(1,973,913)	(1,973,913)

Balance, at December 31, 1998	—	$—	—	$—	36,875,020	$36,875	$—	$9,602,097	$(2,530,394)	$7,108,578
Exercise of stock options	—	—	—	—	4,500	5	—	50,058	—	50,063
Issuance of warrants and options	—	—	—	—	—	—	—	3,664,749	—	3,664,749
Issuance of common stock	—	—	—	—	503,866	504	—	6,082,150	—	6,082,654
Issuance of preferred stock	12,015	120	—	—	—	—	—	11,578,839	—	11,578,959
Net loss for the year ended December 31, 1999	—	—	—	—	—	—	—	—	(6,052,841)	(6,052,841)

Balance, at December 31, 1999	12,015	120	—	—	37,383,386	37,384	—	30,977,893	(8,583,235)	22,432,162
Stock option compensation	—	—	—	—	—	—	—	125,020	—	125,020
Issuance of warrants and options	—	—	—	—	—	—	—	1,366,050	—	1,366,050
Issuance of preferred stock dividend	841	8	—	—	—	—	—	(8)	—	—
Issuance of preferred stock	—	—	337,056	3,370	—	—	—	5,272,970	—	5,276,340
Net loss for the year ended December 31, 2000	—	—	—	—	—	—	—	—	(10,787,062)	(10,787,062)

Balance, at December 31, 2000	12,856	128	337,056	3,370	37,383,386	37,384	—	37,741,925	(19,370,297)	18,412,510

Balance, at December 31, 2000	12,856	$128	337,056	$3,370	37,383,386	$37,384	$—	$37,741,925	$(19,370,297)	$18,412,510
Stock option compensation	—	—	—	—	—	—	—	64,729	—	64,729
Issuance of common stock for cash	—	—	—	—	196,978	197	—	418,526	—	418,723
Issuance of common stock in satisfaction of anti-dilution provision	—	—	—	—	763,426	763	—	(763)	—	—
Issuance of preferred stock dividend	—	—	20,224	202	—	—	—	(202)	—	—
Net loss for the year ended December 31, 2001	—	—	—	—	—	—	—	—	(9,723,016)	(9,723,016)

Balance, at December 31, 2001	12,856	$128	357,280	$3,572	38,343,790	$38,344	$—	$38,224,215	$(29,093,313)	$9,172,946

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 1999	Year Ended December 31, 2000	Year Ended December 31, 2001	Cumulative Amounts From November 3, 1996 (Inception) to December 31, 2001
Cash Flows From Operating Activities
Net loss	$(6,052,841)	$(10,787,062)	$(9,723,016)	$(29,093,313)
Depreciation and amortization	282,049	416,511	442,191	1,306,585
Loss (gain) on disposal of equipment and leasehold improvements	—	43,041	(4,617)	38,424
Gain on sale of marketable securities	—	—	—	(18,503)
United States Treasury Notes amortization	24,914	(41,437)	(1,029)	12,586
Stock option compensation	381,321	125,020	64,729	616,516
Issuance of warrants in exchange for services rendered	1,043,466	2,191,262	760,363	3,995,091
Loss from investment in affiliate	306,029	1,203,392	1,952,758	3,462,179
Changes in operating assets and liabilities
Prepaid expenses	(155,315)	408,595	152,340	(29,775)
Interest receivable	37,144	(8,892)	93,219	—
Accounts payable	(21,085)	(141,444)	(267,945)	373,774
Accrued expenses	—	579,452	(11,278)	568,174
Accrued equipment lease	—	—	1,123,740	1,123,740

Net cash used in operating activities	(4,154,318)	(6,011,562)	(5,418,545)	(17,644,522)

Cash Flows From Investing Activities
Sale of marketable securities	—	—	—	2,164,464
Purchases of marketable securities	—	—	—	(2,182,967)
Purchases of United States Treasury Notes	(5,475,373)	(11,749,970)	(4,870,000)	(38,656,973)
Sales of United States Treasury Notes	5,660,000	12,320,000	9,815,000	39,778,548
Purchase of equipment and leasehold improvements	(374,741)	(516,186)	(45,938)	(1,943,553)
Proceeds from sale of equipment	—	—	145,551	145,551
Costs to acquire patent	(150,000)	(50,000)	—	(237,335)
Investment in and advances to affiliate	(12,304,459)	93,548	(2,245,948)	(14,456,859)
(Increase) decrease in restricted cash	(100,000)	100,000	—	—
Increase in deposit	(29,370)	(500,000)	(14,383)	(543,753)

Net cash (used in) provided by investing activities	(12,773,943)	(302,608)	2,784,282	(15,932,877)

Cash Flows From Financing Activities
Principal payments on capital leases	$(108,255)	$(21,148)	$(18,356)	$(291,704)
Net proceeds from issuance of equity	18,066,063	5,276,340	1,068,723	31,367,439
Proceeds from capital contributions by shareholders	—	—	—	1,911,674
Proceeds from issuance of debt	—	—	2,314,005	2,314,005
Cost of recapitalization	—	—	—	(371,111)

Net cash provided by financing activities	17,957,808	5,255,192	3,364,372	34,930,303

Net Increase (Decrease) in Cash and Cash Equivalents	1,029,547	(1,058,978)	730,109	1,352,904
Cash and Cash Equivalents, at beginning of year	652,226	1,681,773	622,795	—

Cash and Cash Equivalents, at end of year	$1,681,773	$622,795	$1,352,904	$1,352,904

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Significant Accounting Policies

Nature of Operations

        Photogen Technologies, Inc. (the "Company"), through its subsidiary Photogen, Inc., successor to Photogen, L.L.C., is a development stage biopharmaceutical company that is focusing on developing a novel contrast agent with potential applications (1) as a blood pool agent to diagnose diseased tissue in the cardiovascular system and other organs and (2) to diagnose cancer metastasizing into the lymphatic system. The Company also has in development certain minimally invasive products for the treatment of psoriasis and other topical diseases and cancer and certain laser device technology. The Company also has an investment in a joint venture (Note 3).

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

United States Treasury Notes

        United States Treasury notes are classified as held-to-maturity securities and all investments mature within one year. Held-to-maturity securities are stated at amortized cost which approximates market.

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

Basic and Diluted Loss Per Common Share

        Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options, warrants, convertible preferred stock and convertible debt as they are antidilutive. Potential common shares excluded from the calculation at December 31, 2001 are 6,519,000 options, 1,149,724 warrants, 1,124,268 shares issuable upon the conversion of Series A and B Preferred Stock and 130,162 shares issuable upon conversion of long-term debt. Basic and diluted loss per common share includes 498,508 shares of common stock subject to rescission (Note 6(f)).

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

Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 is effective for years beginning after June 15, 2000. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company, to date, has not engaged in derivative or hedging activities.

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

        As part of the recapitalization, the Company sold 6,312,833 shares of common stock for a total purchase price of approximately $1,803,450. Further, as consideration for the acquisition of Photogen, 24,000,000 shares of common stock were issued. Five founding shareholders have agreed not to sell these shares until May 2004 without the prior consent of an investor. These shareholders currently hold approximately 20,548,000 shares.

        Legal and brokerage fees of approximately $371,000 were charged to additional paid-in capital as costs of the recapitalization and merger. Included in the paid-in capital is the net cash of approximately $109,000 from MT Financial Group, Inc.

3.    Joint Venture/ Investment in Affiliate

        On October 7, 1999, the Company formed a joint venture with Elan International Services, Ltd. ("Elan") to develop and commercialize nanoparticulate diagnostic imaging agents for the detection and treatment of cancer through lymphography.

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

        Following is summarized financial information for Sentigen at December 31, 2000 and 2001:

	2000	2001
Cash	$—	$9,345
License purchased from Elan, net of amortization of $244,565 and $1,222,829, respectively	14,755,435	13,777,171

Total assets	$14,755,435	$13,786,516

Due to affiliates	$1,639,855	$210,596
Total shareholders' equity	13,115,580	13,575,920

Total liabilities and equity	$14,755,435	$13,786,516

Research and development expense	$1,257,815	$1,450,291
Amortization of license	244,565	978,264

Net loss	$1,502,380	$2,428,555

4.    Accruals

        Accrued expenses consist of the following:

December 31,	2000	2001
Accrued salaries	$195,345	$93,963
Accrued bonuses	54,107	251,850
Accrued interest (Note 3)	—	48,429
Accrued restructuring (Note 9)	330,000	173,932

	$579,452	$568,174

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

        Minimum future rental payments under these leases are as follows:

Year ending December 31,	Operating Leases
2002	$561,000
2003	547,000
2004	475,000

Total	$1,583,000

        (b) The Company has entered into employment agreements with certain officers and employees for initial terms ranging between three and five years expiring in 2002 and 2003. Under the terms of these agreements, the officers and employees are each entitled to initial annual salaries ranging between $100,000 and $265,000 plus fringe benefits (subject to adjustments).

6.    Equity Transactions

        (a) Company applies the recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," in accounting for stock options issued to nonemployees. The Company has issued options and warrants in exchange for consulting services rendered. The Company issued 10,000 options and 502,000 warrants in 1999, 21,000 options and 515,000 warrants in 2000 and 30,000 options in 2001. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value, determined using the Black-Scholes option pricing model, for the options issued which ranged from $5.22 to $9.52 in 1999, $1.34 to $9.51 in 2000 and $1.70 in 2001. Consulting costs charged to operations were $1,199,787 in 1999, $2,316,282 in 2000 and $825,092 in 2001. At December 31, 2000, $760,363 was classified as prepaid consulting expense as this amount represented payment in fully vested nonforfeitable warrants for services to be provided in the future. There was no prepaid consulting at December 31, 2001.

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

        (d) Series A Preferred Stock—The Company originally designated 12,015 shares of preferred stock as Series A Preferred Stock ("Series A Preferred"). For the first six years from issuance, the preferred stock has a mandatory dividend of 7%. Such dividends are cumulative and compound on a semiannual basis and are payable semiannually solely by the issuance of additional preferred Series A stock. The Company has a deficit and, as a result, the dividends have been recorded against paid-in capital. In accordance with the provisions of the agreement, the Company issued 841 additional preferred shares in 2000 in settlement of dividend requirements. Therefore, at December 31, 2001, there were 12,856 shares of Series A Preferred outstanding. The Company has accrued and will issue 932 preferred shares in fulfillment of the 2001 dividend requirement. The Series A Preferred shall rank senior to any future series of preferred stock unless the majority of the Series A shareholders agree to rank pari passu with any future issuances. The liquidation preference is $1,000 per share. The Series A Preferred is convertible, after two years but before six years from issuance, into common stock of the Company with an initial conversion price of $21.17. The conversion price is subject to adjustment for certain dilutive events. Alternatively, the holder of the Series A Preferred can elect to exchange the Series A preferred shares for the number of shares in Sentigen which would allow the Series A holder to then own a total of 50% of Sentigen. The Series A holder is currently the minority shareholder in Sentigen. The exchange right is not available for any shares which have been converted to common stock. The exchange right terminates six years from the issuance of the Series A Preferred. The Series A Preferred was issued in October 1999.

        The holder of Series A Preferred is only entitled to vote on matters that adversely affect or change the rights of holders of Series A Preferred and does not have the right to vote on the election of directors of the Company. The holder of Series A Preferred also has a preemptive right until October 2003 to participate in any offering of the Company.

        (e) Series B Preferred Stock—In February 2000, the Company completed a private placement of its Series B Convertible Preferred Stock ("Series B Preferred"). The Company received cash proceeds, net of related expenses, of $5,276,340 in exchange for 337,056 shares of the Series B Preferred. The Series B Preferred has an annual dividend rate of 6%. Such dividends are cumulative, shall compound on an annual basis and are payable annually by the issuance of additional preferred Series B stock. The Company has a deficit and, as a result, the dividends will be recorded against paid-in capital. In accordance with the provisions of the agreement, the Company issued 20,224 additional preferred shares in settlement of dividend requirements. Therefore, at December 31, 2001, there were 357,280 shares of Series B Preferred outstanding. The Company has accrued and will issue 21,437 preferred shares in fulfillment of the 2001 dividend requirement. The Series B Preferred is subordinate to the Series A Preferred.

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

        The Series B Preferred contains beneficial conversion features. Emerging Issues Task Force Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," requires the issuer to assume that the holder will not convert the instrument until the time of the most beneficial conversion, which would occur after January 1, 2002. Using the conversion ratio at January 1, 2002 of 1.4 shares of common stock and the stock price at the date of issuance, the maximum beneficial conversion amount is $2,322,316. This amount will be recorded as additional preferred stock dividends over the period from issuance until January 1, 2002. Through December 31, 2001, this full amount has been recorded as additional dividends.

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

  –
  If the holders of a majority of the Series B Preferred approve a mandatory conversion;

  –
  Immediately prior to a firm commitment, underwritten public offering of the Company's common stock in which they receive $20 million or more in gross proceeds;

  –
  If the holders of a majority of Series B Preferred do not approve any transaction to issue a security senior or pari passu to the Series B Preferred in a transaction involving any vendor, licensor or joint venturer or other commercial transaction (a "special senior security"), the purpose of which is not solely to provide financing, and which the Board has approved and recommended; or

  –
  At any time after January 1, 2005.

        (f) Common Stock—The Company is subject to six sets of registration rights agreements covering an aggregate of 5,490,162 shares of the Company's common stock, warrants that have vested covering the Company's common stock and common stock issuable upon conversion of the Company's Series A and B Preferred. All of the agreements contain piggyback registration rights and two contain demand registration rights upon the occurrence of certain events and subject to various terms and conditions. Of the 5,490,162 shares, 4,260,000 shares are entitled to piggyback registration only and 1,230,162 are entitled to both demand and piggyback registration. Warrants that have vested covering 1,149,724 shares of the Company's common stock have weighted average anti-dilution rights.

        On March 13, 1998, the Company completed a private placement of 875,020 shares of common stock for $8.00 per share to a number of accredited investors. The Company received $7,000,000 in gross proceeds from this offering.

        On February 9, 2001, the Company's shelf registration on Form S-3 was declared effective. Under the shelf registration, the Company could have issued up to $40,000,000 of common stock. As of December 31, 2001, 695,486 shares have been issued under the shelf registration for cash proceeds of $1,068,723, net of related expenses of $56,252.

        As of April 2, 2001, the Company no longer met the eligibility requirements to continue selling shares under the S-3. Prior to realizing it was ineligible to continue using the S-3, the Company sold 498,508 shares of common stock for $650,000. This amount has been reclassified from permanent equity to mezzanine equity as the Company could be required to repay a portion of this amount to the purchaser.

7.    Stock Incentive Plans and Warrants

        The Company maintains three long-term incentive compensation plans, which are described as follows:

  –
  The 1998 Long-Term Incentive Compensation Plan, which provides for the granting of up to 2,000,000 stock options to key employees, directors and consultants;

  –
  The 2000 Long-Term Incentive Compensation Plan, which provides for the granting of up to 2,000,000 stock options to key employees, directors and consultants;

  –
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

        Information with respect to the plans follows:

Year ended December 31,	1999	2000	2001
Options outstanding at beginning of year	92,500	1,205,500	5,644,000
Options granted	1,117,500	5,546,000	875,000
Options forfeited	—	(1,107,500)	—
Options exercised	(4,500)	—	—

Options outstanding at end of year	1,205,500	5,644,000	6,519,000

Option prices per share granted	$9.38—19.38	$2.75—15.00	$1.14—5.31

Weighted average exercise price
Options granted	$11.83	$10.38	$2.03
Options exercised	11.13	—	—
Options forfeited	—	11.82	—
Options outstanding at end of year	11.94	10.47	9.29
Options exercisable at end of year	9.88	6.37	10.76
Number of shares exercisable	18,500	112,500	1,833,333
Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2001	Weighted Average Remaining Contractual Life (Years)	Range of Exercise Price	Number Outstanding at December 31, 2001	Weighted Average Remaining Contractual Life (Years)
$1.14-1.70	225,000	9.9	$1.14-1.70	—	—
$1.91-2.13	600,000	9.1	$1.91-2.13	—	—
$2.75	1,528,000	8.9	$2.75	427,000	8.9
$5.31	50,000	9.1	$5.31	—	—
$6.875-8.25	1,018,000	8.6	$6.875	351,333	8.6
$11.125-13.250	88,000	6.7	$11.125-13.250	49,000	6.7
$15.00-15.06	3,010,000	8.4	$15.06	1,006,000	8.4

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

        The weighted-average, grant date fair value of stock options granted to employees and directors during the year, and the significant assumptions used to determine those fair values, using a modified Black-Scholes option pricing model, and the pro forma effect on earnings of the fair value accounting for stock options under SFAS No. 123, are as follows:

	1999	2000	2001
Weighted average fair value per options granted	$10.76	$4.67	$.91
Significant assumptions (weighted average)
Risk-free interest rate at grant date	6.2%	6.2%	4.8%
Expected stock price volatility	88.0%	94.3%	95.5%
Expected option life (years)	7	5	5
Net loss
As reported	$(6,052,841)	$(10,787,062)	$(9,723,016)
Pro forma	$(6,511,604)	$(19,143,596)	$(21,037,474)
	1999	2000	2001
Net loss applicable to common shareholders
As reported	$(6,273,518)	$(13,491,813)	$(12,666,771)
Pro forma	$(6,732,281)	$(21,848,347)	$(23,981,229)
Net loss per share—basic and diluted
As reported	$(.17)	$(.36)	$(.33)
Pro forma	$(.18)	$(.58)	$(.63)

        Information with respect to warrants follows:

Year ended December 31,	1999	2000	2001
Warrants outstanding at beginning of year	—	602,000	1,149,724
Warrants granted	602,000	547,724	—

Warrants outstanding at end of year	602,000	1,149,724	1,149,724

Warrant prices per share outstanding	$9.45-21.17	$9.45-16.88	$9.45-16.88

Weighted average exercise price
Warrants granted	$11.42	$10.06	$—
Warrants outstanding	$11.42	$10.77	$10.77

        Exercise dates of warrants range from August 2004 to January 2010.

8.    Dividends

        Dividends are comprised of the following:

Year ended December 31,	1999	2000	2001
Accrual of dividend on Series A Convertible Preferred	$220,677	$868,248	$930,090
Deemed dividend associated with beneficial conversion feature of Series A Convertible Preferred	—	480,928	391,154
Accrual of dividend on Series B Convertible Preferred	—	296,478	359,292
Deemed dividend associated with beneficial conversion feature of Series B Convertible Preferred	—	1,059,097	1,263,219

Total	$220,677	$2,704,751	$2,943,755

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

	Charge in 2000	Utilized in 2000	Balance at December 31, 2000	Utilized in 2001	Balance at December 31, 2001
Employee costs	$395,223	$65,223	$330,000	$156,068	$173,932
Lease costs	201,802	201,802	—	—	—

Total	$597,025	$267,025	$330,000	$156,068	$173,932

10.  Selected Quarterly Financial Data (Unaudited)

			2000			2000
	Operating Expenses	Net Loss	Net Loss Per Share (Basic and Diluted)	Operating Expenses	Net Loss	Net Loss Per Share (Basic and Diluted)
Quarters
Fourth	$2,652,046	$(3,103,418)	$(0.11)	$2,187,969	$(2,618,532)	$(0.08)
Third	3,186,890	(2,696,499)	(0.09)	1,669,850	(2,003,375)	(0.07)
Second	2,089,098	(2,557,181)	(0.09)	1,412,420	(2,073,997)	(0.08)
First	2,072,746	(2,429,964)	(0.07)	2,610,760	(3,027,112)	(0.10)

	$10,000,780	$(10,787,062)	$(0.36)	$7,880,999	$(9,723,016)	$(0.33)

11.  Subsequent Events

        (a)  On April 8, 2002, the Company entered into a credit facility that will provide the Company with a $2,500,000 revolving line of credit, bearing interest at 4.65%, for a period of five years. The loan is secured by a lien on all of the Company's assets. The lender is an entity which is controlled by a director of the Company.

        (b)  The Company has been in discussions with the founders of Photogen, L.L.C. about the possibility of transferring to an entity they control certain of the Company's therapeutic technologies (primarily PH-10 and laser technologies) in exchange for the Company's stock beneficially owned by the founders (approximately 20,548,435 shares of common stock). The Company has not progressed beyond preliminary discussions concerning the possible transaction at this time. The consummation of such a transaction would depend upon the resolution of numerous contingencies, including negotiating a structure for the transaction, resolution of any potential tax and accounting issues, execution of definitive agreements, receipt of appropriate fairness and other opinions, and board and stockholder approval. There can be no assurance that such a transaction can ultimately be consummated.

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

/s/ BDO International

Hamilton, Bermuda
April 5, 2002

SENTIGEN LTD.
BALANCE SHEETS

DECEMBER 31,	2001	2000
ASSETS
CURRENT ASSETS
Cash	$9,345	$—

LICENSE OF ELAN TECHNOLOGY, net of amortization of $1,222,829 and $244,565, respectively	13,777,171	14,755,435

	$13,786,516	$14,755,435

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Due to shareholders	$210,596	$1,639,855

SHAREHOLDERS' EQUITY
Preferred stock; par value $1.00 per share; 2,980 shares authorized, issued and outstanding	2,980	2,980
Common stock; par value $1.00 per share; 12,000 shares authorized, issued and outstanding	12,000	12,000
Additional paid-in capital	17,873,915	14,985,020
Deficit accumulated during the development stage	(4,312,975)	(1,884,420)

TOTAL SHAREHOLDERS' EQUITY	13,575,920	13,115,580

	$13,786,516	$14,755,435

See accompanying notes to financial statements.

SENTIGEN LTD.
STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31, 2001	YEAR ENDED DECEMBER 31, 2000	CUMULATIVE AMOUNTS FROM OCTOBER 7, 1999 (INCEPTION) TO DECEMBER 31, 2001
OPERATING EXPENSES
Research and development	$1,450,291	$1,257,815	$3,090,146
Amortization of license	978,264	244,565	1,222,829

NET LOSS	$(2,428,555)	$(1,502,380)	$(4,312,975)

See accompanying notes to financial statements.

SENTIGEN LTD.
STATEMENTS OF SHAREHOLDERS' EQUITY

						Deficit Accumulated During the Development Stage
	Preferred Stock		Common Stock
					Additional Paid-in Capital
	Shares	Amount	Shares	Amount			Total
Issuance of common stock	—	$—	12,000	$12,000	$12,003,000	$—	$12,015,000
Issuance of preferred stock	2,980	2,980	—	—	2,982,020	—	2,985,000
Net loss for the period October 7, 1999 to December 31, 1999	—	—	—	—	—	(382,040)	(382,040)

Balance at December 31, 1999	2,980	2,980	12,000	12,000	14,985,020	(382,040)	14,617,960
Net loss for the year ended December 31, 2000	—	—	—	—	—	(1,502,380)	(1,502,380)

Balance, at December 31, 2000	2,980	2,980	12,000	12,000	14,985,020	(1,884,420)	13,115,580
Contribution of Capital	—	—	—	—	2,888,895	—	2,888,895

Net loss for the year ended December 31, 2001	—	—	—	—	—	(2,428,555)	(2,428,555)

BALANCE, at December 31, 2001	2,980	$2,980	12,000	$12,000	$17,873,915	$(4,312,975)	$13,575,920

See accompanying financial statements.

SENTIGEN LTD.
STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31, 2001	Year ended December 31, 2000		CUMULATIVE AMOUNTS FROM OCTOBER 7, 1999 (INCEPTION) TO DECEMBER 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,428,555)		$(1,502,380)		$(4,312,975)
Amortization	978,264		244,565		1,222,829
Changes in operating assets and liabilities Due to shareholders	(1,429,259)		1,257,815		210,596

Net cash used in operating activities	(2,879,550)		—		(2,879,550)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost to acquire license	—		—		(15,000,000)

Net cash used in investing activities	—		—		(15,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of equity	—		—		15,000,000
Contribution of capital	2,888,895		—		2,888,895

Net cash provided by financing activities	2,888,895		—		17,888,895

NET INCREASE IN CASH	9,345		—		9,345
CASH, at beginning of period	—		—		—

CASH, at end of period	$9,345	$		— $	9,345

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In October 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the implications of adoption of SFAS 144 and anticipates adopting its provisions in fiscal year 2002.

2.
RELATED PARTY TRANSACTIONS

        The amount due to shareholders represents costs for research and development that are subcontracted to Photogen and Elan. The amount due to shareholders is unsecured, and interest free with no set terms of repayment. Research and development expense represents costs under the subcontract agreements with Photogen and Elan. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

3.
LICENSE OF ELAN TECHNOLOGY

        In 1999, the Company paid a license fee to Elan in the amount of $15,000,000 to acquire rights to certain Elan intellectual property. This license is being amortized on a straight-line basis over 184 months, which is the end of the life of the latest licensed patent.

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

ITEM 14.    EXHIBITS AND REPORTS ON FORM 8-K.

        Exhibits.

        The following exhibits are added to this Form 10-K/A.

EXHIBIT NO.	DESCRIPTION
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2002	Photogen Technologies, Inc.
	By:	/s/ TAFFY WILLIAMS Taffy J. Williams, Ph.D., President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ TAFFY J. WILLIAMS Taffy J. Williams, Ph.D.	President, Chief Executive Officer and Director, Chairman of the Board	August 7, 2002
By:	/s/ BROOKS BOVEROUX Brooks Boveroux	Senior Vice President—Finance and Chief Financial Officer and Treasurer (principal financial and accounting officer)	August 7, 2002
By:	/s/ ERIC A. WACHTER Eric A. Wachter, Ph.D.	Director, Vice President and Secretary	August 7, 2002
By:	/s/ ROBERT J. WEINSTEIN Robert J. Weinstein, M.D.	Director	August 7, 2002
By:	/s/ LESTER H. MCKEEVER, JR. Lester H. McKeever, Jr.	Director	August 7, 2002
By:	/s/ GENE GOLUB Gene Golub	Director	August 7, 2002
By:	/s/ AIDAN KING Aidan King	Director	August 7, 2002

EXHIBIT INDEX

        The following exhibits are added to the Exhibit Index.

EXHIBIT NO.	DESCRIPTION
*99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

QuickLinks

  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SIGNATURES
EXHIBIT INDEX