Form 10-Q/A
period 2002-03-31
PHOTOGEN TECHNOLOGIES INC
filed 2002-08-13
CIK 761237

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period ended __________________

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


         Photogen Technologies, Inc. ("we," "us," or the "Company") amends and restates its Form 10-Q for the quarter March 31, 2002 as follows.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           Photogen Technologies, Inc.
                          (A Development Stage Company)
                      Consolidated Condensed Balance Sheets
                                All amounts in $

                                                                                    March 31,            December 31,
                                                                                     2002                    2001
                                                                                  (Unaudited)              (Audited)
                                                                               ------------------     ------------------

                                   ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                 $          316,801     $        1,352,904
     Restricted cash                                                                      150,000                      -
     Prepaid expenses                                                                      14,887                 29,775
     Deposit                                                                              328,847                474,580
                                                                               ------------------     ------------------
TOTAL CURRENT ASSETS                                                                      810,535              1,857,259

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, less accumulated
     depreciation of $1,155,422 and $1,059,997, respectively                              786,795                882,220

PATENT COSTS, net of amortization of $111,109 and $100,693, respectively                  388,891                399,307

DEPOSITS                                                                                   14,383                 69,173

INVESTMENT IN AND ADVANCES TO AFFILIATE                                                10,602,577             10,994,680
                                                                               ------------------     ------------------

              TOTAL ASSETS                                                     $       12,603,181     $       14,202,639
                                                                               ==================     ==================
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                          $          470,965     $          373,774
     Accrued expenses                                                                     557,044                394,242
     Accrued restructuring                                                                625,000                173,932
     Accrued equipment lease                                                              393,312                374,580
                                                                               ------------------     ------------------




TOTAL CURRENT LIABILITIES                                                               2,046,321              1,316,528

ACCRUED EQUIPMENT LEASE                                                                   721,037                749,160

LONG-TERM DEBT                                                                          2,314,005              2,314,005
                                                                               ------------------     ------------------

TOTAL LIABILITIES                                                                       5,081,363              4,379,693
                                                                               ------------------     ------------------

SHARES SUBJECT TO RESCISSION                                                              650,000                650,000
                                                                               ------------------     ------------------

SHAREHOLDERS' EQUITY
     Preferred stock; par value $.01 per share; 5,000,000 shares authorized including:

         Series A Preferred Stock; 13,788 and 12,856 shares authorized, issued and outstanding at March 31, 2002 and December 31, 2001,
              respectively, liquidation preference $1,000 per share (in
              aggregate $13,788,000 at March 31, 2002 and
              $12,856,000 at December 31, 2001)                                               137                    128

         Series B Preferred Stock; 402,000 shares authorized; 378,716 and
              357,280 shares issued and outstanding, at March 31, 2002 and
              December 31, 2001, respectively, liquidation preference $16.88 per share (in aggregate $6,392,726 at March
              31, 2002 and $6,030,886 at December 31, 2001)                                 3,786                  3,572



     Common stock; par value $.001 per share; 150,000,000 shares
        authorized;  38,343,790 shares issued and outstanding                              38,344                 38,344
     Additional paid-in capital                                                        38,238,559             38,224,215
     Deficit accumulated during the development stage                                 (31,409,008)           (29,093,313)
                                                                               ------------------     ------------------

TOTAL SHAREHOLDERS' EQUITY                                                              6,871,818              9,172,946
                                                                               ------------------     ------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $       12,603,181     $       14,202,639
                                                                               ==================     ==================

                           Photogen Technologies, Inc.
                          (A Development Stage Company)
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)
                                All amounts in $


                                                                                           Cumulative
                                                    Three Months      Three Months            Amounts
                                                           Ended             Ended               From
                                                       March 31,         March 31,        November 3,
                                                            2002              2001   1996 (Inception)
                                                ----------------  ----------------  -----------------
OPERATING EXPENSES
     Research and development                   $        689,113  $        789,788  $      13,000,524
     General and administrative                          616,725         1,124,902         13,282,593
     Restructuring charges                               451,068                 -          1,048,093
     Provision for future lease payments                       -           696,070          1,264,208
                                                ----------------  ----------------  -----------------

TOTAL OPERATING EXPENSES                               1,756,906         2,610,760         28,595,418

INCOME (LOSS) FROM JOINT VENTURE                        (560,114)         (472,553)        (4,022,293)

INVESTMENT INCOME                                          1,325            56,201          1,208,703
                                                ----------------  ----------------  -----------------

NET LOSS                                        $     (2,315,695)  $    (3,027,112)  $    (31,409,008)
                                                                                     ================
DIVIDENDS ON PREFERRED STOCK                            (334,463)         (731,702)
                                                ----------------  ----------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS      $     (2,650,158) $     (3,758,814)
                                                ================  ================

BASIC AND DILUTED LOSS PER COMMON SHARE         $           (.07) $           (.10)
                                                ================  ================

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING - BASIC AND DILUTED               38,842,298        37,420,980
                                                ================  ================

                                 Photogen Technologies, Inc.
                                (A Development Stage Company)
                    Consolidated Condensed Statements of Shareholders' Equity
                                         (Unaudited)
                                      All amounts in $




                                             Preferred Stock        Preferred Stock
                                                Series A               Series B           Common Stock        Members'
                                            Shares      Amount    Shares      Amount    Shares      Amount    Capital
--------------------------------------------------------------------------------------------------------------------------
Contribution of capital                          -   $      -          -   $      -            -   $      -   $    7,268
Net loss for the period ended
 December 31, 1996                               -          -          -          -            -          -       (1,779)

BALANCE, at December 31, 1996                    -          -          -          -            -          -        5,489

     Net loss and capital contributions
        for the period January 1, 1997 to
        May 15, 1997                             -          -          -          -            -          -            -
     Capital contribution                        -          -          -          -            -          -        3,511
--------------------------------------------------------------------------------------------------------------------------

BALANCE, at May 15, 1997                         -          -          -          -            -          -        9,000

     Issuance of common stock                    -          -          -          -    6,312,833      6,313            -
     Effect of recapitalization and merger       -          -          -          -   29,687,167     29,687       (9,000)
     Cost associated with recapitalization
        and merger                               -          -          -          -            -          -            -
     Net loss for the period May 16, 1997
        to December 31, 1997                     -          -          -          -            -          -            -
--------------------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1997                    -          -          -          -   36,000,000     36,000            -

     Issuance of common stock                    -          -          -          -      875,020        875            -
     Costs associated with common stock
        issuance                                 -          -          -          -            -          -            -
     Options issued to consultants               -          -          -          -            -          -            -
     Net loss for the year ended
        December 31, 1998                        -          -          -          -            -          -            -
--------------------------------------------------------------------------------------------------------------------------

                                                                     Deficit
                                                                 Accumulated
                                                Additional        During the
                                                   Paid-in       Development
                                                   Capital             Stage         Total
-------------------------------------------------------------------------------------------
Contribution of capital                       $          -       $         -   $     7,268
Net loss for the period ended
 December 31, 1996                                       -                 -        (1,779)

BALANCE, at December 31, 1996                            -                 -         5,489

     Net loss and capital contributions
        for the period January 1, 1997 to
        May 15, 1997                                     -            (3,511)       (3,511)
     Capital contribution                                -                 -         3,511
-------------------------------------------------------------------------------------------

BALANCE, at May 15, 1997                                 -            (3,511)        5,489

     Issuance of common stock                    1,797,137                 -     1,803,450
     Effect of recapitalization and merger       1,181,500             1,732     1,203,919
     Cost associated with recapitalization
        and merger                                (371,111)                -      (371,111)
     Net loss for the period May 16, 1997
        to December 31, 1997                             -          (554,702)     (554,702)
-------------------------------------------------------------------------------------------

BALANCE, at December 31, 1997                    2,607,526          (556,481)    2,087,045

     Issuance of common stock                    6,999,125                 -     7,000,000
     Costs associated with common stock
        issuance                                   (50,000)                -       (50,000)
     Options issued to consultants                  45,446                 -        45,446
     Net loss for the year ended
        December 31, 1998                                -        (1,973,913)   (1,973,913)
-------------------------------------------------------------------------------------------



                                             Preferred Stock        Preferred Stock
                                                Series A               Series B           Common Stock        Members'
                                            Shares      Amount    Shares      Amount    Shares      Amount    Capital
--------------------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1998                    -   $      -          -   $      -   36,875,020   $  36,875           -

     Exercise of stock options                   -          -          -          -        4,500           5           -
     Issuance of warrants and options            -          -          -          -            -           -           -
     Issuance of common stock                    -          -          -          -      503,866         504           -
     Issuance of preferred stock            12,015        120          -          -            -           -           -
     Net loss for the year ended
      December 31, 1999                          -          -          -          -            -           -           -
--------------------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1999               12,015        120          -          -   37,383,386      37,384           -

     Stock option compensation                   -          -          -          -            -           -           -
     Issuance of warrants and options            -          -          -          -            -           -           -
     Issuance of preferred stock
      dividend                                 841          8          -          -            -           -           -
     Issuance of preferred stock                 -          -    337,056      3,370            -           -           -
     Net loss for the year ended
      December 31, 2000                          -          -          -          -            -           -           -
--------------------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 2000               12,856        128    337,056      3,370   37,383,386      37,384           -

     Stock option compensation                   -          -          -          -            -           -           -
     Issuance of common stock for cash           -          -          -          -      196,978         197           -
     Issuance of common stock in
      satisfaction of anti-dilution
      provision                                                                          763,426         763
     Issuance of preferred stock
      dividend                                   -          -     20,224        202            -           -           -
     Net loss for the year ended
      December 31, 2001                          -          -          -          -            -           -           -
--------------------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 2001               12,856   $    128    357,280   $  3,572   38,343,790   $  38,344           -

     Stock option compensation                   -          -          -          -            -           -           -
     Issuance of preferred stock
      dividend                                 932          9     21,436        214            -           -           -
     Net loss for the three months
      ended March 31, 2002                       -          -          -          -            -           -           -
--------------------------------------------------------------------------------------------------------------------------

BALANCE, at March 31, 2002                  13,788   $    137    378,716   $  3,786   38,343,790   $  38,344           -
--------------------------------------------------------------------------------------------------------------------------


                                                                     Deficit
                                                                 Accumulated
                                                Additional        During the
                                                   Paid-in       Development
                                                   Capital             Stage         Total
-------------------------------------------------------------------------------------------
BALANCE, at December 31, 1998                 $  9,602,097       $(2,530,394)  $ 7,108,578

     Exercise of stock options                      50,058                 -        50,063
     Issuance of warrants and options            3,664,749                 -     3,664,749
     Issuance of common stock                    6,082,150                 -     6,082,654
     Issuance of preferred stock                11,578,839                 -    11,578,959
     Net loss for the year ended
      December 31, 1999                                  -        (6,052,841)   (6,052,841)
-------------------------------------------------------------------------------------------

BALANCE, at December 31, 1999                   30,977,893        (8,583,235)   22,432,162

     Stock option compensation                     125,020                 -       125,020
     Issuance of warrants and options            1,366,050                 -     1,366,050
     Issuance of preferred stock
      dividend                                          (8)                -             -
     Issuance of preferred stock                 5,272,970                 -     5,276,340
     Net loss for the year ended
      December 31, 2000                                  -       (10,787,062)  (10,787,062)
-------------------------------------------------------------------------------------------

BALANCE, at December 31, 2000                   37,741,925       (19,370,297)   18,412,510

     Stock option compensation                      64,729                 -        64,729
     Issuance of common stock for cash             418,526                 -       418,723
     Issuance of common stock in
      satisfaction of anti-dilution
      provision                                       (763)                              -
     Issuance of preferred stock
      dividend                                        (202)                -             -
     Net loss for the year ended
      December 31, 2001                                   -       (9,723,016)   (9,723,016)
-------------------------------------------------------------------------------------------

BALANCE, at December 31, 2001                 $ 38,224,215      $(29,093,313)  $ 9,172,946

     Stock option compensation                      14,567                 -        14,567
     Issuance of preferred stock
      dividend                                        (223)                -             -
     Net loss for the three months
      ended March 31, 2002                               -        (2,315,695)   (2,315,695)
-------------------------------------------------------------------------------------------

BALANCE, at March 31, 2002                    $ 38,238,559      $(31,409,008)  $ 6,871,818
-------------------------------------------------------------------------------------------

                           Photogen Technologies, Inc.
                          (A Development Stage Company)
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                All amounts in $


                                                      Three Months       Three Months     Cumulative Amounts
                                                             Ended              Ended                   From
                                                         March 31,          March 31,       November 3, 1996
                                                              2002               2001             (Inception)
                                                   ---------------    ---------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                      $    (2,315,695)    $   (3,027,112)   $       (31,409,008)
     Depreciation and amortization                         105,841            116,505              1,412,426

     Loss on disposal of fixed assets                            -              2,714                 38,424
     Gain on sale of marketable securities                       -                  -                (18,503)
     United States Treasury Notes
      amortization                                               -             (1,536)                12,586
     Stock option compensation                              14,567            330,569                631,083
     Issuance of warrants in exchange for
      services rendered                                          -                  -              3,995,091
     Loss from investment in affiliate                     560,114            472,553              4,022,293
     Changes in operating assets and liabilities:
         Restricted cash                                  (150,000)                 -               (150,000)
         Prepaid expenses                                   14,888            137,665                (14,887)
         Interest receivable                                     -             18,833                      -
         Accounts payable                                   97,191           (271,229)               470,965
         Accrued expenses                                  162,802                  -                557,044
         Accrued equipment lease                            (9,391)           696,070              1,114,349
         Accrued restructuring                             451,068           (103,856)               625,000
                                                   ---------------    ---------------   ---------------------
Net cash used in operating activities                   (1,068,615)        (1,628,824)           (18,713,137)
                                                   ---------------    ---------------   ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of marketable securities                               -                  -              2,164,464
     Purchases of marketable securities                          -                  -             (2,182,967)
     Purchases of United States Treasury
      Notes                                                      -         (1,320,000)           (38,656,973)
     Sales of United States Treasury Notes                       -          3,208,000             39,778,548

     Purchase of capital assets                                  -            (13,731)            (1,943,553)
     Proceeds from sale of equipment                             -                  -                145,551
     Costs to acquire patent                                     -                  -               (237,335)
     Investment in and advances to affiliate              (168,011)          (249,197)           (14,624,870)
     Decrease (increase) in deposit                        200,523            (14,383)              (343,230)
                                                   ---------------    ---------------   ---------------------

Net cash provided by (used in) investing
 activities                                                 32,512          1,610,689            (15,900,365)
                                                   ---------------    ---------------   ---------------------



                                                      Three Months       Three Months     Cumulative Amounts
                                                             Ended              Ended                   From
                                                         March 31,          March 31,       November 3, 1996
                                                              2002               2001             (Inception)
                                                   ---------------    ---------------   ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on capital leases          $             -    $        (5,305)  $          (291,704)
     Net proceeds from issuance of equity                        -            375,000            31,367,439
     Proceeds from capital contributions by
      shareholders                                               -                  -             1,911,674
     Proceeds from issuance of debt                              -                  -             2,314,005
     Cost of recapitalization                                    -                  -              (371,111)
                                                   ---------------    ---------------   ---------------------
Net cash provided by financing activities                        -            369,695            34,930,303
                                                   ---------------    ---------------   ---------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (1,036,103)           351,560               316,801

CASH AND CASH EQUIVALENTS, at beginning
 of period                                               1,352,904            622,795                     -
                                                   ---------------    ---------------   ---------------------
CASH AND CASH EQUIVALENTS, at end of period        $       316,801    $       974,355   $           316,801
                                                   ===============    ===============   =====================

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

2.       JOINT VENTURE/INVESTMENT IN AFFILIATE

           The following is summarized financial information for the joint venture Sentigen, Ltd. at March 31, 2002 and 2001.

         MARCH 31,                                                2002             2001
         -------------------------------------------------------------------------------
             License purchased from Elan, net of
                  amortization of $1,467,395 in 2002
                  and $489,131 in 2001                  $    13,532,605   $   14,510,869
         -------------------------------------------------------------------------------
         Total assets                                   $    13,532,605   $   14,510,869

         Due to affiliates                              $       665,299   $    1,985,243

         Total shareholders' equity                          12,867,306       12,525,626
         -------------------------------------------------------------------------------

         Total liabilities and equity                   $    13,532,605   $   14,510,869
         ===============================================================================

         Research and development expense               $       445,310   $      345,389
         General and administrative expense                      18,739          -
         Amortization of license                                244,566          244,565
         -------------------------------------------------------------------------------

         Net loss                                       $       708,615   $      589,954
         ===============================================================================

3.       BASIC AND DILUTED LOSS PER COMMON SHARE

         Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options and warrants, preferred stock and convertible debt as they are antidilutive. Potential common shares excluded from the calculation at March 31, 2002 are 6,519,000 options, 1,149,724 warrants, 1,199,312 shares issuable upon the conversion of Series A and B Preferred
Stock and 132,706 shares issuable upon conversion of the Elan line of credit. Basic and diluted loss per common share includes 498,508 shares of common stock subject to rescission.

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

                                                  Balance at                  Balance at                 Balance at
                     Charged in  Utilized in    December 31,  Utilized in   December 31,    Charged in    March 31,
                           2000         2000            2000         2001           2001          2002         2002
-------------------------------------------------------------------------------------------------------------------
Employee costs         $ 95,233     $ 65,223        $330,000      $156,068       $173,932      $451,068    $625,000

Lease costs             201,802      201,802               -             -              -             -           -

Total                  $597,025     $267,025        $330,000      $156,068       $173,932      $451,068    $625,000
===================================================================================================================

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

         On April 8, 2002, we entered into a credit facility that will provide us with a $2,500,000 revolving line of credit, bearing interest at 4.65%, for a period of five years. The loan is secured by a lien on all of our assets. At March 31, 2002 we had not borrowed any amounts on this line of credit.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In conjunction with the restructuring of our clinical development office in Westborough, Massachusetts, we filed a lawsuit captioned PHOTOGEN, INC. V. GERALD L. WOLF (Case No. 00C 5841), in the United States District Court for the Northern District of Illinois. That litigation is described in our Form 10-K for the year ended December 31, 2001. The parties to the litigation signed a term sheet listing key terms for the confidential settlement of that litigation. The term sheet contemplates, among various terms, the dismissal of all parties' claims and mutual releases, and certain payments to Dr. Wolf and MGH. The settlement is subject to execution of definitive documentation and approval of Photogen's Board.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION

RISK FACTORS

         This Form 10-Q/A contains (and press releases and other public statements we may issue from time to time may contain) a number of forward-looking statements regarding our business and operations. Statements in this document that are not historical facts are forward-looking statements. Such forward-looking statements include those relating to:

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)          Exhibits.

                  The following is a list of exhibits filed as part of this Form 10-Q/A: Exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parenthesis.

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

        EXHIBIT NO.                                                DESCRIPTION
           3.6      Amended and Restated Bylaws of Photogen, Inc. (Filed as Exhibit 3.3 to the Company's
                    Current Report on Form 8-K dated May 17, 2000 and incorporated herein by reference.)

          99.1      Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2      Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


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

Date:  August 13, 2002            Photogen Technologies, Inc.



                                  /s/ Taffy J. Williams
                                  ---------------------------------------------
                                  Taffy J. Williams, Ph.D., President and Chief Executive Officer


                                  /s/ Brooks Boveroux
                                  ---------------------------------------------
                                  Brooks Boveroux, Senior Vice President-
                                  Finance and Chief Financial Officer
                                  (Principal Financial and Chief Accounting
                                  Officer)

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


+ Incorporated by reference from the filing indicated.
* Filed herewith.