Form 10-Q
period 2002-06-30
PHOTOGEN TECHNOLOGIES INC
filed 2002-08-19
CIK 761237

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                             YES: /x/    NO: / /

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 38,842,298 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE, ISSUED AND OUTSTANDING AT AUGUST 15, 2002

==========================================================================

                                      INDEX


                                                                                                  Page
Part I.  Financial Information                                                                     1

         Item 1.  Financial Statements                                                             1
         Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                                             10
         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                      17

Part II. Other Information                                                                        17

         Item 1.  Legal Proceedings                                                               17
         Item 4.  Submission of Matters to a Vote of Security Holders                             17
         Item 5.  Other Information                                                               17
         Item 6.  Exhibits and Reports on Form 8-K                                                24

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           Photogen Technologies, Inc.
                          (A Development Stage Company)
                      Consolidated Condensed Balance Sheets
                                All amounts in $


                                                                                    June 30,              December 31,
                                                                                      2002                    2001
                                                                                  (Unaudited)              (Audited)
                                                                                ------------------   ---------------------
                                   ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                  $          83,023    $         1,352,904
     Prepaid expenses                                                                           -                 29,775
     Deposit                                                                              230,520                474,580
                                                                                ------------------   --------------------

TOTAL CURRENT ASSETS                                                                      463,543              1,857,259

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, less accumulated
     depreciation of $1,250,848 and $1,059,997, respectively                              691,369                882,220


PATENT COSTS, net of amortization of $121,526 and $100,693, respectively                  378,474                399,307

DEPOSITS                                                                                   14,383                 69,173

INVESTMENT IN AND ADVANCES TO AFFILIATE                                                10,585,288             10,994,680
                                                                                ------------------   --------------------


              TOTAL ASSETS                                                      $      11,983,057    $        14,202,639
                                                                                ==================   ====================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                          $          887,984  $            373,774
     Accrued expenses                                                                     807,066               394,242
     Accrued restructuring                                                                475,000               173,932
     Accrued equipment lease                                                              393,312               374,580
                                                                                ------------------    ------------------

TOTAL CURRENT LIABILITIES                                                               2,563,362             1,316,528

ACCRUED EQUIPMENT LEASE                                                                   622,709               749,160


LONG-TERM DEBT                                                                          3,146,910             2,314,005
                                                                                ------------------    ------------------

TOTAL LIABILITIES                                                                       6,332,981             4,379,693
                                                                                ------------------    ------------------

SHARES SUBJECT TO RESCISSION                                                              650,000               650,000
                                                                                ------------------   -------------------

SHAREHOLDERS' EQUITY
     Preferred stock; par value $.01 per share; 5,000,000 shares authorized including:

         Series A Preferred Stock; 13,788 and 12,856 shares authorized, issued and outstanding at June 30, 2002 and December 31, 2001,
              respectively, liquidation preference $1,000 per share (in
              aggregate $13,788,000 at June 30, 2002 and
              $12,856,000 at December 31, 2001)                                               137                   128


         Series B Preferred Stock; 402,000 shares authorized; 378,716 and
              357,280 shares issued and outstanding, at June 30, 2002 and
              December 31, 2001, respectively, liquidation preference $16.88 per share (in aggregate $6,392,726 at June
              30, 2002 and $6,030,886 at December 31, 2001)                                 3,786                 3,572



     Common stock; par value $.001 per share; 150,000,000 shares
         authorized; 38,343,790 shares issued and outstanding                              38,344                38,344
     Additional paid-in capital                                                        38,253,126            38,224,215
     Deficit accumulated during the development stage                                 (33,295,317)          (29,093,313)
                                                                                ------------------    ------------------

TOTAL SHAREHOLDERS' EQUITY                                                              5,000,076             9,172,946
                                                                                ------------------    ------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $      11,983,057     $      14,202,639
                                                                                ==================    ==================

                           Photogen Technologies, Inc.
                          (A Development Stage Company)
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)
                                All amounts in $


                                                                                                                        Cumulative
                                                                                                                           Amounts
                                                          Three            Three                                              From
                                                         Months           Months      Six Months        Six Months     November 3,
                                                          Ended            Ended           Ended             Ended            1996
                                                  June 30, 2002    June 30, 2001   June 30, 2002     June 30, 2001     (Inception)
                                               ----------------  ---------------  -------------- -----------------  --------------
OPERATING EXPENSES
     Research and development                  $       697,530   $      455,667   $   1,386,643  $      1,245,455   $   13,698,054
     General and administrative                        808,625          956,753       1,425,350         2,081,655       14,091,218
     Provision for future lease payments                     -                -               -           696,070        1,264,208
     Restructuring charges                                   -                -         451,068                 -        1,048,093
                                               ----------------  ---------------  -------------- -----------------  ---------------

TOTAL OPERATING EXPENSES                             1,506,155        1,412,420       3,263,061         4,023,180       30,101,573

LOSS FROM JOINT VENTURE                               (380,331)        (689,291)       (940,445)       (1,161,844)      (4,402,624)

INVESTMENT INCOME                                          177           27,714           1,502            83,915        1,208,880
                                               ----------------  ---------------  -------------- -----------------  ---------------

NET LOSS                                       $     1,886,309   $   (2,073,997)  $  (4,202,004) $     (5,101,109)  $  (33,295,317)
                                                                                                                    ==============

DIVIDENDS ON PREFERRED STOCK                          (344,215)        (753,637)       (678,678)       (1,485,339)
                                               ----------------  ---------------  -------------- -----------------


NET LOSS APPLICABLE TO COMMON SHAREHOLDERS     $   (2,230,524)   $   (2,827,634)  $ (4,880,682)  $     (6,586,448)
                                               ===============   ===============  =============  =================


BASIC AND DILUTED LOSS PER COMMON SHARE        $          (.06)  $         (.08)  $        (.13) $           (.18)
                                               ================  ===============  ============== =================


WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING - BASIC AND DILUTED         38,842,298       37,633,713      38,842,298        37,582,282
                                               ===============   ===============  =============  =================

                           Photogen Technologies, Inc.
                          (A Development Stage Company)
            Consolidated Condensed Statements of Shareholders' Equity
                                   (Unaudited)
                                All amounts in $



                                              Preferred Stock        Preferred Stock
                                                  Series A               Series B                Common Stock
                                             Shares        Amount    Shares     Amount       Shares         Amount
--------------------------------------------------------------------------------------------------------------------
Contribution of capital                             -      $    -          -     $    -            -        $      -
Net loss for the period ended December 31, 1996     -           -          -          -            -               -
--------------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1996                       -           -          -          -            -               -

  Net loss and capital contributions for the
      period January 1, 1997 to May 15, 1997        -           -          -          -            -               -
  Capital contribution                              -           -          -          -            -               -
--------------------------------------------------------------------------------------------------------------------

BALANCE, at May 15, 1997                            -           -          -          -            -               -

  Issuance of common stock                          -           -          -          -    6,312,833           6,313
  Effect of recapitalization and merger             -           -          -          -   29,687,167          29,687
  Cost associated with recapitalization and
      merger                                        -           -          -          -            -               -
  Net loss for the period May 16, 1997 to
      December 31, 1997                             -           -          -          -            -               -
--------------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1997                       -           -          -          -   36,000,000          36,000

  Issuance of common stock                          -           -          -          -      875,020             875
  Costs associated with common stock issuance       -           -          -          -            -               -
  Options issued to consultants                     -           -          -          -            -               -
  Net loss for the year ended December 31, 1998     -           -          -          -            -               -
--------------------------------------------------------------------------------------------------------------------


                                          Deficit
                                      Accumulated
                     Additional        During the
       Members'         Paid-in       Development
       Capital         Capital             Stage         Total
------------------------------------------------------------------
   $      7,268    $          -   $             -   $     7,268
         (1,779)              -                 -        (1,779)
------------------------------------------------------------------

          5,489               -                 -         5,489


              -               -             (3,511)      (3,511)
          3,511               -                 -         3,511
------------------------------------------------------------------

          9,000               -            (3,511)        5,489

              -       1,797,137                 -     1,803,450
         (9,000)      1,181,500             1,732     1,203,919

              -        (371,111)                -      (371,111)

              -               -          (554,702)     (554,702)
------------------------------------------------------------------

              -       2,607,526          (556,481)    2,087,045

              -       6,999,125                 -     7,000,000

              -         (50,000)                -       (50,000)
              -          45,446                 -        45,446

              -               -        (1,973,913)   (1,973,913)
------------------------------------------------------------------


                                           Preferred Stock       Preferred Stock
                                              Series A               Series B               Common Stock
                                            Shares      Amount    Shares     Amount      Shares         Amount
----------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1998                    -  $        -         -  $       -  36,875,020    $    36,875

     Exercise of stock options                   -           -         -          -       4,500              5
     Issuance of warrants and options            -           -         -          -           -              -
     Issuance of common stock                    -           -         -          -     503,866            504
     Issuance of preferred stock            12,015         120         -          -           -              -
     Net loss for the year ended
         December 31, 1999                       -           -         -          -           -              -
----------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1999               12,015         120         -          -  37,383,386         37,384

     Stock option compensation                   -           -         -          -           -              -
     Issuance of warrants and options            -           -         -          -           -              -
     Issuance of preferred stock dividend      841           8         -          -           -              -
     Issuance of preferred stock                 -           -   337,056      3,370           -              -
     Net loss for the year ended
         December 31, 2000                       -           -         -          -           -              -
----------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 2000               12,856         128   337,056      3,370  37,383,386         37,384

     Stock option compensation                   -           -         -          -           -              -
     Issuance of common stock for cash*          -           -         -          -     196,978            197
     Issuance of common stock in
         satisfaction of anti-dilution
         provision                                                                      763,426            763
     Issuance of preferred stock dividend        -           -    20,224        202           -              -
     Net loss for the year ended
         December 31, 2001                       -           -         -          -           -              -
----------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 2001 *             12,856  $      128   357,280  $   3,572  38,343,790    $    38,344

     Stock option compensation                   -           -         -          -           -              -
     Issuance of preferred stock dividend      932           9    21,436        214           -              -
     Net loss for the six months ended
         June 30, 2002                           -           -         -          -           -              -
----------------------------------------------------------------------------------------------------------------

BALANCE, at June 30 2002 *                  13,788  $      137   378,716  $   3,786  38,343,790    $    38,344
----------------------------------------------------------------------------------------------------------------


                   Additional       During the
     Members'         Paid-in      Development
      Capital         Capital            Stage           Total
---------------------------------------------------------------
            -   $   9,602,097   $   (2,530,394)   $  7,108,578

            -          50,058                -          50,063
            -       3,664,749                -       3,664,749
            -       6,082,150                -       6,082,654
            -      11,578,839                -      11,578,959

                            -       (6,052,841)
            -                                       (6,052,841)
---------------------------------------------------------------

            -      30,977,893       (8,583,235)     22,432,162

            -         125,020                -         125,020
            -       1,366,050                -       1,366,050
                           (8)               -
            -                                                -
            -       5,272,970                -       5,276,340

            -               -      (10,787,062)    (10,787,062)
---------------------------------------------------------------

            -      37,741,925      (19,370,297)     18,412,510

            -          64,729                -          64,729
            -         418,526                -         418,723

                        (763)
                                                             -
            -           (202)                -               -

            -               -       (9,723,016)     (9,723,016)
---------------------------------------------------------------

            -   $  38,224,215   $  (29,093,313)    $  9,172,946

            -         29,134                 -           29,134
            -           (223)                -                -

            -              -        (4,202,004)      (4,202,004)
---------------------------------------------------------------

           --   $ 38,253,126    $  (33,295,317)    $  5,000,076
---------------------------------------------------------------

* Excludes 498,508 shares of Common Stock valued at $650,000 that are subject to rescission.

                           Photogen Technologies, Inc.
                          (A Development Stage Company)
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                All amounts in $


                                                        Six Months        Six Months     Cumulative Amounts
                                                             Ended             Ended                   From
                                                          June 30,          June 30,       November 3, 1996
                                                              2002              2001             (Inception)
                                                   ---------------    ---------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                      $    (4,202,004)    $   (5,101,109)     $     (33,295,317)
     Depreciation and amortization                         211,684            229,130              1,518,269
     Loss on disposal of fixed assets                            -             (5,092)                38,424
     Gain on sale of marketable securities                       -                  -                (18,503)
     United States Treasury Notes
         Amortization                                            -             (1,831)                12,586
     Stock option compensation                              29,134             32,364                645,650
     Issuance of warrants in exchange for
         services rendered                                       -            616,887              3,995,091
     Loss from investment in affiliate                     940,445          1,161,844              4,402,624
     Changes in operating assets and liabilities:
         Prepaid expenses                                   29,775            182,115                      -
         Interest receivable                                     -             55,759                      -
         Accounts payable                                  514,210           (370,731)               887,984
         Accrued expenses                                  412,824              7,593                807,066
         Accrued equipment lease                          (107,719)           649,247              1,016,021
         Accrued restructuring                             301,068           (155,552)               475,000
                                                    ---------------    ---------------   --------------------

Net cash used in operating activities                   (1,870,583)        (2,699,376)           (19,515,105)
                                                    ---------------    ---------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of marketable securities                               -                  -              2,164,464
     Purchases of marketable securities                          -                  -             (2,182,967)
     Purchases of United States Treasury
         Notes                                                   -         (3,320,000)           (38,656,973)
     Sales of United States Treasury Notes                       -          6,765,000             39,778,548
     Purchase of capital assets                                  -            (45,938)            (1,943,553)
     Proceeds from sale of equipment                             -            110,177                145,551
     Costs to acquire patent                                     -                  -               (237,335)
     Investment in and advances to affiliate              (531,053)          (792,602)           (14,987,912)
     Decrease (increase) in deposit                        298,850            (14,383)              (244,903)
                                                    ---------------    ---------------   --------------------

Net cash provided by (used in) investing
activities                                                (232,203)         2,702,254            (16,165,080)
                                                    ---------------    ---------------   --------------------


                                                         Six Months         Six Months    Cumulative Amounts
                                                              Ended              Ended                  From
                                                           June 30,           June 30,      November 3, 1996
                                                               2002               2001           (Inception)
                                                    ---------------    ---------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on capital leases           $             -    $        (9,473)   $         (291,704)
     Net proceeds from issuance of equity                         -          1,068,723            31,367,439
     Proceeds from capital contributions by
         shareholders                                             -                  -             1,911,674
     Proceeds from issuance of debt                         832,905                  -             3,146,910
     Cost of recapitalization                                     -                  -              (371,111)
                                                    ----------------   ----------------   ------------------

Net cash provided by financing activities                   832,905          1,059,250            35,763,208
                                                    ----------------   ----------------   ------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (1,269,881)         1,062,128                83,023

CASH AND CASH EQUIVALENTS, at beginning
     of period                                            1,352,904            622,795                     -
                                                    ----------------   ----------------   ------------------

CASH AND CASH EQUIVALENTS, at end of period         $        83,023    $     1,684,923    $           83,023
                                                    ================   ================   ==================

                           Photogen Technologies, Inc.
                          (A Development Stage Company)
                     Notes To Condensed Financial Statements
                                   (Unaudited)

                                  June 30, 2002

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

2.       JOINT VENTURE/INVESTMENT IN AFFILIATE

         The following is summarized financial information for the joint venture Sentigen, Ltd. at June 30, 2002 and 2001.


          JUNE 30,                                                 2002             2001
         --------------------------------------------------------------------------------
             License purchased from Elan, net of
             amortization of $1,711,961 in 2002
             and $733,697 in 2001                         $  13,288,039     $ 14,266,303
         --------------------------------------------------------------------------------

         Total assets                                     $  13,288,039     $ 14,266,303
         --------------------------------------------------------------------------------

         Due to affiliates                                $     230,254     $  2,601,215

         Total shareholders' equity                          13,057,785       11,665,088
         --------------------------------------------------------------------------------

         Total liabilities and equity                     $  13,288,039     $ 14,266,303
         --------------------------------------------------------------------------------


         Research and development expense                 $     666,219     $    961,360
         General and administrative expense                      18,739             -
         Amortization of license                                489,132          489,132
         --------------------------------------------------------------------------------

         Net loss                                         $   1,174,090     $  1,450,492

         ================================================================================

3.       BASIC AND DILUTED LOSS PER COMMON SHARE

         Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options and warrants, preferred stock and convertible debt, as they are antidilutive. Potential common shares excluded from the calculation at June 30, 2002 are 7,859,000 options, 1,149,724 warrants, 1,182,371 shares issuable upon the conversion of Series A and B Preferred Stock and 165,032 shares issuable upon conversion of the Elan line of credit. Basic and diluted loss per common share includes 498,508 shares of common stock subject to rescission.


4.       RESTRUCTURING

         In 2000, the Company recorded a restructuring charge of $597,025, included in operating expenses, relating to the closure of its operations in Westborough, Massachusetts. The restructuring charge includes accruals related to estimated lease termination costs and accruals related to employee severance and related expenses in connection with their termination. All employees at the Westborough facility were terminated. The activities previously performed at the Westborough facility are being conducted at other company locations or with outside consultants. In 2002, the Company recorded an additional restructuring charge related to additional termination costs for one of the Westborough employees. The restructuring charge is summarized as follows:


                                            Balance at               Balance at                           Balance at
                  Charged in    Utilized  December 31,    Utilized  December 31,  Charged in    Utilized    June 30,
                        2000     in 2000          2000     in 2001         2001         2002     in 2002        2002
   -----------------------------------------------------------------------------------------------------------------
   Employee
   costs            $ 95,233    $ 65,223      $330,000    $156,068     $173,932    $451,068    $150,000    $475,000

   Lease costs       201,802     201,802             -           -            -           -           -           -
   -----------------------------------------------------------------------------------------------------------------


   Total            $597,025    $267,025      $330,000    $156,068     $173,932    $451,068    $150,000    $475,000
   -----------------------------------------------------------------------------------------------------------------

5.       LONG-TERM DEBT

              Long-term debt consists of the following:


                                                                 June 30, 2002             December 31, 2001
--------------------------------------------------------------------------------------------------------------------
Line of credit with Elan, interest
     at 8%, due in 2005 or convertible to common
     stock at $18.15 per share, maximum borrowings
     of $4,806,000                                            $       2,846,910            $       2,314,005


Line of credit with entity controlled by
     a director of the Company, interest at
     4.65%, due in 2007, maximum borrowings of
     $2,500,000, secured by all of Company's assets                     300,000                            -
--------------------------------------------------------------------------------------------------------------------

Total long-term debt                                          $       3,146,910            $       2,314,005

====================================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Portions of the discussion in this item contain forward-looking statements and are subject to the Risk Factors described below.

         We are an emerging, development-stage biopharmaceutical company focused on developing a novel contrast agent with potential applications in the imaging of the cardiovascular system and cancer metastasizing into the lymphatic system. We also have in development products to treat psoriasis and other topical diseases and cancer for which we have signed an agreement to split off to five founding shareholders of Photogen. See "Other Products" below.

         Our principal product is an X-ray contrast agent we call PH-50, when referring to cardiovascular applications, and N1177 when referring to lymphography. The lymphography application is being developed in a joint venture with units of Elan Corporation plc. We have or own the rights for all other medical applications. In December 2001, we announced positive preclinical results of PH-50. Based on these studies, the extensive preclinical toxicology and other study work, including the product's use in 65 patients for lymphography, we shifted the strategic direction of Photogen to focus on the cardiovascular and lymphography applications. We have not completed development of any diagnostic or therapeutic product or process at this time and have no revenue from operations.

         As of April 8, 2002, we entered into a credit facility that will provide us with a $2,500,000 revolving line of credit, bearing interest at 4.65%, for a period of five years. The loan is secured by a lien on all of our assets. At June 30, 2002, we had borrowed $300,000 under that credit line. See "Subsequent event" below.

         As of August 2, 2002, we signed definitive agreements with a syndicate of institutional investors to sell $16.25 million of our common stock at an expected price of $0.30 per share. This financing is subject to shareholder approval and other contingencies detailed in our proxy statement for our upcoming annual meeting. There can be no assurance that this transaction can ultimately be consummated.

         Absent additional funding from the sale of debt or equity securities or the sale or licensing of any of our products in development, we expect to sustain operations through the end of 2002. Our ability to conduct operations beyond that date is entirely dependent on our ability to obtain additional capital. See "Risk Factors - We must raise additional financing in the future and our ability to do so could prevent us from implementing our business plan," below.

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

         We consider our investment in the joint venture with affiliates of Elan to be our only asset subject to a significant estimate. The carrying value of our 80.1% equity interest in Sentigen, Ltd., the joint venture entity, at June 30, 2002 was $10,585,288. At year-end 2001, we reviewed the financial projections of Sentigen and the underlying assumptions and have concluded that there has been no degradation to the carrying value of our investment. The assumptions underlying the financial forecasts were based on then currently available information, including estimates of development costs, pricing, operating expenses and market sizes and penetration. These estimates may change and any such changes may impact our future estimates of appropriate carrying values. At June 30, 2002, no changes had occurred in such estimates.

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

LYMPHOGRAPHY -- Through a joint venture with units of Elan Corporation, we are developing N1177, a proprietary material to precisely locate and diagnose the spread of cancer (micro-metastases) when administered into a patient's lymphatic system. This novel nanoparticulate (a very small particle designed to travel through the lymphatic system) X-ray contrast agent, when used with a standard computed tomography (CT) scanner (a technology called "lymphography"), is being developed to enable imaging and detection of cancer in lymph nodes prior to surgery. Phase 1 studies have been completed. Phase 2 studies are planned to commence within the next six months.

OTHER PRODUCTS

         As of July 29, 2002 we signed definitive agreements with the founders of Photogen, L.L.C., to split off to an entity they control our PH-10 and laser technologies in exchange for all the Company's stock beneficially owned by the founders (approximately 20,548,435 shares or 52.9% of our outstanding common stock). The consummation of this transaction is subject to shareholder approval and other contingencies detailed in our proxy statement for our upcoming annual meeting. There can be no assurance that such a transaction can ultimately be consummated.

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

         Our senior executive and clinical development organization operates from our corporate headquarters in New Hope, Pennsylvania. We have on staff personnel with expertise in clinical development, clinical trial design and regulatory approval processes. We also work closely with consultants experienced in drug development and regulatory requirements. Our scientific research team and certain administrative functions (all of which would be transferred in the split off transaction), located in Knoxville, Tennessee includes specialists in molecular biology, non-linear laser physics, interventional radiology, spectroscopy, bioengineering and photochemistry.

RESULTS OF OPERATIONS

         Our efforts have been focused on the development and clinical testing of diagnostic and therapeutic products. To date, we have not generated revenues from the sale of any proposed diagnostic or therapeutic products or other operations.

         Research and development costs for the six-month period ended June 30, 2002 increased 11.3 percent to $1,386,643 from $1,245,455 for the comparable six-month period ended June 30, 2001. The increase was due principally to clinical trial and related product manufacturing expenses for one of our products as it entered human clinical studies partially offset by lower expense levels for our FDA consultants and reduced costs associated with prosecuting patent protection for our intellectual property.

         General and administrative expenses declined 31.5 percent to $1,425,350 in the six- month period ended June 30, 2002 from $2,081,655 in the comparable 2001 period. The decline is primarily attributable to the reduction in the amortization of the cost of certain warrants that had been granted to a consultant, the absence of recruiting costs as well as lower legal expenses partially offset by costs of our New Hope, PA office.

         In 1999, we entered into a joint venture with affiliates of Elan Corporation for the development of N1177, a potential product to identify and diagnose lymph nodes for the presence of cancer. We own 80.1% of the joint venture entity, Sentigen, Ltd., with the balance owned by Elan. During the first half of 2001 and 2002, we recorded losses from the joint venture of $1,161,844 and $940,445, respectively. These losses resulted from our share of development expenses incurred in the joint venture by the two participants, including personnel expenses and costs associated with developing a manufacturing process, including the purchase of drug substance and other materials.

         In September 2000, we initiated a restructuring of our clinical development operations, and we closed our Westborough, Massachusetts office. Clinical development activities formerly carried on in Westborough were assumed by outside consultants and other company employees. We took a charge against earnings at that time of $597,025 for termination of our office lease and associated expenses and termination costs associated with certain of the employees at that location. During the first quarter 2002 we increased the provision by $451,068 to provide for a potential settlement with the last Westborough employee, and as of June 13, 2002 signed a settlement agreement with that employee. See Item 3 "Legal Proceedings" of our Form 10-K for the year ended December 31, 2001 and Item 1 "Legal Proceedings" of this Form 10-Q, below, for additional information concerning this restructuring.

         During the six months ended June 30, 2002, we had no capital expenditures. During the next twelve months we expect capital expenditures to be less than $100,000. During 2001, as a result of the closing of the Westborough facility and the shift in the research priorities, we determined that certain equipment we were leasing would no longer be useful in our research. Accordingly, in the first quarter of 2001 we recorded a provision for future lease payments of $696,070. In the fourth quarter of 2001 we increased the accrual to a total of $1,264,208 representing the remaining lease obligations. While we will pursue opportunities to sublease or otherwise mitigate these obligations, there can be no assurance of any success in this regard.

         For the six months ended June 30, 2002, our investment income decreased to $1,502 from $83,915 in the six months ended June 30, 2001. The decrease in investment income resulted primarily from lower average balances of securities in our investment portfolio. We expect our investment income to fluctuate both as our capital decreases or increases and as the rates of interest earned by our portfolio vary due to shifts in short term interest rates.

         We recorded dividends on our two series of preferred stock totaling $678,678 in the first half of 2002 compared to $1,485,339 for the comparable period in 2001. This decrease is due to the absence of the cost of certain beneficial conversion provisions payable under our Series B Preferred Stock originally issued in February 2000. Under the applicable Certificate of Designations the holder of Series A Preferred is entitled to a mandatory payment-in-kind dividend equal to 7% (i.e., 0.07 additional shares of Series A Preferred) which is cumulative, compounds on a semi-annual basis and is payable twice a year. Similarly, under the applicable Certificate of Designation the holders of Series B Preferred are entitled to a payment-in-kind dividend equal to 6% (i.e., 0.06 additional shares of Series B Preferred), which is cumulative and payable annually.

         As a result of the above factors, our net loss of $4,202,004 for the six months ended June 30, 2002, decreased by 17.6% from $5,101,109 reported for the six months ended June 30, 2001. Our cumulative losses since inception are approximately $33,295,317. Our net loss attributable to common shareholders (including "in kind" preferred dividends) for the six months ended June 30, 2002, decreased to $4,880,682, or $0.13 per share from $6,586,448, or $0.18 per share for the six months ended June 30, 2001.

LIQUIDITY; CAPITAL RESOURCES

         At June 30, 2002 we had cash and cash equivalents totaling approximately $83,023.

         We have a $4.8 million credit line available from Elan under which we may borrow to fund our portion of the losses incurred by the joint venture. At June 30, 2002 we had borrowed $2,846,910 under this credit line to fund our capital obligations to Sentigen, a portion of which was in turn used by Sentigen to reimburse us for expenses we had incurred on behalf of the joint venture. Our current and any future borrowings under this facility bear interest at 8% per annum, and are either repayable in 2005 or convertible, at Elan's election, into our common stock at a conversion price of $18.15 per share. On April 8, 2002, we entered into a credit facility that will provide us with a $2,500,000 revolving line of credit, bearing interest at 4.65%, for a period of five years. The loan is secured by a lien on all of our assets. At June 30, 2002, we had borrowed $300,000 under this line of credit.

         We have access to certain additional capital through borrowings under our credit line with Elan to reimburse our development costs of N1177 and borrowings under our revolving line of credit. Absent additional funding from the sale of debt or equity securities or the sale or licensing of any of our products in development, we expect to sustain operations through the end of 2002. Our ability to conduct operations beyond that date is entirely dependent on our ability to obtain additional capital. See "Subsequent event", below. We have and continue to take actions to minimize our spending until we raise additional capital through the sale of securities or the sale/licensing of certain assets. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. However, there can be no assurance that such capital will be available under acceptable terms, if at all. See "Risk Factors -- We must raise additional financing in the future and our inability to do so could prevent us from implementing our business development plan," below.

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

         We have used, and if additional capital is secured, expect over the next 12 months to use the capital available in our lines of credit as well as potential proceeds from sales of common stock or from other issuances of debt or other equity securities, for general corporate purposes, including activities related to preparing for and conducting clinical trials, purchase and preparation of clinical material, conduct of preclinical studies, administrative expenses to support our research and development activities, capital expenditures and to meet working capital needs. If our financial condition permits, we expect to evaluate from time to time the acquisition or license of businesses, technologies or products. The purchase of any such licenses or technologies would be funded by a portion of any net proceeds of future offerings or the issuance of debt or equity securities specifically for that purpose; at this time we have no plan or commitments for any acquisition or license. We expect our use of capital to increase as we conduct further clinical trials.

         Our only long-term commitment that is not recorded on our financial statements is for our office space in Pennsylvania. Annual rent for this lease, which expires in 2004, is approximately $190,765.

         SUBSEQUENT EVENT

         As of August 2, 2002, we signed definitive agreements with a syndicate of institutional investors to sell $16.25 million of our Common Stock at an expected price of $0.30 per share. This financing is subject to shareholder approval and other contingencies detailed in our proxy statement for our upcoming annual meeting. There can be no assurance that this transaction can ultimately be consummated. These agreements also provide that we will make a non-transferable rights offering to our existing shareholders

(other than the institutional investors and certain other larger shareholders) at an expected price of $0.30 per share subject to Securities and Exchange Commission rules and interpretations regarding the integration of such offerings.

         The institutional investor group purchasing our Common Stock includes Mi3, L.P., Oxford BioScience Partners IV L.P./MRNA Fund II L.P. and New England Partners Capital, L.P. The group will also include Tannebaum, LLC, whose manager is controlled in part by Dr. Weinstein, one of our directors. In all, the institutional investors will purchase $16,250,000 of our Common Stock. The transaction will be a private placement under Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D under the Securities Act. As part of the financing transaction, we agreed to a Registration Rights Agreement requiring us to file a registration statement with the Securities and Exchange Commission within 45 days of the closing of the institutional financing to cover the institutional investors' sales of the shares.

         The purchase price per share to the institutional investors will be based on the institutional investors' valuation of the Company at $14,000,000 (before their investment) divided by the number of issued and outstanding shares of Common Stock and all shares of Common Stock issuable on exercise of warrants and options and conversion of securities convertible into Common Stock (including a proposed increase to the 2000 Long Term Incentive Compensation
Plan). We expect that the price per share will be $.30 and that we will issue a total of 54,166,667 shares to the institutional investors. If we issue additional shares prior to the closing of the institutional financing, the price per share to the institutional investors will decrease and the number of shares they purchase will increase.

          Concurrent with Tannebaum, LLC's purchase of $2,000,000 of Common Stock, its $2,500,000 credit facility will be eliminated. As of June 30, 2002, we had drawn down $300,000 under the Tannebaum, LLC loan.

         Proceeds from the sale of our Common Stock to the institutional investors must be used for the following purposes (including related general and administrative costs) in the following order or priority, unless otherwise authorized by a majority of the Board:

     o To seek FDA approval for the use of PH-50 (our cardiovascular diagnostic technology) as a CT contrast agent.

     o To seek FDA approval for the use of N1177 (being developed through our joint venture with Elan) as a lymphography contrast agent.

     o To perform pre-clinical exploration of the use of PH-50 to identify vulnerable plaque.

     o To acquire or license compounds to build a product pipeline for the Company.

CHANGES TO ELAN HOLDINGS

         As part of the financing, Elan has agreed to the following changes in its holdings:

     o We will reduce the price at which the Series A Preferred Stock (including all accrued in-kind dividends) converts into Common Stock from $21.17 per share to $3.00.

     o The liquidation preference in favor of the Series A Preferred Stock will be eliminated.

     o All principal and accrued interest under our $4,806,000 note to Elan will be converted into Common Stock at a conversion price of $6.00 (reduced from $18.15).

     o If Elan exercises its right to exchange the Series A Preferred Stock for shares of Sentigen, Ltd. (our joint venture company with Elan to develop N1177 for lymphography) before October 20, 2002, the Sentigen shares issued as a result will rank pari passu with the Company's Sentigen common stock (the exchanged shares would otherwise have been entitled to a liquidation preference in Sentigen).

     o Elan will not exercise its preemptive right to receive any additional shares of Common Stock it would otherwise have as a result of the institutional financing pursuant to an earlier agreement with Elan.

CHANGES TO SERIES B PREFERRED STOCK

         As a condition to the closing of the financing transaction, the holders of at least a majority of the Series B Preferred Stock must agree to convert their shares into Common Stock. As a result, all shares of Series B Preferred Stock (including all shares of Series B Preferred Stock paid as in-kind dividends) will be converted into Common Stock at the closing. In exchange for this conversion we expect that the conversion ratio of the Series B Preferred Stock would change from 1.44703 (the conversion ratio after taking into consideration all issuances of Common Stock before the institutional financing) to 4.25. Thus, each share of Series B Preferred Stock will convert into 4.25 shares of Common Stock contemporaneously with the closing of the financing transaction. The result will be that all shares of Series B Preferred Stock will be converted into a total of approximately 1,653,806 shares of Common Stock (as of June 30, 2002); and the Series B Preferred Stock will no longer be outstanding, nor will there be any liquidation preference associated with the Series B Preferred Stock.

PLAN OF OPERATION

         During the next twelve months we will focus our efforts on the development of PH-50 and N1177 reflecting the strategic shift in the direction of the Company. Specifically we expect to conduct preclinical and human clinical studies, prepare required filings to the FDA, and as required to foreign regulatory bodies and acquire quantities of clinical grade drug formulations of these products. We have agreed to split off our therapeutic PH-10 and laser technologies to the founders of Photogen L.L.C. Should that splitoff not occur, we would seek to otherwise license, co-develop or sell those technologies to other third parties. We would not expect to continue further development activities for these products without obtaining sufficient financing to fund the associated development costs. If we obtained sufficient funds to finance further development of our dermatology and cancer therapy products, we would conduct similar development activities for those indications as we plan for PH-50/N1177. We expect to continue to incur increasing losses for at least the next three years as we intensify research and development, preclinical and clinical testing and associated regulatory approval activities and engage in or provide for the manufacture and/or sale of any products that we may develop.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In conjunction with the restructuring of our clinical development office in Westborough, Massachusetts, we filed a lawsuit captioned Photogen, Inc. v. Gerald L. Wolf (Case No. 00C 5841), in the United States District Court for the Northern District of Illinois. That litigation is described in our Form 10-K for the year ended December 31, 2001. The parties to the litigation have entered into a confidential settlement agreement of that litigation as of June 13, 2002. The settlement includes, among various terms, the dismissal of all parties' claims and mutual releases, and certain payments to Dr. Wolf and Massachusetts General Hospital.

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

WE HAVE A HISTORY OF LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE OR PAY CASH DIVIDENDS.

         We have incurred losses since the beginning of our operations. As of June 30, 2002, we have incurred cumulative net losses (before dividends on preferred stock) of approximately $33,295,317. We expect our losses to increase in the future as our financial resources are used for research and development, preclinical and clinical testing, regulatory activities, manufacturing, marketing and other related expenses. We may not be able to achieve or maintain profitability in the future. We have never declared or paid any cash dividends to stockholders, and do not expect to do so in the foreseeable future.

WE MUST RAISE ADDITIONAL FINANCING IN THE FUTURE AND OUR INABILITY TO DO SO WILL PREVENT US FROM IMPLEMENTING OUR BUSINESS DEVELOPMENT PLAN.

         We believe that through the use of our cash and lines of credit, we will have cash resources for our current commitments through the end of 2002 (depending on the pace of our spending for preclinical and clinical testing and other commitments, which, to an extent, we can adjust to preserve cash). We will need substantial additional financing for our research, clinical testing, product development and marketing programs. As of August 2, 2002 we entered into definitive agreements with a syndicate of institutional investors to sell $16.25 million of our common stock at an expected price of $0.30 per share, subject to shareholder approval and certain other contingencies. There can be no assurance that this transaction will close. We cannot accurately estimate the amount of additional financing required; however, the amount could be an additional $30 million or more over the next several years. Additional funds may not be available on acceptable terms, if at all, and existing stockholders may be diluted as a result of those offerings. The pricing of our common stock, or other security convertible into common stock, in any such transaction may also result in an increase in the number of shares of common stock issuable upon conversion of Series B preferred stock or exercise of warrants in accordance with the anti-dilution provisions in the instruments governing those securities.

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

         We are also dependent on third parties for the manufacture of supplies of our products and for the supply of lasers and radiotherapy devices and similar hardware in physicians' offices and hospitals. We have certain research and supply agreements with third parties. However, we may not be able to negotiate other acceptable collaborative and supply arrangements in the future.

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

THE CURRENT BOARD OF DIRECTORS CONTROLS PHOTOGEN, WHICH MAY MAKE IT DIFFICULT FOR STOCKHOLDERS WHO ARE NOT IN THAT GROUP TO INFLUENCE MANAGEMENT.

         A small group of our officers, directors and others control approximately 81% of our outstanding common stock. Several of our principal stockholders are also parties to an Amended and Restated Voting Agreement, dated as of September 4, 2001, concerning the election of certain designees to the Board of Directors of Photogen Technologies, Inc. and Photogen, Inc. The Voting Agreement requires these stockholders to vote their shares for the election of the current Board of Directors or, in the case of a vacancy, for the person nominated by a majority of the remaining Directors. This concentration of ownership and control may delay or prevent a change in control of Photogen, and may also result in a small supply of shares available for purchase in the public securities markets. These factors may affect the market and the market price for our common stock in ways that do not reflect the intrinsic value of the stock.

THE PRICE AND TRADING VOLUME OF OUR COMMON STOCK FLUCTUATES SIGNIFICANTLY, WHICH MAY MAKE IT DIFFICULT FOR US OR A STOCKHOLDER TO SELL OUR COMMON STOCK AT A SUITABLE PRICE AND MAY CAUSE DILUTION FOR EXISTING STOCKHOLDERS WHEN WE ISSUE ADDITIONAL SHARES.

         During the period from January 1, 2002 through June 30, 2002 our closing stock price ranged from $0.65 to $1.51 per share. Daily trading volume ranged from 0 (zero) shares to approximately 41,000 shares during that period.

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

         As of June 30, 2002, we had reserved 12,832,627 shares of common stock for future issuance upon grants of options, or exercise or conversion of outstanding options and warrants and convertible securities and notes. If these options and warrants are all issued and exercised, investors may experience significant dilution in the voting power of their common stock. Approximately 6,798,765 shares of our common stock were eligible for sale in the public market free of restrictions under the Securities Act of 1933. Approximately 7,124,341 shares are currently subject to agreements requiring us to permit the holders of the shares, under certain circumstances, to join a public offering of our stock or to demand that we register their shares. On May 9, 2001, Drs. Dees, Wachter, Scott and Fisher and Mr. Smolik entered into a lock-up agreement prohibiting them, without the company's approval, from selling in the public markets 20,548,435 shares until May 9, 2004 (except for limited sales by each of them of between 42,000 and 78,000 shares each year at prices above $5.00 per share).

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

           10.1              Common Stock Purchase Agreement dated as of August 2, 2002 by and among Photogen
                             Technologies, Inc., Mi3 L.P., OXFORD BIOSCIENCE PARTNERS IV L.P., New England Partners
                             Capital, L.P. and Tannebaum LLC.


        EXHIBIT NO.                                                DESCRIPTION
           10.2              Separation Agreement dated as of July 29, 2002 by and among the following: Craig Dees,
                             Ph.D. and Dees Family Foundation, Eric A. Wachter, Ph.D. and Eric A. Wachter 1998
                             Charitable Remainder Unitrust, Timothy D. Scott, Ph.D. and Scott Family Investment
                             Limited Partnership, Walter Fisher, Ph.D., Fisher Family Investment Limited
                             Partnership, and Walt Fisher 1998 Charitable Remainder Unitrust, and John A. Smolik and
                             Smolik Family LLP, Photogen Technologies, Inc., Photogen, Inc., Robert J. Weinstein,
                             M.D., Stuart P. Levine and Tannebaum, LLC

           99.1              Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           99.2              Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           (b)    Reports on Form 8-K.

                  We did not file any reports on Form 8-K during the three-month period ended June 30, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 16, 2002             Photogen Technologies, Inc.



                                   /S/ TAFFY J. WILLIAMS
                                   --------------------------------------------
                                   Taffy J. Williams, Ph.D., President and Chief Executive Officer


                                   /S/ BROOKS BOVEROUX
                                   --------------------------------------------
                                   Brooks Boveroux, Senior Vice President -
                                   Finance and Chief Financial Officer
                                   (Principal Financial and Chief
                                   Accounting Officer)

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

          *10.1              Common Stock Purchase Agreement dated as of August 2, 2002 by and among Photogen
                             Technologies, Inc., Mi3 L.P., OXFORD BIOSCIENCE PARTNERS IV L.P., New England Partners
                             Capital, L.P. and Tannebaum LLC.

          *10.2              Separation Agreement dated as of July 29, 2002 by and among the following: Craig Dees,
                             Ph.D. and Dees Family Foundation, Eric A. Wachter, Ph.D. and Eric A. Wachter 1998
                             Charitable Remainder Unitrust, Timothy D. Scott, Ph.D. and Scott Family Investment
                             Limited Partnership, Walter Fisher, Ph.D., Fisher Family Investment Limited
                             Partnership, and Walt Fisher 1998 Charitable Remainder Unitrust, and John A. Smolik and
                             Smolik Family LLP, Photogen Technologies, Inc., Photogen, Inc., Robert J. Weinstein,
                             M.D., Stuart P. Levine and Tannebaum, LLC

          *99.1              Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          *99.2              Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ Incorporated by reference from the filing indicated.
* Filed herewith.