Form 10-Q
period 2002-09-30
PHOTOGEN TECHNOLOGIES INC
filed 2002-11-19
CIK 761237

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period ended

Commission File Number 0-23553

PHOTOGEN TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	36-4010347 (I.R.S. Employer Identification No.)
140 Union Square Drive New Hope, Pennsylvania (Address of principal executive offices)	18938 (Zip Code)

(215) 862-6860
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 38,842,298 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE, ISSUED AND OUTSTANDING AT OCTOBER 31, 2002.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Photogen Technologies, Inc.
(A Development Stage Company)
Consolidated Condensed Balance Sheets
All amounts in $

	September 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$111,830	$1,352,904
Prepaid expenses	282,458	29,775
Deposit	132,193	474,580

Total Current Assets	526,481	1,857,259
Equipment and Leasehold Improvements, less accumulated depreciation of $1,346,273 and $1,059,997, respectively	595,944	882,220
Patent Costs, net of amortization of $131,942 and $100,693, respectively	368,058	399,307
Deposits	14,383	69,173
Investment in and Advances to Affiliate	10,388,806	10,994,680

Total Assets	$11,893,672	$14,202,639

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$1,278,346	$373,774
Accrued expenses	1,050,695	394,242
Accrued restructuring	—	173,932
Accrued equipment lease	393,312	374,580

Total Current Liabilities	2,722,353	1,316,528
Accrued Equipment Lease	524,382	749,160
Long-Term Debt	4,371,910	2,314,005

Total Liabilities	7,618,645	4,379,693

Shares Subject to Rescission	650,000	650,000

Shareholders' Equity
Preferred stock; par value $.01 per share; 5,000,000 shares authorized including:
Series A Preferred Stock; 13,788 and 12,856 shares authorized, issued and outstanding at September 30, 2002 and December 31, 2001, respectively, liquidation preference $1,000 per share (in aggregate $13,788,000 at September 30, 2002 and $12,856,000 at December 31, 2001	137	128
Series B Preferred Stock; 402,000 shares authorized; 378,716 and 357,280 shares issued and outstanding, at September 30, 2002 and December 31, 2001, respectively, liquidation preference $16.88 per share (in aggregate $6,392,726 at September 30, 2002 and $6,030,886 at December 31, 2001)	3,786	3,572
Common stock; par value $.001 per share; 150,000,000 shares authorized; 9,585,948 shares issued and outstanding	9,586	9,586
Additional paid-in capital	38,746,451	38,252,973
Deficit accumulated during the development stage	(35,134,933)	(29,093,313)

Total Shareholders' Equity	3,625,027	9,172,946

Total Liabilities and Shareholders' Equity	$11,893,672	$$14,202,639

Photogen Technologies, Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Operations
(Unaudited)
All amounts in $

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Nine Months Ended September 30, 3002	Nine Months Ended September 30, 2001	Cumulative Amounts From November 3, 1996 (Inception)
Operating Expenses
Research and development	$620,998	$1,056,338	$2,007,641	$2,301,793	$14,319,052
General and administrative	841,804	613,512	2,166,441	2,695,167	14,783,880
Provision for future lease payments	—	—	—	696,070	1,264,208
Restructuring charges	—	—	451,068	—	1,048,093

Total Operating Expenses	1,462,802	1,669,850	4,625,150	5,693,030	31,415,233
Loss from Joint Venture	(305,400)	(352,236)	(1,245,845)	(1,514,080)	(4,708,024)
Investment Income	30	18,711	1,532	102,626	1,208,910
Interest Expense	(71,444)	—	(172,157)	—	(220,586)

Net Loss	$(1,839,616)	$(2,003,375)	$(6,041,620)	$(7,104,484)	$(35,134,933)

Dividends on Preferred Stock	(345,622)	(758,493)	(1,024,300)	(2,243,832)

Net Loss Applicable to Common Shareholders	$(2,185,238)	$(2,761,868)	$(7,065,920)	$(9,348,316)

Basic and Diluted Loss per Common Share	$(.23)	$(.29)	$(.73)	$(.99)

Weighted Average Number of Common Shares Outstanding—Basic and Diluted	9,710,575	9,526,080	9,710,575	9,440,362

Photogen Technologies, Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Shareholders' Equity
(Unaudited)
All amounts in $

	Preferred Stock Series A		Preferred Stock Series B						Deficit Accumulated During the Development Stage
					Common Stock
							Members' Capital	Additional Paid-in Capital
	Shares	Amount	Shares	Amount	Shares	Amount				Total
Contribution of capital	—	$—	—	$—	—	$—	$7,268	$—	$—	$7,268
Net loss for the period ended December 31, 1996	—	—	—	—	—	—	(1,779)	—	—	(1,779)

Balance, at December 31, 1996	—	—	—	—	—	—	5,489	—	—	5,489
Net loss and capital contributions for the period January 1, 1997 to May 15, 1997	—	—	—	—	—	—	—	—	(3,511)	(3,511)
Capital contribution	—	—	—	—	—	—	3,511	—	—	3,511

Balance, at May 15, 1997	—	—	—	—	—	—	9,000	—	(3,511)	5,489
Issuance of common stock	—	—	—	—	1,578,208	1,578	—	1,801,872	—	1,803,450
Effect of recapitalization and merger	—	—	—	—	7,421,792	7,422	(9,000)	1,203,765	1,732	1,203,919
Cost associated with recapitalization and merger	—	—	—	—	—	—	—	(371,111)	—	(371,111)
Net loss for the period May 16, 1997 to December 31, 1997	—	—	—	—	—	—	—	—	(554,702)	(554,702)

Balance, at December 31, 1997	—	—	—	—	9,000,000	9,000	—	2,634,526	(556,481)	2,087,045
Issuance of common stock	—	—	—	—	218,755	219	—	6,999,781	—	7,000,000
Costs associated with common stock issuance	—	—	—	—	—	—	—	(50,000)	—	(50,000)
Options issued to consultants	—	—	—	—	—	—	—	45,446	—	45,446
Net loss for the year ended December 31, 1998	—	—	—	—	—	—	—	—	(1,973,913)	(1,973,913)

Balance, at December 31, 1998	—	$—	—	$—	9,218,755	$9,219	—	$9,629,753	$(2,530,394)	$7,108,578
Exercise of stock options	—	—	—	—	1,125	1	—	50,062	—	50,063
Issuance of warrants and options	—	—	—	—	—	—	—	3,664,749	—	3,664,749
Issuance of common stock	—	—	—	—	125,967	126	—	6,082,528	—	6,082,654
Issuance of preferred stock	12,015	120	—	—	—	—	—	11,578,839	—	11,578,959
Net loss for the year ended December 31, 1999	—	—	—	—	—	—	—	—	(6,052,841)	(6,052,841)

Balance, at December 31, 1999	12,015	120	—	—	9,345,847	9,346	—	31,005,931	(8,583,235)	22,432,162
Stock option compensation	—	—	—	—	—	—	—	125,020	—	125,020
Issuance of warrants and options	—	—	—	—	—	—	—	1,366,050	—	1,366,050
Issuance of preferred stock dividend	841	8	—	—	—	—	—	(8)	—	—
Issuance of preferred stock	—	—	337,056	3,370	—	—	—	5,272,970	—	5,276,340
Net loss for the year ended December 31, 2000	—	—	—	—	—	—	—	—	(10,787,062)	(10,787,062)

Balance, at December 31, 2000	12,856	128	337,056	3,370	9,345,847	9,346	—	37,769,963	(19,370,297)	18,412,510
Stock option compensation	—	—	—	—	—	—	—	64,729	—	64,729
Issuance of common stock for cash	—	—	—	—	49,245	49	—	418,674	—	418,723
Issuance of common stock in satisfaction of anti-dilution provision					190,856	191		(191)		—
Issuance of preferred stock dividend	—	—	20,224	202	—	—	—	(202)	—	—
Net loss for the year ended December 31, 2001	—	—	—	—	—	—	—	—	(9,723,016)	(9,723,016)

Balance, at December 31, 2001	12,856	$128	357,280	$3,572	9,585,948	$9,586	—	$38,252,973	$(29,093,313)	$9,172,946
Stock option compensation	—	—	—	—	—	—	—	43,701	—	43,701
Issuance of preferred stock dividend	932	9	21,436	214	—	—	—	(223)	—	—
Issuance of options in settlement of lawsuit	—	—	—	—	—	—	—	450,000	—	450,000
Net loss for the nine months ended September 30 2002	—	—	—	—	—	—	—	—	(6,041,620)	(6,041,620)

Balance, at September 30 2002	13,788	$137	378,716	$3,786	9,585,948	$9,586	—	$38,746,451	$(35,134,933)	$3,625,027

Photogen Technologies, Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Operations
(Unaudited)
All amounts in $

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001	Cumulative Amounts From November 3, 1996 (Inception)
Cash Flows From Operating Activities
Net loss	$(6,041,620)	$(7,104,484)	$(35,134,933)
Depreciation and amortization	317,525	336,349	1,624,110
Loss (gain) on disposal of fixed assets	—	(4,242)	38,424
Gain on sale of marketable securities	—	—	(18,503)
United States Treasury Notes Amortization	—	764	12,586
Stock option compensation	43,701	48,547	660,217
Issuance of warrants in exchange for services rendered	—	760,363	3,995,091
Loss from investment in affiliate	1,245,845	1,514,080	4,708,024
Changes in operating assets and liabilities:
Prepaid expenses	(252,683)	137,453	(282,458)
Interest receivable	—	93,219	—
Accounts payable	904,572	(347,712)	1,278,346
Accrued expenses	656,453	35,365	1,050,695
Accrued equipment lease	91,131	602,425	1,214,871
Accrued restructuring	276,068	(155,810)	450,000

Net cash used in operating activities	(2,759,008)	(4,083,683)	(20,403,530)

Cash Flows From Investing Activities
Sale of marketable securities	—	—	2,164,464
Purchases of marketable securities	—	—	(2,182,967)
Purchases of United States Treasury Notes	—	(4,770,000)	(38,656,973)
Sales of United States Treasury Notes	—	8,915,000	39,778,548
Purchase of capital assets	—	(45,938)	(1,943,553)
Proceeds from sale of equipment	—	145,177	145,551
Costs to acquire patent	—	—	(237,335)
Investment in and advances to affiliate	(639,971)	(1,962,825)	(15,096,830)
Decrease (increase) in deposit	100,000	(14,383)	(443,753)

Net cash provided by (used in) investing activities	(539,971)	2,267,031	(16,472,848)

Cash Flows From Financing Activities
Principal payments on capital leases	$—	$(13,812)	$(291,704)
Net proceeds from issuance of equity	—	1,068,723	31,367,439
Proceeds from capital contributions by shareholders	—	—	1,911,674
Proceeds from issuance of debt	2,057,905	1,967,785	4,371,910
Cost of recapitalization	—	—	(371,111)

Net cash provided by financing activities	2,057,905	3,022,696	36,988,208

Increase (decrease) in Cash and Cash Equivalents	(1,241,074)	1,206,044	111,830
Cash and Cash Equivalents, at beginning of period	1,352,904	622,795	—

Cash and Cash Equivalents, at end of period	$111,830	$1,828,839	$111,830

Supplemental Schedule of Noncash Investing Activities
2002
	Payments due on the accrued equipment lease were made through a reduction in deposits due to the Company in the amount of $297,177.
	Stock options valued at $450,000 were issued in settlement of a restructuring accrual.

Photogen Technologies, Inc.
(A Development Stage Company)
Notes To Condensed Financial Statements
(Unaudited)

September 30, 2002

1.
BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

2.
JOINT VENTURE/INVESTMENT IN AFFILIATE

        The following is summarized financial information for the joint venture Sentigen, Ltd. at September 30, 2002 and 2001.

September 30,	2002	2001
License purchased from Elan, net of amortization of $1,956,527 in 2002 and $978,263 in 2001	$13,043,473	$14,021,737

Total assets	$13,043,473	$14,021,737

Due to affiliates	$366,961	$339,733
Total shareholders' equity	12,676,512	13,682,004

Total liabilities and equity	$13,043,473	$14,021,737

Research and development expense	$802,926	$1,156,539
General and administrative expense	18,739	—
Amortization of license	733,698	733,698

Net loss	$1,555,363	$1,890,237

3.
BASIC AND DILUTED LOSS PER COMMON SHARE

        Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options and warrants, preferred stock and convertible debt as they are antidilutive. Potential common shares excluded from the calculation at September 30, 2002 are 1,629,750 options, 593,450 warrants, 299,828 shares issuable upon the conversion of Series A and B Preferred Stock and 42,067 shares issuable upon conversion of the Elan line of credit. Basic and diluted loss per common share includes 124,627 shares of common stock subject to rescission. See Note 6 for issuances after September 30, 2002.

4.
RESTRUCTURING

        In 2000, the Company recorded a restructuring charge of $597,025, included in operating expenses, relating to the closure of its operations in Westborough, Massachusetts. The restructuring charge includes accruals related to estimated lease termination costs and accruals related to employee severance and related expenses in connection with their termination. All employees at the Westborough facility were terminated. The activities previously performed at the Westborough facility will continue at other company locations or with outside consultants. In 2002, the Company recorded an additional restructuring charge related to additional termination costs for one of

the Westborough employees. As of September 30, 2002, all restructuring costs have been settled.    The restructuring charge is summarized as follows:

	Charged in 2000	Utilized in 2000	Balance at December 31, 2000	Utilized in 2001	Balance at December 31, 2001	Charged in 2002	Utilized in 2002	Balance at September 30, 2002
Employee costs	$395,223	$65,223	$330,000	$156,068	$173,932	$451,068	$625,000	$—
Lease costs	201,802	201,802	—	—	—	—	—	—

Total	$597,025	$267,025	$330,000	$156,068	$173,932	$451,068	$625,000	$—

5.
LONG-TERM DEBT

        Long-term debt consists of the following:

	September 30, 2002	December 31, 2001
Line of credit with Elan, interest at 8%, due in 2005 or convertible to common stock at $18.15 per share, maximum borrowings of $4,806,000	$2,846,910	$2,314,005
Line of credit with entity controlled by a director of the Company, interest at 4.65%, due in 2007, maximum borrowings of $2,500,000, secured by all of Company's assets	1,525,000	—

Total long-term debt	$4,371,910	$2,314,005

6.
SUBSEQUENT EVENTS

        On November 12, 2002, the Company closed the following transactions:

  •
  Sold $9.0 million of its common stock at a price of $1.08 per share to a syndicate of institutional investors. As a condition precedent to the financing, the outstanding balance of the Elan line of credit, including accrued and unpaid interest, was converted into common stock at an exchange rate of $24.00 per share and all of the Company's Series B Preferred Stock, including accrued and unpaid dividends, was converted into common stock at an exchange ratio of 1.06. In the transaction, the Company received $6.7 million in cash and exchanged $2.3 million of outstanding balances under its line of credit with an entity controlled by a director. The line of credit and related security interest in all of the Company's assets was cancelled. The Company no longer has any long-term debt outstanding.

  •
  Split off its therapeutic line of business to five founding shareholders in exchange for and cancellation of all of their 5,137,109 (post-reverse split) shares of common stock, equaling approximately 52.9 percent of the Company's outstanding common stock, of the Company.

        In conjunction with these transactions, the Company implemented a one-for-four reverse split of its common stock. All amounts have been retroactively stated to reflect this reverse stock split. Following the financing, split-off and reverse split, the Company's outstanding common stock totals approximately 13,475,156 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Portions of the discussion in this item contain forward-looking statements and are subject to the Risk Factors described below.

        We are an emerging, development-stage biopharmaceutical company focused on developing a novel contrast agent with potential applications in the imaging of the cardiovascular system and cancer metastasizing into the lymphatic system. As of September 30, 2002, we also had in development products to treat psoriasis and other topical diseases and cancer for which we have signed an agreement to split-off to five founding shareholders of Photogen. See "Other Products" and "Subsequent Events" below.

        Our principal product is a contrast agent we call PH-50, when referring to cardiovascular applications, and N1177 when referring to lymphography. The lymphography application is being developed in a joint venture with units of Elan Corporation, plc. We own or license the rights for all other medical applications. In December 2001, we announced positive preclinical results of PH-50. Based on these studies, the preclinical toxicology and other study work, including the product's use in 65 patients for lymphography, we shifted the strategic direction of Photogen to focus on the cardiovascular and lymphography applications. We have not completed development of any diagnostic or therapeutic product or process at this time and have no revenue from operations.

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

        We consider our investment in the joint venture with affiliates of Elan Corporation to be our only asset subject to a significant estimate. The carrying value of our 80.1% equity interest in Sentigen, Ltd., the joint venture entity, at September 30, 2002 was $10,388,806. At year-end 2001, we reviewed the financial projections of Sentigen and the underlying assumptions and have concluded that there has been no degradation to the carrying value of our investment. The assumptions underlying the financial forecasts were based on then currently available information, including estimates of development costs, pricing, operating expenses and market sizes and penetration. These estimates may change and any such changes may impact our future estimates of appropriate carrying values. At September 30, 2002, no changes had occurred in such estimates.

CORE PRODUCTS

        Our core product is PH-50/N1177, a novel contrast agent that may have multiple applications in vascular and cardiac imaging and lymphography.

        CARDIOVASCULAR IMAGING—PH-50 has application as a novel technique to image the cardiovascular system using standard CT scanners. In animal model studies, encouraging results have been demonstrated to image the heart, liver and other organs. PH-50 could allow the imaging of the cardiovascular system (angiography) and other organs without the need for catheters and high-speed cameras. Over two million angiography procedures are conducted annually in the U.S. Preclinical studies also suggest that PH-50 can be used to detect coronary vulnerable plaque, a condition believed to be a precursor to heart attacks and sudden cardiac failure.

        LYMPHOGRAPHY—Through a joint venture with units of Elan Corporation, we are developing N1177, a proprietary material to precisely locate and diagnose the spread of cancer (micro-metastases) when administered into a patient's lymphatic system. This novel nanoparticulate (a very small particle designed to travel through the lymphatic system) X-ray contrast agent, when used with a standard computed tomography (CT) scanner (a technology called "lymphography"), is being developed to enable imaging and detection of cancer in lymph nodes prior to surgery. Phase 1 studies have been completed. Phase 2 studies are planned to commence within the next six months.

OTHER PRODUCTS

        As of July 29, 2002 we signed definitive agreements with the five founders of Photogen, to split-off to an entity they control our PH-10 and laser technologies in exchange for all the Company's stock beneficially owned by them (approximately 5,137,109 (post-reverse split) shares or 52.9% of our outstanding common stock, all of which were cancelled at the closing). The corporate separation transaction was approved by our stockholders on October 31, 2002 and closed on November 12, 2002.

        Products and technology that were transferred to the founders related to our therapeutic business, and include:

        PH-10—PH-10 is a compound that reacts with energy and has applications for use in treating:

  •
  Psoraisis, when applied topically and activated with green light;

  •
  Actinic keratosis; and

  •
  Solid tumor cancers, when injected into a tumor and treated with X-rays.

        MULTIPHOTON TECHNOLOGY—A proprietary laser technology that uses ultrashort, pulsed bursts of long wavelength light to activate photoactive agents and other compounds that react with light to destroy diseased tissue. This technology can also be used to create images of tissue for diagnostic purposes.

        Our senior executive and clinical development organization operates from our corporate headquarters in New Hope, Pennsylvania. We have on staff personnel with expertise in clinical development, clinical trial design and regulatory approval processes. We also work closely with consultants experienced in drug development and regulatory requirements. Our scientific research team and certain administrative functions (all of which were transferred in the corporate separation transaction), located in Knoxville, Tennessee, included specialists in molecular biology, non-linear laser physics, interventional radiology, spectroscopy, bioengineering and photochemistry.

RESULTS OF OPERATIONS

        Our efforts have been focused on the development and clinical testing of diagnostic and therapeutic products. To date, we have not generated revenues from the sale of any proposed diagnostic or therapeutic products or other operations.

        Research and development costs for the nine-month period ended September 30, 2002 decreased 12.8% percent to $2,007,641 from $2,301,793 for the comparable nine-month period ended September 30, 2001. The decrease was due principally to our pursuit of the development program for PH-50 at a slower pace than originally planned, lower expense levels for our FDA consultants and reduced costs associated with prosecuting patent protection for our intellectual property.

        General and administrative expenses declined 19.6% percent to $2,166,441 in the nine-month period ended September 30, 2002 from $2,695,167 in the comparable 2001 period. The decline is primarily attributable to the reduction in the amortization of the cost of certain warrants that had been granted to a consultant, the absence of recruiting costs, partially offset by costs of our New Hope, PA office.

        In August 2002, we entered into a contract with Clinical Regulatory Strategies, L.L.C. to provide us with consulting services and support related to the clinical development of PH-50 and N1177 and certain other business development matters as the need may arise. We will pay Clinical Regulatory Strategies on a time and materials basis and have awarded them warrants to purchase 190,000 (post-reverse split) shares of our common stock with vesting to occur on the achievement of specified milestones. No such milestones have been achieved to date.

        In 1999, we entered into a joint venture with affiliates of Elan Corporation for the development of N1177, a potential product to identify and diagnose lymph nodes for the presence of cancer. We own 80.1% of the joint venture entity, Sentigen, Ltd., with the balance owned by Elan. During the first nine months of 2001 and 2002, we recorded losses from the joint venture of $1,514,080 and $1,245,845, respectively. These losses resulted from our share of development expenses incurred in the joint venture by the two participants, including personnel expenses and costs associated with developing a manufacturing process, including the purchase of drug substance and other materials.

        In September 2000, we initiated a restructuring of our clinical development operations and closed our Westborough Massachusetts office. We took a charge against earnings at the time of $597,025 for termination of our office lease and associated expenses and termination costs associated with certain of the employees at that location. During the first quarter 2002, we increased the provision by $451,068 to provide for a potential settlement with one of the Westborough employees. As of September 30, 2002, we have fulfilled our obligation under the settlement.

        During the nine months ended September 30, 2002, we had no capital expenditures. During the next twelve months we expect capital expenditures to be less than $100,000. During 2001, as a result of the closing of the Westborough, Massachusetts facility and the shift in the research priorities, we determined that certain equipment we were leasing would no longer be useful in our research. Accordingly, in the first quarter of 2001, we recorded a provision for future lease payments of $696,070. In the fourth quarter of 2001, we increased the accrual to a total of $1,264,208 representing the remaining lease obligations. While we will pursue opportunities to sublease or otherwise mitigate these obligations, there can be no assurance of any success in this regard.

        For the nine months ended September 30, 2002, our investment income decreased to $1,532 from $102,626 in the nine months ended September 30, 2001. The decrease in investment income resulted primarily from lower average balances of securities in our investment portfolio. We expect our investment income to fluctuate both as our capital decreases or increases and as the rates of interest earned by our portfolio vary due to shifts in short term interest rates.

        We recorded dividends on our two series of preferred stock totaling $1,024,300 in the first nine months of 2002 compared to $2,243,832 for the comparable period in 2001. This decrease is due to the absence of the cost of certain beneficial conversion provisions payable under our Series B Preferred Stock originally issued in February 2000. Under the applicable Certificate of Designations the holder of Series A Preferred is entitled to a mandatory payment-in-kind dividend equal to 7% (i.e., 0.07 additional shares of Series A Preferred) which is cumulative, compounds on a semi-annual basis and is payable twice a year. Similarly, under the applicable Certificate of Designation the holders of Series B Preferred were entitled to a payment-in-kind dividend equal to 6% (i.e., 0.06 additional shares of Series B Preferred), which is cumulative and payable annually. On November 12, 2002, all shares of Series B Preferred were converted into common stock and the Series B Preferred is no longer outstanding. See "Subsequent Events" below.

        During the third quarter ended September 30, 2002, we conducted limited operations in order to conserve cash resources pending the anticipated closing of the institutional financing. For the quarter, we reported a net loss applicable to common stockholders of $2,185,238. We funded our operations during the quarter utilizing our available cash resources and borrowings under our credit line from Tannebaum, LLC. As a result of the reduced amount of funding to Photogen, we will continue to pursue the development program for PH-50, but at a slower pace than originally planned.

        As a result of the above factors, our net loss of $6,041,620 for the nine months ended September 30, 2002, decreased by 15% from $7,104,484 reported for the nine months ended September 30, 2001. Our cumulative losses since inception are approximately $35,134,933. Our net loss attributable to common shareholders (including "in kind" preferred dividends) for the nine months ended September 30, 2002, decreased to $7,065,920, or $.73 per share from $9,348,316, or $.99 per share for the nine months ended September 30, 2001.

LIQUIDITY; CAPITAL RESOURCES

        At September 30, 2002 we had cash and cash equivalents totaling approximately $111,830.

        As of September 30, 2002, we had a $4.8 million credit line available from Elan under which we could borrow to fund our portion of the losses incurred by the joint venture. At September 30, 2002 we had borrowed $2,846,910 under this credit line to fund our capital obligations to Sentigen, a portion of which was in turn used by Sentigen to reimburse us for expenses we had incurred on behalf of the joint venture. Borrowings under this facility bore interest at 8% per annum, and were either repayable in 2005 or convertible, at Elan's election, into our common stock. On April 8, 2002, we entered into a credit facility that provided us with a $2,500,000 revolving line of credit, bearing interest at 4.65%, for a period of five years. The loan was secured by a lien on all of our assets. At September 30, 2002, we had borrowed $1,525,000 under this line of credit. In connection with our agreement to sell shares of our common stock to a group of institutional investors, both the Elan note (at a conversion rate of $6.00 per share) and the $2,500,000 credit facility (at a conversion rate of $0.27 per share) were converted into shares of our common stock. See "Subsequent Events" below.

        We have a contingent liability of $650,000 because we sold 124,627 (post-reverse split) shares of common stock in a series of five transactions from April 26 through June 21, 2001 under our Registration Statement

No. 333-46394 when that Registration Statement did not meet the requirements of Section 10(a)(3) of the Securities Act. As a result, those shares are subject to rescission.

        With the proceeds of the financing we closed in November, 2002, we believe we have sufficient capital to carry out planned activities into the third quarter of 2003. Our ability to conduct operations beyond that date is entirely dependent on our ability to obtain additional capital. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result. However, there can be no assurance that such capital will be available under acceptable terms, if at all. See "Risk Factors—We must raise additional financing in the future and our inability to do so could prevent us from implementing our business development plan," below.

        We have used, and expect over the next 12 months to use the capital available from sales of common stock, for general corporate purposes, including activities related to preparing for and conducting clinical trials, purchase and preparation of clinical material, conduct of preclinical studies, administrative expenses to support our research and development activities, capital expenditures and to meet working capital needs. Proceeds from the sale of our common stock to the institutional investors in November, 2002 must be used for the following purposes (including related general and administrative costs) in the following order or priority, unless otherwise authorized by a majority of the Board:

  •
  To seek FDA approval for the use of PH-50 (our cardiovascular diagnostic technology) as a CT contrast agent.

  •
  To seek FDA approval for the use of N1177 (being developed through our joint venture with Elan) as a lymphography contrast agent.

  •
  To perform pre-clinical exploration of the use of PH-50 to identify vulnerable plaque.

  •
  To acquire or license compounds to build a product pipeline for the Company.

        We evaluate from time to time the acquisition or license of businesses, technologies or products. The purchase of any such licenses or technologies would be funded by a portion of any net proceeds of future offerings or the issuance of debt or equity securities specifically for that purpose. We also expect our use of capital to increase as we conduct further clinical trials.

        Our only long-term commitment that is not recorded on our financial statements is for our office space in Pennsylvania. Annual rent for this lease, which expires in 2004, is approximately $190,765.

SUBSEQUENT EVENTS

        The Company held its reconvened annual meeting of stockholders on October 31, 2002 in Chicago, Illinois. At the annual meeting, the stockholders approved the following matters:

  •
  A corporate separation transaction pursuant to which the Company would split off its therapeutic line of business to its five founding stockholders in exchange for and in redemption of all of their common stock of the Company (Proposal 1).

  •
  A financing transaction in which the Company would issue more than 20% of its common stock to certain institutional investors (Proposal 2).

  •
  An amendment to the Company's Articles of Incorporation to effect a one-for-four reverse split of the common stock (Proposal 3).

  •
  An amendment to the Company's 2000 Long Term Incentive Compensation Plan to increase the number of shares of common stock reserved for issuance under the plan to 4,568,750 (post-reverse split) shares (Proposal 4).

  •
  The election of Taffy J. Williams, Ph.D., Eric A. Wachter, Ph.D., Robert J. Weinstein, M.D., Lester H. McKeever, Jr. and Gene Golub to the Board of Directors (Proposal 5).

  •
  The ratification of BDO Seidman, LLP as the Company's independent certified public accountants for 2002 (Proposal 6).

        Each proposal was approved by a significant majority of the shares voting at the meeting. In addition, the corporate separation transaction (Proposal 1) was approved by a majority of the shares other than those held by the Company's five founding stockholders, as required by the Proxy Statement.

        On November 12, 2002, the Company closed the following transactions:

  •
  Sold $9,000,000 of its common stock at a price of $1.08 per share to a syndicate of institutional investors. As a condition precedent to the financing, the outstanding balance of the Elan line of credit, including accrued and unpaid interest, was converted into common stock at an exchange rate of $24.00 per share and all of the Company's Series B Preferred Stock, including accrued and unpaid dividends, was converted into common stock at an exchange ratio of 1.06. In the transaction, the Company received $6.7 million in cash and exchanged $2.3 million of outstanding balances under its line of credit with an entity controlled by a director. The line of credit and related security interest in all of the Company's assets was cancelled. The Company no longer has any long-term debt outstanding.

  •
  Split off its therapeutic line of business to five founding shareholders in exchange for and cancellation of all of their 5,137,109 (post-reverse split) shares of common stock, equaling approximately 52.9 percent of the Company's outstanding common stock, of the Company

        In conjunction with these transactions, the Company implemented a one-for four reverse split of its common stock. All amounts have been retroactively stated to reflect this reverse stock split. Following the financing, split-off and reverse split, the Company's outstanding common stock totals approximately 13,475,156 shares.

        In connection with the financing, we have entered into a confidential settlement agreement with Broadmark Capital, Inc. as of September 13, 2002. The dispute was regarding the payment of brokerage commissions. The settlement includes, among various terms, the dismissal of all parties' claims and mutual releases, and certain payments to Broadmark.

        Eric A. Wachter, Ph.D. resigned from the Board of Directors upon completion of the corporate separation transaction. Also, on Wednesday, October 30, 2002, Aidan King notified the Company that he would not stand for reelection to the Board of Directors. Elan has the right to designate another representative to sit on the Board of Directors. In accordance with the Bylaws, the Board of Directors appointed William D. McPhee and Alan D. Watson to fill these vacancies.

        Although the current institutional investor group purchased $9,000,000 of common stock, we received stockholder approval to issue up to $15,000,000 of common stock to accredited institutional investors by means of a private placement in one or more closings on the terms described in our proxy materials. We may use a broker to find additional institutional investors on a best efforts basis, and we may pay commissions and grant warrants to the broker not to exceed 10% of the gross proceeds (or such greater amount as is permitted by applicable law and approved by our Board of Directors). We have no agreement with any broker at this time.

Changes to Elan holdings

        As part of the financing, all of the outstanding principal and accrued interest under our note to Elan in the amount of $3,082,487.30 was converted into common stock at a conversion price of $6.00 (reduced from $18.15) resulting in the issuance of 128,437 (post-reverse split) shares of our common stock.

        The Company learned immediately prior to its annual stockholders meeting on October 31, 2002 that Elan Pharmaceutical Investments II, Ltd., the holder of the Series A Preferred Stock, would not be in a position to consent to the elimination of the liquidation preference (or the reduction of the conversion price), a condition precedent to the closing of the financing. The institutional investors agreed to waive this condition, and Elan Corporation, plc agreed that in the event of a liquidation of the Company, Elan will make whole Mi3 L.P., Oxford Bioscience Partners IV L.P. and MRNA Fund II L.P. if they incur losses as a result of the Series A liquidation preference upon liquidation of the Company. The Company's stockholders will have an opportunity to ratify this agreement before February 1, 2003.

Changes to Series B Preferred Stock

        As a condition to the closing of the financing transaction, the holders of over a majority of the Series B Preferred Stock agreed to convert their shares into common stock. As a result, all shares of Series B Preferred Stock (including all shares of Series B Preferred Stock paid as in-kind dividends) were converted into common stock on November 12, 2002. Each share of Series B Preferred Stock was converted into 4.25 shares of common stock contemporaneously with the closing of the financing transaction. The result was that all shares of Series B Preferred Stock were converted into a total of approximately 422,316 (post reverse-split) shares of common stock on November 12, 2002; and the shares of Series B Preferred Stock are no longer outstanding, nor will there be any liquidation preference associated with the Series B Preferred Stock.

Reverse Split

        On November 12, 2002, we amended our Articles of Incorporation to effect a one for four reverse split of our common stock.

PLAN OF OPERATION

        During the next twelve months we will focus our efforts on the development of PH-50 and N1177 reflecting the strategic shift in the direction of the Company and the split-off of our therapeutic PH-10 and laser technologies to certain founders of Photogen. Specifically, we expect to conduct preclinical and human clinical studies, prepare required filings to the FDA, and as required to foreign regulatory bodies and acquire quantities of clinical grade drug formulations of these products. We expect to continue to incur increasing losses for at least the next three years as we intensify research and development, preclinical and clinical testing and associated regulatory approval activities and engage in or provide for the manufacture and/or sale of any products that we may develop.

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

ITEM 4. CONTROLS AND PROCEDURES

        The Company maintains a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in filings made pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

        Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

RISK FACTORS

        This Form 10-Q contains (and press releases and other public statements we may issue from time to time may contain) a number of forward-looking statements regarding our business and operations. Statements in this document that are not historical facts are forward-looking statements. Such forward-looking statements include those relating to:

  •
  our current business and product development plans,

  •
  our future business and product development plans,

  •
  the timing and results of regulatory approval for proposed products, and

  •
  projected capital needs, working capital, liquidity, revenues, interest costs and income.

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

        The following are the key risk factors that may affect our future results:

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

WE HAVE A HISTORY OF LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE OR PAY CASH DIVIDENDS.

        We have incurred losses since the beginning of our operations. As of September 30, 2002, we have incurred cumulative net losses (before dividends on preferred stock) of approximately $35,134,933. We expect our losses to increase in the future as our financial resources are used for research and development, preclinical and clinical testing, regulatory activities, manufacturing, marketing and other related expenses. We may not be able to achieve or maintain profitability in the future. We have never declared or paid any cash dividends to stockholders, and do not expect to do so in the foreseeable future.

WE MUST RAISE ADDITIONAL FINANCING IN THE FUTURE AND OUR INABILITY TO DO SO WILL PREVENT US FROM IMPLEMENTING OUR BUSINESS DEVELOPMENT PLAN.

        We believe that through the use of our cash and lines of credit, we will have cash resources for our current commitments through the third quarter of 2003 (depending on the pace of our spending for preclinical and clinical testing and other commitments, which, to an extent, we can adjust to preserve cash). We will need substantial additional financing for our research, clinical testing, product development and marketing programs. As of November 12, 2002, we sold $9.0 million of our common stock to a syndicate of institutional investors at a price of $1.08 per share. We cannot accurately estimate the amount of additional financing required; however, the amount could be an additional $30 million or more over the next several years. Additional funds may not be available on acceptable terms, if at all, and existing stockholders may be diluted as a result of those offerings. The pricing of our common stock, or other security convertible into common stock, in any such transaction may also result in an increase in the number of shares of common stock issuable upon exercise of warrants in accordance with the anti-dilution provisions in the instruments governing those securities.

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

IF WE DO NOT OBTAIN AND MAINTAIN PATENT OR OTHER PROTECTION OF OUR CORE TECHNOLOGIES (NAMELY PH-50 FOR CARDIOVASCULAR IMAGING, N1177 AND OUR OTHER LYMPHOGRAPHY MATERIALS AND METHODS, WE MAY HAVE DIFFICULTY COMMERCIALIZING PRODUCTS USING THESE TECHNOLOGIES.

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

        We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that these rights are covered by valid and enforceable patents or effectively maintained as trade secrets. We own two patents in the U.S., and sixteen other patents in foreign countries including Taiwan, Australia, Singapore, Japan and New Zealand. We are also the exclusive licensee to a group of patented proprietary compounds known as nanoparticulates from Massachusetts General Hospital and Nycomed Imaging AS. We have filed patent applications under the Patent Cooperation Treaty covering a number of foreign countries. These patents and the patent applications relate to the use of PH-50 as a cardiovascular imaging agent, laser and ionizing radiation technology, photoactive agents and methods, methods for enhanced cell production and methods for performing lymphography.

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

        We currently employ three senior executive officers, including Dr. Williams (our CEO), Mr. Boveroux (our CFO) and Dr. Reinhard Koenig (Senior Vice President of Medical and Regulatory Affairs). We also have retained consultants to advise us in regulatory affairs and product development matters. If we lost the services of our executive officers or outside consultants, we could experience a delay in the implementation of our business plan until we arranged for another individual or firm to fulfill the role.

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

        Competitors in the field of using light energy to treat and diagnose disease include: Miravant Medical Technologies, Pharmacyclics, Inc., QLT Inc., Axcan Pharma Inc., Dusa Pharmaceuticals, Inc. and PhotoCure ASA. There are also numerous companies developing other technologies to image the vascular system and various body organs. Examples of the technologies from those other companies are the use of magnetic resonance imaging or ultrasound techniques to create internal organ images.

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

THE CURRENT BOARD OF DIRECTORS CONTROLS PHOTOGEN, WHICH MAY MAKE IT DIFFICULT FOR STOCKHOLDERS WHO ARE NOT IN THAT GROUP TO INFLUENCE MANAGEMENT.

        As of November 12, 2002, a small group of stockholders control approximately 61.5% of our outstanding common stock (calculated on a fully-diluted basis). Several of our principal stockholders are also parties to a Voting, Drag-Along and Right of First Refusal Agreement concerning the election of certain designees to the Board of Directors. The Voting Agreement requires these stockholders to vote their shares for the election of certain individuals nominated by parties to the Voting Agreement. This concentration of ownership and control may delay or prevent a change in control of Photogen, and may also result in a small supply of shares available for purchase in the public securities markets. These factors may affect the market and the market price for our common stock in ways that do not reflect the intrinsic value of the stock.

THE PRICE AND TRADING VOLUME OF OUR COMMON STOCK FLUCTUATES SIGNIFICANTLY, WHICH MAY MAKE IT DIFFICULT FOR US OR A STOCKHOLDER TO SELL OUR COMMON STOCK AT A SUITABLE PRICE AND MAY CAUSE DILUTION FOR EXISTING STOCKHOLDERS WHEN WE ISSUE ADDITIONAL SHARES.

        During the period from January 1, 2002 through September 30, 2002 our closing stock price ranged from $1.32 to $6.04 per share. Daily trading volume ranged from 0 (zero) shares to approximately 10,450 shares during that period. The above data are stated on a post-reverse split basis.

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

OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ SMALLCAP MARKET, WHICH WOULD MAKE TRADING IN OUR STOCK MORE DIFFICULT.

        Since November 1999, our common stock has been quoted in the Nasdaq SmallCap Market. We received a letter dated September 25, 2002 from NASDAQ notifying us that our stock has traded at less than $1 for a period of 30 consecutive trading days and that we have until March 4, 2003 to regain compliance with Marketplace Rule 4310(c)(4). Our shares could be delisted if we fail to meet the listing requirements of the Nasdaq SmallCap Market, which would force us to list our shares on the OTC Bulletin Board or some other quotation medium, such as pink sheets, depending upon our ability to meet the specific listing requirements of those quotation systems. As a result, an investor might find it more difficult to dispose of, or to obtain accurate price quotations for, our shares. Delisting might also reduce the visibility, liquidity, and price of our common stock. If our common stock were delisted from the Nasdaq SmallCap Market and were not traded on another national securities exchange, we could become subject to penny stock regulations that impose additional sales practice disclosure and market making requirements on broker/dealers who sell or make a market in our stock. The rules of the SEC generally define "penny stock" to be common stock that has a market price of less than $5.00 per share and is not traded on a national exchange. If our stock became subject to penny stock regulations, it could adversely affect the ability and willingness of broker/dealers who sell or make a market in our common stock and of investors to purchase or sell our stock in the secondary market.

IF STOCKHOLDERS HOLDING SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK SHOULD SELL IN THE PUBLIC MARKET, THE PRICE OF OUR STOCK COULD FALL OR IT MAY BE MORE COSTLY FOR US TO RAISE CAPITAL.

        As of November 12, 2002:

  •
  We had reserved approximately 6,988,603 (post-reverse split) shares of common stock for future issuance upon grants of options, or exercise or conversion of outstanding options and warrants and convertible securities and notes.

  •
  We had approximately 5,124,217 shares (post-reverse split) eligible for sale free of restriction under Rule 144.

  •
  We had registration rights agreements to register approximately 15,507,223 shares (post-reverse split) for resale (which includes an obligation to register the shares issued to the institutional shareholders in the institutional financing after closing the private placement).

        If these options and warrants are all issued and exercised, investors may experience significant dilution in the voting power of their common stock. The sale of these shares could place downward pressure on the overall market price of our stock.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

        The following is a list of exhibits filed as part of this Form 10-Q. Exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parenthesis.

EXHIBIT NO.	DESCRIPTION
2.1	Common Stock Purchase Agreement dated as of August 2, 2002 by and among Photogen Technologies, Inc., Mi3 L.P., Oxford Bioscience Partners IV L.P., MRNA Fund II L.P., New England Partners Capital, L.P. and Tannebaum LLC. (Filed as Exhibit C to the Company's DEFM 14A dated September 12, 2002 and incorporated herein by reference.)
2.2
Amendment No. 1 to the Common Stock Purchase Agreement dated as of August 2, 2002 by and among Photogen Technologies, Inc., Mi3 L.P., Oxford Bioscience Partners IV L.P., MRNA Fund II L.P., New England Partners Capital, L.P. and Tannebaum LLC. (Filed as Exhibit A to the Company's DEFR 14A Proxy Supplement dated October 18, 2002 and incorporated herein by reference.)
2.3
Separation Agreement dated as of July 29, 2002 by and among the following: Craig Dees, Ph.D. and Dees Family Foundation, Eric A. Wachter, Ph.D. and Eric A. Wachter 1998 Charitable Remainder Unitrust, Timothy D. Scott, Ph.D. and Scott Family Investment Limited Partnership, Walter Fisher, Ph.D., Fisher Family Investment Limited Partnership, and Walt Fisher 1998 Charitable Remainder Unitrust, and John A. Smolik and Smolik Family LLP, Photogen Technologies, Inc., Photogen, Inc., Robert J. Weinstein, M.D., Stuart P. Levine and Tannebaum, LLC (Filed as Exhibit A to the Company's DEFM 14A dated September 12, 2002 and incorporate herein by reference.)
3.1
Articles of Incorporation of Photogen Technologies, Inc., as amended (Filed as Exhibit E to the Company's Proxy Statement on Form DEFM 14A dated September 12, 2002 and incorporated herein by reference.)
3.2
Amended and Restated Certificate of Designations, Preferences and Rights of Series A Preferred Stock. (Filed as Exhibit 3.5 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)
3.3
Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock. (Filed as Exhibit E to the Company's Proxy Statement on Form DEFM 14A dated September 12, 2002 and incorporated herein by reference.)
3.4	Amended and Restated Bylaws of Photogen Technologies, Inc. (Filed as Exhibit F to the Company's Proxy Statement on Form DEFM 14A dated September 12, 2002 and incorporated herein by reference.)
3.5	Charter of Photogen, Inc. (Filed as Exhibit 3.3 to the Company's Registration Statement on Form 10-SB dated December 24, 1997 and incorporated herein by reference.)
3.6	Amended and Restated Bylaws of Photogen, Inc. (Filed as Exhibit 3.3 to the Company's Current Report on Form 8-K dated May 17, 2000 and incorporated herein by reference.)

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
9.2
Voting, Drag-Along and Right of First Refusal Agreement entered into as of November 12, 2002 by and among Robert J. Weinstein, M.D., Stuart P. Levine, Tannebaum, LLC, Mi3 L.P., Oxford Bioscience Partners IV L.P. and MRNA Fund II L.P. (Filed as Exhibit G to the Company's Proxy Statement on Form DEFM 14A dated September 12, 2002 and incorporated herein by reference.)
10.1
Registration Rights Agreement entered into as of November 12, 2002 by and among Photogen Technologies, Inc., Mi3 L.P., Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Tannebaum, LLC (Filed as Exhibit D to the Company's Proxy Statement on Form DEFM 14A dated September 12, 2002 and incorporated herein by reference.)
10.2	Letter Agreement entered into as of August 29, 2002 by and between Photogen Technologies, Inc. and Clinical Regulatory Strategies, LLC.
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  (b)
  Reports on Form 8-K.

        The following reports on Form 8-K were filed during the three-month period ended September 30, 2002:

        1.    Report on Form 8-K dated August 8, 2002 disclosing the signing of definitive agreements regarding a corporate separation and a financing with certain institutional investors.

        2.    Report on Form 8-K dated September 26, 2002 disclosing the adjournment of the Company's annual meeting.

Signatures

        In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2002	Photogen Technologies, Inc.
/s/ Taffy J. Williams Taffy J. Williams, Ph.D., President and Chief Executive Officer
/s/ Brooks Boveroux Brooks Boveroux, Senior Vice President— Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

CERTIFICATION

        I, Taffy J. Williams, Ph.D., President and Chief Executive Officer of Photogen Technologies, Inc. ("registrant"), certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of the registrant;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Taffy Williams Taffy J. Williams, Ph.D. Chief Executive Officer November 19, 2002

CERTIFICATION

        I, Brooks Boveroux, Chief Financial Officer of Photogen Technologies, Inc. ("registrant"), certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of the registrant;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Brooks Boveroux Brooks Boveroux Chief Financial Officer November 19, 2002

Exhibit Index

EXHIBIT NO.	DESCRIPTION
+2.1
Common Stock Purchase Agreement dated as of August 2, 2002 by and among Photogen Technologies, Inc., Mi3 L.P., Oxford Bioscience Partners IV L.P., MRNA Fund II L.P., New England Partners Capital, L.P. and Tannebaum LLC. (Filed as Exhibit C to the Company's DEFM 14A dated September 12, 2002 and incorporated herein by reference.)
+2.2
Amendment No. 1 to the Common Stock Purchase Agreement dated as of August 2, 2002 by and among Photogen Technologies, Inc., Mi3 L.P., Oxford Bioscience Partners IV L.P., MRNA Fund II L.P., New England Partners Capital, L.P. and Tannebaum LLC. (Filed as Exhibit A to the Company's DEFR 14A Proxy Supplement dated October 18, 2002 and incorporated herein by reference.)
+2.3
Separation Agreement dated as of July 29, 2002 by and among the following: Craig Dees, Ph.D. and Dees Family Foundation, Eric A. Wachter, Ph.D. and Eric A. Wachter 1998 Charitable Remainder Unitrust, Timothy D. Scott, Ph.D. and Scott Family Investment Limited Partnership, Walter Fisher, Ph.D., Fisher Family Investment Limited Partnership, and Walt Fisher 1998 Charitable Remainder Unitrust, and John A. Smolik and Smolik Family LLP, Photogen Technologies, Inc., Photogen, Inc., Robert J. Weinstein, M.D., Stuart P. Levine and Tannebaum, LLC (Filed as Exhibit A to the Company's DEFM 14A dated September 12, 2002 and incorporate herein by reference.)
+3.1
Articles of Incorporation of Photogen Technologies, Inc., as amended (Filed as Exhibit E to the Company's Proxy Statement on Form DEFM 14A dated September 12, 2002 and incorporated herein by reference.)
+3.2
Amended and Restated Certificate of Designations, Preferences and Rights of Series A Preferred Stock. (Filed as Exhibit 3.5 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)
+3.3
Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock. (Filed as Exhibit E to the Company's Proxy Statement on Form DEFM 14A dated September 12, 2002 and incorporated herein by reference.)
+3.4	Amended and Restated Bylaws of Photogen Technologies, Inc. (Filed as Exhibit F to the Company's Proxy Statement on Form DEFM 14A dated September 12, 2002 and incorporated herein by reference.)
+3.5	Charter of Photogen, Inc. (Filed as Exhibit 3.3 to the Company's Registration Statement on Form 10-SB dated December 24, 1997 and incorporated herein by reference.)
+3.6	Amended and Restated Bylaws of Photogen, Inc. (Filed as Exhibit 3.3 to the Company's Current Report on Form 8-K dated May 17, 2000 and incorporated herein by reference.)
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
+9.2
Voting, Drag-Along and Right of First Refusal Agreement entered into as of November 12, 2002 by and among Robert J. Weinstein, M.D., Stuart P. Levine, Tannebaum, LLC, Mi3 L.P., Oxford Bioscience Partners IV L.P. and MRNA Fund II L.P. (Filed as Exhibit G to the Company's Proxy Statement on Form DEFM 14A dated September 12, 2002 and incorporated herein by reference.)
+10.1
Registration Rights Agreement entered into as of November 12, 2002 by and among Photogen Technologies, Inc., Mi3 L.P., Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Tannebaum, LLC (Filed as Exhibit D to the Company's Proxy Statement on Form DEFM 14A dated September 12, 2002 and incorporated herein by reference.)

*10.2	Letter Agreement entered into as of August 29, 2002 by and between Photogen Technologies, Inc. and Clinical Regulatory Strategies, LLC.
*99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+
Incorporated by reference from the filing indicated.

*
Filed herewith.

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Signatures
CERTIFICATION
CERTIFICATION
Exhibit Index