Form 10-K
period 2002-12-31
PHOTOGEN TECHNOLOGIES INC
filed 2003-04-15
CIK 761237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File No. 0-23553

PHOTOGEN TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its Charter)

NEVADA

(State or other jurisdiction of
incorporation or organization)

62-1742885

(I.R.S. Employer Identification No.)

140 UNION SQUARE DRIVE
NEW HOPE, PA 18938

(Address of principal executive offices) (Zip Code)

(215) 862-6860

(Registrant’s telephone number, including area code)

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

Yes  ☒  No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☐  No  ☒

The approximate aggregate market value of voting and non-voting common stock held by non-affiliates computed as of June 28, 2002 and March 5, 2003, based upon the last sale price of the common stock reported on the Nasdaq SmallCap Market was approximately $27,738,961 and $13,555,713, respectively.  For purposes of this calculation only, the registrant has assumed that its directors and executive officers, and any person known to the issuer to hold 10% or more of the outstanding common stock, are affiliates.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 5, 2003:  17,114,868.

PART I

Photogen Technologies, Inc. and its 80.1% owned affiliate, Sentigen, Ltd., are collectively referred to as “Photogen,” the “company,” “we,” or “us.”  Portions of the discussion in this Form 10-K contain forward-looking statements and are subject to the “Risk Factors” described below in Item 1.

In November, 2002, we effected a one-for-four reverse split of our common stock and split off our therapeutic line of business.  Unless otherwise indicated, all data (including historical numbers) in this Form 10-K reflect the impact of the reverse split and the split off of our therapeutic line of business.

ITEM 1. BUSINESS.

INTRODUCTION

During the past two years, we have refocused our efforts on the development of medical imaging agents, including cardiovascular and lymphography contrast imaging agents.  We accomplished this shift in focus by splitting off our therapeutic line of business, as more fully described in “Recent Developments” below.

We are currently an emerging, development-stage biopharmaceutical company focused on developing a novel contrast agent with potential applications (1) as a blood pool agent, to diagnose diseased tissue in the cardiovascular system and other organs, and (2) to diagnose cancer metastasizing into the lymphatic system.  We are the exclusive licensee of a group of proprietary materials, the lead compound of which is a contrast agent we refer to as PH-50 or N1177.  We established the two names to distinguish commercialization rights between cardiovascular imaging (and all other indications) (PH-50) to which we retain rights, and the field of lymphography (N1177), which we licensed to our joint venture (Sentigen, Ltd.) with affiliates of Elan Corporation, plc (“Elan”).

Pharmaceutical imaging agents are used with computed tomography (“CT”), nuclear medicine, echocardiography and magnetic resonance imaging (“MRI”) equipment in order to increase the diagnostic capabilities of these techniques.  By enhancing the contrast between different types of tissues, these intravenously administered contrast agents provide critical anatomical and disease state information that is not obtainable using the equipment alone.  There are numerous potential applications for a contrast agent used in imaging parts or all of the cardiovascular system as well as other organs.  Our proposed products have the potential to enhance a physician’s ability to diagnose certain cardiovascular abnormalities and the spread of cancer in the lymphatic system.

We have no approved diagnostic products or operating revenues at this time; however, we have entered into a term sheet relating to a transaction with Alliance Pharmaceutical Corp. (“Alliance”).  The term sheet gives us an exclusive option until April 19, 2003 to acquire all of the assets of Alliance related to medical imaging, including all manufacturing and marketing rights to Imagent® (formerly Imavist™), Alliance’s ultrasound imaging contrast agent that was approved by the FDA for marketing in the United States in June, 2002 (the “Imagent® business”).  It is anticipated that Imagent® will be ready to market in the third quarter of 2003.  Our acquisition of the Imagent® business is subject to certain contingencies, including our ability to raise the funds to finance the acquisition.  See “Recent Developments” below.

We have 6 full-time employees.  A majority of our employees hold Ph.D.’s or other advanced degrees.  Our senior executive and clinical development team is based at our corporate headquarters in New Hope, Pennsylvania, a suburb of Philadelphia.  We have personnel with expertise in clinical development, clinical trial design and regulatory approval processes.  We also work closely with consultants experienced in drug development and regulatory requirements.

Our History

In May, 1997, Photogen Technologies, Inc. (formerly known as M T Financial Group, Inc. (“M T Financial”)), acquired Photogen, Inc. through a subsidiary merger.  As a result, Photogen, Inc. became a wholly-owned subsidiary of M T Financial and then M T Financial changed its name to Photogen Technologies, Inc.  In November, 2002, we effected the split off of Photogen, Inc. and substantially all of the assets and all of the liabilities related to our therapeutic line of business, including a compound known as PH-10, to our five founding stockholders (Drs. Wachter, Dees, Fisher and Scott and Mr. Smolik, who are collectively referred to as the “Tennessee Stockholders”) in exchange for and in cancellation of all of their stock in Photogen Technologies, Inc. (5,137,109 shares).  At that time, we also sold $9.0 million of our common stock to a group of institutional investors at a price of $1.08 per share and effected a one-for-four reverse split of our common stock.  In this offering, we received $6,500,000 in cash and Tannebaum, LLC's $2,500,000 credit facility was eliminated and converted into 2,314,815 shares of common stock at $1.08 per share.  In December, 2002 and the beginning of January, 2003, we sold an additional approximately $3.0 million of our common stock at $1.08 per share to certain institutional investors and accredited individual investors. See “Recent Developments” below.

Available Information

Our website (www.photogen.com) is under development and at this time you cannot obtain copies of our SEC filings on our website; however, you can obtain, free of charge, a copy of our filed annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports, our proxy statements and information statements, by sending a request for those documents to our corporate secretary, Brooks Boveroux, at 140 Union Square Drive, New Hope, PA 18938, or calling (215) 862-6860.  Our filings are also available to the public from the SEC’s website at (www.sec.gov) or at the SEC’s Public Reference Rooms in Washington D.C., New York, N.Y. and Chicago, IL.  The Public Reference Room in Washington, D.C. is located at 450 Fifth Street N.W.  Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room.

CORE TECHNOLOGY

In 1999, we entered into an exclusive license for a group of proprietary materials, the lead compound of which was known as WN67722.  At that time, the product was being developed only for the field of lymphography.  We now call this product N1177 (for use in the field of lymphography) or PH-50 (when referring to cardiovascular and all other indications).  The product designations PH-50 and N1177 refer to the same chemical compound.  These materials are very small particles designed to travel through the circulatory or lymphatic system (depending on how they are administered) and are called “nanoparticulates.”  The compound is covered by patents and patent applications filed in the U.S. and elsewhere.  As part of the initial acquisition of this product we also acquired patented methods for performing minimally invasive lymphography using x-ray, CT or MRI.

Cardiac and vascular imaging

According to 1998 statistics of the National Heart, Lung, and Blood Institute, ischemic heart disease is the leading cause of death in the U.S., accounting for one of every five deaths.  The American Heart Association (www.americanheart.org) estimates that approximately 1.1 million Americans suffer a myocardial infarction (“MI”) annually, and over 40 percent will not survive the event.  Atherosclerotic coronary artery disease (“CAD”) is the underlying cause of most ischemic cardiac events and can result in MI, congestive heart failure, cardiac arrhythmias and sudden cardiac death.  Clinically significant CAD is uncommon in men under 40 and pre-menopausal women, but risk increases with advancing age and in the presence of risk factors such as smoking, hypertension, diabetes, high cholesterol and family history of heart disease.  Angina is the most common presenting symptom of myocardial ischemia and underlying CAD, but in many persons the first evidence of CAD may be MI or sudden death.  The American Heart Association estimates that 1-2 million middle-aged men have asymptomatic but physiologically significant coronary disease, also referred to as silent myocardial ischemia.  Over two million angiography procedures are conducted annually in the U.S.  Although mortality from heart disease has declined steadily over the past three decades in the U.S., the total burden of coronary disease is predicted to increase substantially over the next 30 years due to the increasing size of the elderly population.

Development of PH-50

We are developing PH-50 to extend the clinical utility of x-ray based imaging, chiefly CT.  The indications we envision for PH-50 include:  CT angiography (of the heart and peripheral blood vessels), assessment of whole-body disease burden of atherosclerosis, organ perfusion and cancer staging.  PH-50 is a contrast agent that is not penetrated by x-rays (called “radiopaque”).  When injected systemically into the circulatory system (i.e., the blood stream), it remains within the system mixing with the blood and flowing throughout the circulatory system.  As the compound is radiopaque, a physician using a device such as a CT machine along with the contrast agent can create an image of the desired area.  In our preclinical studies we have obtained encouraging results that have been demonstrated by imaging heart, liver and other organs with results that are comparable or superior to those obtained by currently available products.  We believe that PH-50 could allow the imaging of the cardiovascular system (angiography) and other organs as a non-invasive procedure, at lower cost and with reduced risk and morbidity.

We are completing pre-clinical studies of PH-50 for potentially significant new applications in cardiovascular imaging and have filed for additional patent protection of the use of the compound for vascular and organ imaging applications.  We plan to develop PH-50 as a blood pool contrast agent for several indications.  Based on considerable existing preclinical studies and human clinical experience, we believe that we can commence further clinical studies in the near future.  Our initial development strategy will be to evaluate PH-50 in Phase 1 studies for cardiovascular and blood pool imaging using advanced CT and PH-50 as a contrast agent.  We plan to conduct Phase 1 trials to assess safety and patient tolerance of PH-50 as a cardiovascular imaging agent through intravenous administration in the fourth quarter of 2003.  As part of the original acquisition and our further research, we have a substantial body of safety information in both animals and humans.  Pre-clinical toxicology and pharmacology data for PH-50/N1177 includes testing in multiple animal models including studies in several models utilizing intravenous administration, which is the route of administration to be utilized in the cardiovascular indications.  In animal experiments, our investigators from Stanford University have shown that PH-50 can be used as an effective imaging agent to visualize cardiac structures after a single, low-dose intravenous injection/infusion.  We have an open investigational new drug application (“IND”) with the FDA for the product in the lymphography indication.  We intend to file an amendment to this application for the intravenous administration of PH-50 for use as a blood pool agent.

Scaled-up manufacturing of PH-50/N1177 is currently being performed for us by Elan through its Nanosystems division.  Over the past two years, Nanosystems has undertaken substantial work to manufacture PH-50 in compliance with the FDA’s current Good Manufacturing Procedures (“GMP”) regulations and in a scalable process sufficient to support commercial quantities.  Currently, Nanosystems is our sole supplier of the raw materials necessary to produce PH-50 and N1177.  There can be no assurance that Nanosystems will continue to supply us with the raw materials we need on terms that are acceptable to us.

Competition for PH-50

The existing market for radiopaque contrast agents is estimated to be approximately $3.4 billion worldwide.  The dominant uses of media, totaling 86 percent, are those employed in conjunction with CT or x-ray scans.  Approximately half of the usage is in the U.S.  We believe that Omnipaque®, marketed by a unit of Amersham, is the leading agent utilized in coronary angiography.  Other companies marketing contrast agents include Mallinckrodt, Inc. (a unit of Tyco International Ltd.), Berlex Laboratories, Inc. (a subsidiary of Schering AG (“Schering”)) and Bracco.  Physicians also use other modalities, such as MRI and ultrasound, to image internal vasculature and organs.  These modalities, including CT imaging, each have particular attributes that may make their use applicable to any particular situation.

Lymphography

Lymphography is a procedure used to determine if a patient’s cancer has spread to the lymph nodes.  The presence or absence of cancer in the lymph nodes is an important indication of whether the disease has spread from the original tumor and the seriousness of the disease.  It also provides oncologists with critical information to help determine the stage of the disease and the appropriate course of treatment.

It is generally accepted that breast cancer and melanoma spread by way of the lymph system as do cancers of the lung, prostate and many other cancers.  Clinical studies have demonstrated that patients with cervical cancer have an increased survival rate if lymph nodes with cancerous tissue are removed.  Effective treatment of these cancers can be aided by an early assessment of the presence or absence of disease (micro-metastases) in the lymph nodes.

Patients believed to have cancer currently are subjected to injections of blue dye or radioactive particles that track the materials to the general area of the lymph node.  In some of these diseases, the location of the lymph node is difficult to access.  In the case of breast cancer, oncologists may remove 15-30 underarm lymph nodes for biopsy.  Additional treatment will be required if cancer is discovered.  Approximately 80% of the patients diagnosed with breast cancer or melanoma who undergo these painful procedures are found to have no sign of disease in their nodes.

The particular properties of N1177 enable it to travel through the lymph system to the lymph nodes most likely to be affected if the cancer has spread.  It is recognized by the body’s immune system as being a foreign body and thus is normally ingested by macrophage (cells that engulph foreign material in the body for eventual elimination).  It is a particular characteristic of tumors that they contain no or a minimal number of macrophage.  N1177 is radiopaque, and thus is seen on a CT scan as white areas. Tumors within a node, as they would not have retained N1177, are seen as dark areas.  The difference in contrast created by the presence or absence of the imaging agent serves as the basis to determine the presence or absence of disease.  We expect that N1177 would remain in the node to allow for an effective imaging procedure with a good safety profile and acceptable clearance times.  A further benefit of these minimally invasive procedures is that they could be used multiple times and therefore provide a means to monitor the results of cancer treatment and detect recurrence.

Development of N1177

We are developing N1177 through a joint venture with affiliates of Elan.  Our goal is to demonstrate that the use of N1177 will enable physicians to precisely locate tumorous nodes by first injecting the material in the vicinity of the tumor and then taking an image (picture) using a CT device.

Considerable preclinical testing of N1177 has been conducted in multiple animal models.  The results of these studies suggest a favorable safety and efficacy profile for N1177.  Phase I clinical studies to evaluate the safety of N1177 in a total of 65 patients have been completed.  The results of the Phase I study involving 45 subjects indicate the safety and pharmacokinetic data are consistent with safety, pharmacokinetic and metabolic data obtained in previous nonclinical safety and disposition studies.  In addition, the number of nodes visualized showed a statistically significant dose effect (an increase in the number of nodes visualized as the dose increased).

We plan to commence Phase 2 clinical studies for detection of cancer metastasis in lymph nodes in patients with cervical cancer in 2003, subject to the availability of sufficient capital.  In this patient population, studies document an increase in survival when lymph nodes containing cancer are removed.  Tumor identification by CT imaging will be correlated to the results of biopsy results from patients undergoing surgery to demonstrate effectiveness in locating nodes and identifying those with cancer in them.

Competition for N1177

As with PH-50, N1177 will be subject to competition with other companies marketing contrast agents such as Amersham, Mallinckrodt, Inc. (a unit of Tyco International Ltd.), Berlex Laboratories, Inc. (a subsidiary of Schering), and Bracco, and with other methods of imaging, such as MRI and ultrasound.

Sentigen Ltd. - Joint Venture with Elan Corporation

In October, 1999, we entered into a joint venture with affiliates of Elan.  The joint venture company, Sentigen Ltd., is developing N1177, a nanoparticulate agent used to image lymph nodes to detect cancer.  We own 80.1 percent of Sentigen with the balance being owned by affiliates of Elan.  We licensed to Sentigen certain methods and other proprietary technology for use in lymphography, and we sub-licensed to Sentigen proprietary compounds we had obtained by license from Massachusetts General Hospital and Nycomed Imaging AS.  Elan, through its drug delivery division, Elan Pharmaceutical Technologies, licensed to Sentigen its NanoCrystal™ stabilized nanoparticulate formulation technology to develop the diagnostic imaging agents.

To finance the initial capital requirements of Sentigen, including the licensing by Sentigen of certain technology, we sold to a unit of Elan $12,015,000 of our Series A Convertible Preferred Stock (the “Series A Preferred Stock”).  Elan may exchange the Series A Preferred Stock for a number of shares of Sentigen stock that will enable Elan to increase its ownership of Sentigen up to 50 percent.  Alternatively, Elan may convert the Series A Preferred Stock into Photogen common stock at a conversion price of $84.68 per share.

As part of the joint venture agreement, Elan provided us with a $4.8 million credit facility to fund our share of the then anticipated development costs of the joint venture.  On November 12, 2002, all of the then outstanding principal and interest ($3,082,487) was converted at a price of $24.00 per share into 128,437 shares of our common stock and the line of credit was cancelled.

Our agreement with Elan provides that Elan has the right to nominate a member to our Board of Directors until October, 2004 or as long as Elan owns 10% of our common stock (Elan currently owns less than 10% of our common stock).  Elan also has a preemptive right to participate in our future equity offerings to maintain its pro rata interest in Photogen.  Elan agreed not to exercise this preemptive right in connection with our recent sale of common stock to certain institutional and accredited investors.

RECENT DEVELOPMENTS

Split Off Transaction

From our inception, we were involved in two lines of business:

•                                          Diagnosis of diseased tissue

•                                          Treatment of diseased tissue

In the past, our research and development efforts followed this dual focus.  We worked to develop therapies to treat cancer, pre-cancerous conditions, psoriasis and other dermatological conditions, using our proprietary multi-photon laser technologies, or using an agent called PH-10 with a variety of energy sources in a regimen called photodynamic therapy, or the activation of a substance by an energy source to achieve a therapeutic effect.  We have also been developing products, N1177 and PH-50, to diagnose the spread of cancer to a patient’s lymph nodes and to diagnose cardiovascular disease, respectively.

Our pursuit of both diagnostic and therapeutic lines of businesses led to a number of challenges.  We found it increasingly difficult to raise capital with such a diverse product pipeline and to concentrate our efforts on a particular application from inception through development.  In order to attract capital investment and to take advantage of what we perceived to be the best market opportunities for our proposed products, we concluded that it was necessary to devote our efforts and resources to the development of our medical imaging diagnostic technologies rather than the therapeutic technologies.

We believe the medical need and economic potential of both PH-50 (for cardiovascular diagnostics) and N1177 (for lymphography) is of such significance that we decided to focus substantially all of our development efforts and resources in this area for the foreseeable future.  We entered into a Separation Agreement with the Tennessee Stockholders in order to enhance our ability to secure additional financing and pursue market opportunities, to enable the Tennessee Stockholders to focus on the development of therapeutic technologies arising from their inventions, and to resolve any differences of opinion with them as to how to allocate financial and management resources.

We separated the therapeutic and diagnostic lines of business by first transferring substantially all assets and liabilities associated with the diagnostic business to Photogen Technologies, Inc. and retaining substantially all assets and liabilities associated with the therapeutic business in Photogen, Inc.  Then, Photogen Technologies, Inc., Photogen, Inc. and the Tennessee Stockholders engaged in a “split off” transaction in which the Tennessee Stockholders transferred all of their common stock of Photogen Technologies, Inc. to the company for redemption in exchange for all of the common stock of Photogen, Inc.  The Tennessee Stockholders beneficially owned 5,137,109 shares of Photogen Technologies, Inc. common stock (approximately 52.9% of the outstanding shares), and those shares were subsequently cancelled by Photogen Technologies, Inc.

Aidan King, who was previously appointed to our Board of Directors by Elan, declined to serve on our Board of Directors in November, 2002.  Dr. Wachter, one of the Tennessee Stockholders, resigned as a director and officer of Photogen upon the effectiveness of the split off transaction.  Dr. Scott, also a Tennessee stockholder, resigned as an officer of Photogen upon the effectiveness of the split off transaction.

Financing Transaction

In November, 2002, we sold $9,000,000 of our common stock at a price of $1.08 per share to a group of institutional investors which included Mi3, L.P. (“Mi3”), Oxford BioScience Partners IV L.P. and MRNA Fund II L.P. (collectively, the “Institutional Investors”).  In this offering, we received $6,500,000 in cash and Tannebaum, LLC’s $2,500,000 credit facility was eliminated and converted into 2,314,815 shares of common stock at $1.08 per share.  Tannebaum, LLC was at that time controlled in part by Dr. Weinstein, one of our directors.

In December, 2002, we consummated a second closing of the financing transaction and sold an additional 2,804,539 shares of our common stock at $1.08 per share for an aggregate of $3,028,902 to a group of institutional investors and individual accredited investors.  The final closing of the financing took place in January, 2003 at which time we sold an additional 27,778 shares of our common stock at $1.08 per share for an aggregate of $30,000 to two individual accredited investors.

As part of the financing transaction, we entered into a Registration Rights Agreement requiring us to file a registration statement with the SEC within 45 days of the closing of the financing transaction to cover the Institutional Investors’ sales of the shares.  The Institutional Investors in the financing transaction have deferred the implementation of this requirement.

As part of the financing transaction, the Institutional Investors entered into a Voting, Drag-Along and Right of First Refusal Agreement (“Voting Agreement”) with Dr. Weinstein, Stuart Levine (individually and as co-trustees of the Theodore Tannebaum Trust) and Tannebaum, LLC (collectively, the “Chicago Stockholders”).  The Voting Agreement provides, among other things, that each of its parties will vote all shares of which it is the beneficial owner as follows:

•                                          To maintain the total number of directors at seven.

•                                          To amend our Articles of Incorporation or Bylaws in accordance with the recommendation of five of the seven directors.

•                                          For the election of the following directors:

•                  One person nominated by Mi3 (William D. McPhee);

•                  One person nominated by the holders of 80% of the shares owned by the Institutional Investors (Alan Watson, Ph.D.);

•                  One person nominated by the holders of 80% of the shares owned by the Chicago Stockholders (Dr. Weinstein);

•                  One person appointed by our Board of Directors as the Chief Executive Officer (Taffy Williams, Ph.D.)

•                  One person nominated by Elan International Services, Ltd. (“EIS”) in accordance with and subject to our October 20, 1999 Securities Purchase Agreement with EIS (this position is currently vacant); and

•                  Two persons (or three if EIS’s right to nominate a director expires) with industry experience in the healthcare, biotech or pharmaceutical industries, as nominated by our Board of Directors and approved by the holders of 80% of the shares beneficially owned by the Institutional Investors (Gene Golub and Lester McKeever, Jr.).

•                                          To maintain an Audit Committee and Compensation Committee of the Board, each with three members, and to appoint one director to serve on each Committee nominated by the holders of 80% of the shares owned by the Institutional Investors (Mr. McPhee).

The Voting Agreement also provides that none of its parties will sell, transfer, pledge, grant any option for, or otherwise dispose of any of their shares of company stock except in compliance with the Voting Agreement.  Following the closing of the financing, Mr.  McPhee was appointed to the Photogen Board of Directors in accordance with our bylaws.

As a condition to the closing of the financing transaction:

•                  All of our Series B Convertible Preferred Stock (the “Series B Preferred Stock”) was converted into common stock at the initial closing of the financing transaction.  In exchange for this conversion we agreed that the conversion ratio of the Series B Preferred Stock would change from 1.44703 (the conversion ratio after taking into consideration all issuances of common stock before the institutional financing) to 4.25 (pre-reverse split).  The result was that all of the Series B Preferred Stock was converted into a total of approximately 422,316 shares of common stock; the Series B Preferred Stock is no longer outstanding, nor is there any liquidation preference associated with the Series B Preferred Stock.

•                  All of the outstanding principal and accrued interest under the Elan line of credit was converted into a total of 128,437 shares of our common stock.

One-for-Four Reverse Stock Split

In connection with the closing of the financing transaction, we were required to make a one-for-four reverse stock split of our outstanding common stock.  The reverse split was accomplished by amending our Articles of Incorporation.  The reverse split was effective in November, 2002.

Amendment of the 2000 Long Term Incentive Compensation Plan

We adopted the 2000 Long Term Incentive Compensation Plan (the “2000 Plan”) at our annual meeting of stockholders held in May, 2000.  As of July 15, 2002, 500,000 shares were reserved for issuance under the 2000 Plan and options covering 133,750 of these shares of common stock had been granted.  Our Board of Directors believed that the availability of additional options to purchase common stock was necessary to enable us to continue to provide our key employees with equity ownership as an incentive to contribute to our success.  Also, increasing the number of shares subject to the 2000 Plan was a condition to the closing of the institutional financing required by the Institutional Investors.  Thus, our Compensation Committee voted to amend the 2000 Plan to increase the shares covered by the 2000 Plan by 4,068,750 shares from 500,000 to 4,568,750; and to modify the definition of “cause” in the 2000 Plan to coordinate with employment agreements.  The stockholders approved the amendment of the 2000 Plan to increase the aggregate number of shares of common stock issuable under the 2000 Plan from 500,000 to 4,568,750 and approved the amendment of the definition of the term “cause” at our annual meeting of the stockholders held on October 31, 2002.  In addition, the Compensation Committed approved a reduction in the shares reserved under our Senior Executive Long Term Incentive Compensation Plan by 250,000 shares (the total number reserved is now capped at 1,000,000 shares which was effective concurrently with the increase under the 2000 Plan).

Elan Agreement with the Institutional Investors

We are parties to a joint venture with affiliates of Elan to develop lymphography technologies carried out through Sentigen, Ltd.  As part of the joint venture arrangements, among other things, we issued EIS (i) 115,385 shares of our common stock and a warrant to acquire additional shares of common stock, (ii) 12,015 shares of our Series A Preferred Stock, and (iii) a convertible note in the original principal amount of $4,806,000.  After issuance, the Series A Preferred Stock was transferred to Elan Pharmaceutical Investments II, Ltd. (“EPI”).  The principal and interest outstanding under the promissory note ($3,082,487.30) were converted into 128,437 shares of our common stock in connection with the November, 2002 financing.

The Certificate of Designations, Rights and Preferences (the “Certificate of Designations”) of the Series A Preferred Stock provides that upon liquidation, dissolution or winding up of the company (whether voluntary or involuntary), the holder of the Series A Preferred Stock is entitled to a liquidation preference (the “Series A Liquidation Preference”) of cash or other property out of funds legally available for distribution to our stockholders, before any distribution is made to the holders of common stock or other securities ranking junior to the Series A Preferred Stock.  The amount of the Series A Liquidation Preference is $1,000 per share.  As of November 12, 2002, the total Series A Liquidation Preference was $15,892,220.

One of the conditions to the closing of the financing transaction was that the holder of our Series A Preferred Stock amend the Certificate of Designations to eliminate the Series A Liquidation Preference.  In consideration of eliminating the Series A Liquidation Preference, the Series A conversion price would have been lowered to $12.00 from $84.68 per share.

Immediately before our 2002 annual meeting of stockholders, we were informed that the holder of the Series A Preferred Stock could not proceed with these amendments to the terms of the Series A Preferred Stock.  To induce the Institutional Investors to proceed with the closing of the financing, on November 12, 2002, Elan entered into an agreement (the “Elan Agreement”) with the Institutional Investors.  The Elan Agreement provides that Elan will pay the Institutional Investors an amount in cash (or the fair market value of other property) distributed to the holder of the Series A Preferred Stock on account of the Series A Liquidation Preference that, in the absence of the Series A Liquidation Preference, would have been paid to those Institutional Investors in accordance with applicable law, up to a maximum of $16,000,000.  Only the Institutional Investors are beneficiaries of the Elan Agreement.  The Elan Agreement was ratified, adopted and approved by the Photogen common stockholders on January 24, 2003.  The Series A Liquidation Preference remains in effect and the conversion price for the Series A Preferred Stock is still $84.68 per share.

Potential Acquisition of Certain Assets of Alliance Pharmaceutical Corp.

On November 21, 2002, we executed a term sheet with Alliance giving us an exclusive option to acquire the Imagent business.  Imagent® is Alliance’s ultrasound contrast agent that was approved by the FDA for marketing in the U.S. in June, 2002.

The acquisition is subject to completion of due diligence, negotiation of definitive agreements and other contingencies, including our obtaining financing for the acquisition.  Under certain circumstances, if the acquisition does not occur, Alliance may be required to pay a break-up fee to us.  The financing structure contemplated by the term sheet includes our providing bridge financing for Imagent® activities prior to the acquisition, our payment to Alliance of cash and Photogen common stock at closing and future royalty payments based upon product sales.

Imagent® is an intravenous contrast agent for use with ultrasound imaging equipment to improve visualization of blood vessels for better diagnosis of disease and assessment of organ function.  Imagent® consists of perfluorochemical-based “microbubbles” that reflect ultrasound signals strongly in the bloodstream and thereby enhance ultrasound images). The initial indication is for use in patients with suboptimal echocardiograms to opacify the left ventricular chamber and to improve the delineation of the left ventricular endocardial border.  Follow-on indications, if approved by the FDA, potentially include use for body imaging for detection of cancer in solid organs (liver, kidney, prostate, etc.), as well as for perfusion (i.e., the measurement of blood flow).  Additional clinical studies are planned by Alliance to support these additional indications.  Currently, Imagent® qualifies for reimbursement by the Centers for Medicare & Medicaid Services in all medical settings for cardiology at rates ranging from $95-$150 per vial.

Through March 20, 2003, we have provided bridge financing to Alliance of an aggregate of $2,458,000 evidenced by 8% convertible secured promissory notes (the “Alliance Notes”) issued pursuant to the Convertible Secured Note Purchase Agreement dated as of October 4, 2002 (the “Note Purchase Agreement”).

Together with any other holders of notes issued pursuant to the Note Purchase Agreement, we have liens on certain of the assets of Alliance.  Our lien on the Imagent®-related assets is subordinate in priority to liens held by Xmark Fund, L.P. and Xmark Fund, Ltd.  As of March 31, 2003, there was approximately $4,750,000 of debt outstanding subject to the Xmark liens.  The collateral covered by the prior Xmark liens includes:  intellectual property, license rights, accounts, contract rights and general intangibles arising under or relating to license rights and certain other contracts, all equipment located at Alliance’s San Diego manufacturing facility, the approved new drug application relating to the Imagent® business, all cash held as cash collateral, and all inventory related to the Imagent® business.  Our lien on the assets related to Alliance’s Oxygent product is subordinate to a lien held by PFC Therapeutics, LLC (“PFC”).  PFC is a joint venture between Alliance and Baxter Healthcare Corporation.  The collateral covered by the prior PFC lien includes:  intellectual property, income, royalties and payments related to Alliance’s Oxygent product.

Our other liens on the assets of Alliance are first priority liens and give us, together with any other noteholders under the Note Purchase Agreement, a security interest in all equipment, inventory, goods, accounts, general intangibles, fixtures, documents, deposit accounts, instruments and investment properties, proceeds not covered by the Xmark and PFC prior liens.

Alliance has the right to make payments of interest under the Alliance Notes in shares of its common stock.  We have the right to convert the outstanding principal and interest under the Alliance Notes into shares of Alliance common stock at the conversion price of $0.35 per share.  Any shares of Alliance common stock we receive in lieu of cash interest payments may have a value less than the cash that we would otherwise be owed.  Any shares of Alliance common stock that we receive from Alliance will be restricted securities and subject to Rule 144 trading restrictions.  We have certain demand and piggyback registration rights with respect to any shares of Alliance common stock that we receive under the terms of the Note Purchase Agreement.

The Imagent® business of Alliance we may acquire includes:

•                  Imagent®, an FDA-approved product with an expected launch in the third quarter of 2003;

•                  an FDA-approved manufacturing facility;

•                  $2 million, in sales value, of inventory;

•                  the right to hire a 45-person operating organization; and

•                  a portfolio of intellectual property in imaging technology and ultrasound imaging contrast agents, including over 30 patents.

Alliance has a worldwide development and commercialization agreement for Imagent® with Schering that was amended in February, 2002 to give Alliance exclusive rights to market the product in the U.S. until February, 2007, with Schering to be paid a nominal royalty on such sales.  Alliance may also obtain exclusive rights to market the product internationally in exchange for the payment of additional royalties to Schering.  At the expiration of the period, Alliance has the right to pay all of any remaining royalty obligation to Schering and thus retain all rights to the product on a worldwide basis, or alternatively, to allow Schering the opportunity to obtain co-promotion rights along with Alliance.  It is anticipated that the Schering agreement would be assigned to us if we consummate the acquisition of the Imagent® business.

Our ability to consummate the acquisition of the Alliance assets is subject, among other conditions, to our ability to raise funds for the acquisition.  We are seeking to raise $15 to $20 million through the sale of our common stock or other securities in a private placement to fund the closing date cash payment for the acquisition of the Imagent® business and to provide working capital for future operating expenses.

Our exclusive option to acquire the medical imaging assets of Alliance expires on April 19, 2003.  If we obtain the necessary financing prior to the expiration of the exclusive option we intend to proceed to close the transaction, subject to Photogen shareholder approval of the issuance of additional shares of our common stock in connection with the financing and other conditions.  We are in active discussions with several financing sources, but we cannot give assurances that we will obtain the necessary financing.  There also can be no assurance that:

•                  we will be able to obtain an extension of our exclusive option on acceptable terms if we do not obtain the necessary financing by April 19, 2003;

•                  Alliance will be in a financial position to repay us in full the outstanding amounts due under the terms of the Alliance Note if we do not consummate a transaction; and

•                  Alliance’s employees will agree to become employees of Photogen if we consummate a transaction with Alliance and offer employment to those employees or that the Imagent® business will be profitable to us.

DEVELOPMENT AND COMMERCIALIZATION STRATEGY

Our overall strategy is to leverage our proprietary technologies through contractual collaborations with third parties.  In particular, we plan to:

•                  Utilize the company as a platform for the acquisition and/or licensing of technologies in related fields.

•                  Conduct preclinical research studies of our products using third party laboratories and/or clinicians to conduct preclinical trials.  We intend to use the expertise of these third party clinicians to collect data necessary to obtain IND’s (an Investigational New Drug application with the FDA) required to begin human trials.

•                  Utilize our clinical development team and contractual collaborative arrangements with third parties to access the skills and resources required to design, test, obtain regulatory approval and manufacture our potential products.

•                  Market potential products through the use of an internal sales force or strategic or distribution collaborations as determined by the specific characteristics of each product application.

We currently do not generate any revenues from operations.  If we develop a saleable product, we expect to generate revenues from product sales or licensing fees and royalties.  Currently, we have not developed any products that are available to manufacture or sell to the public nor do we have a pricing structure for any potential products; however, we have an exclusive option to acquire Imagent® from Alliance, which is expected to be ready to launch for sale to the public in the third quarter of 2003 and we may generate revenues from those sales.  See “Risk Factor – We are a development stage company, we have conducted only limited studies on our products in development and we do not have any revenues from sales,” below.

Our ability to develop and manufacture any product successfully is subject to numerous contingencies and uncertainties, including certain “Risk Factors” described below.  Our objectives, business strategy and product development efforts are subject to change based on numerous factors, including the results of preclinical and clinical testing, the availability of suitable collaborative relationships, the nature of competition, regulatory requirements and the availability of capital.  The description of our business and business strategy contains forward-looking statements that should be read in conjunction with the “Risk Factors” described below.

PATENTS

We are continuing to pursue patent protection for our proprietary technologies with the U.S. Patent and Trademark Office and in various foreign jurisdictions.  We plan to prosecute, assert and defend our patent rights whenever appropriate.  However, securing patent protection does not necessarily assure us of competitive success.  See “Risk Factors - If we do not obtain and maintain patent or other protection of our core technologies (namely PH-50 for cardiovascular imaging and N1177 for our lymphography materials and methods), we may have difficulty commercializing products using these technologies,” below.  We currently own two patents issued by the U.S. Patent and Trademark Office that are summarized generally below and sixteen patents issued in various foreign jurisdictions:

•                  Method of diagnosing disease of the lymph nodes through indirect lymphography (U.S. Patent No. 5,114,703)

•                  Method of diagnosing disease of the lymph nodes through indirect lymphography using ultrasound or MRI (U.S. Patent No. 5,496,536)

These patents expire on May 30, 2009 and March 15, 2013, respectively.  We currently have two patent applications pending in the U.S. and one application filed under the Patent Cooperation Treaty (“PCT”) which are directed to the use of nanoparticulates including PH-50 for cardiovascular imaging and for delivery of pharmacologically active substances.

We have an exclusive license (subject to certain limitations) from Massachusetts General Hospital and Nycomed Imaging AS for the world-wide right to make, market, distribute and sell products using (i) the subject matter covered in pending U.S. and foreign patent applications relating to the research, development, manufacture and commercialization of diagnostic imaging agents for medical location, treatment and diagnosis of tumors and other diseased tissues or other material and (ii) the patent rights related to N1177 in the research, development, manufacture and commercialization of human ethical pharmaceutical products containing the diagnostic imaging compound N1177.

In addition, through our joint venture with affiliates of Elan, we have granted Sentigen a license of certain methods we had previously acquired from Alliance and a sublicense of our MGH/Nycomed license for use in the research, development, manufacture and commercialization of nanoparticulate x-ray, CT and/or MRI diagnostic imaging agents using radio-opaque molecules containing iodine that passively target lymph nodes involved in a diseased state following parenteral administration to a mammal to locate, diagnose and/or treat cancer and/or other diseases.

We are continuing to pursue patent protection for our other proprietary technologies with the U.S. Patent and Trademark Office, under the Patent Cooperation Treaty and in various foreign jurisdictions.

Some of our patented or licensed technology arose from research that was partially funded by the U.S. Government (“Government”).  As with other entities whose research is sponsored in any manner by the Government, certain patents that we own or license are subject to Confirmatory Licenses in favor of the Government, as required by applicable federal regulations.  These regulations require us or the patent owner to agree to convey to the Government, upon the Government’s request, rights in the technology if we decide not to continue prosecution of the patent applications or if the patent owner does not wish to retain title to the inventions covered in the patents.  The Government also retains certain “march in rights” that permit the Government to use the technology under certain circumstances, including if that action is necessary because we or the patent owner have not taken or are not expected to take effective steps to achieve practical application of the inventions; it is necessary to alleviate health or safety needs not being met by us or the patent owner; or to meet the requirements for public use specified in certain federal regulations and those requirements are not being met by us or the patent owner.  We intend to prosecute patent applications and in other respects develop patents we own so that the Government will not exercise its rights under these Confirmatory Licenses.

“Photogen” is a trademark of Photogen. We have filed an application for registration of the mark Photogen in the U.S.  This application is pending.  All other trademarks or trade names used in this Form 10-K are trademarks or trade names of their respective owners.

GOVERNMENT REGULATIONS

All of the products we currently contemplate developing require approval by the FDA prior to sales being made within the U.S. and by comparable foreign agencies prior to sales being made outside the U.S.  The FDA and comparable regulatory agencies impose substantial requirements on the manufacturing and marketing of pharmaceutical products and medical devices.  These agencies and other entities extensively regulate, among other things, research and development activities and the testing, manufacturing, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our proposed products.  See “Risk Factors — Our proposed products are subject to extensive testing and government approval, and we may not obtain the approvals necessary to sell our proposed products,” below.

The regulatory process required by the FDA through which our products must successfully pass before they may be marketed in the U.S. generally involves the following:

•                  Preclinical laboratory and animal testing;

•                  Submission of an application that must become effective before clinical trials may begin;

•                  Adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication; and

•                  FDA approval of the application to market a given product for a given indication.

For imaging and pharmaceutical products, preclinical tests include laboratory evaluation of the product, its chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of the product.  Where appropriate (for example, for human disease indications for which there exist inadequate animal models), we will attempt to obtain preliminary data concerning safety and efficacy of proposed products using carefully designed human pilot studies. We will require sponsored work to be conducted in compliance with pertinent local and international regulatory requirements, including those providing for Institutional Review Board approval, national governing agency approval and patient informed consent, using protocols consistent with ethical principles stated in the Declaration of Helsinki and other internationally recognized standards.  We expect any pilot studies to be conducted outside the U.S.; but if any are conducted in the U.S., they will comply with applicable FDA regulations. Data obtained through pilot studies will allow us to make more informed decisions concerning possible expansion into traditional FDA-regulated clinical trials.

If the FDA is satisfied with the results and data from preclinical tests, it will authorize human clinical trials.  Human clinical trials are typically conducted in three sequential phases, which may overlap.  Each of the three phases involves testing and studying specific aspects of the effects of the pharmaceutical on human subjects, including testing for safety, dosage tolerance, side effects, absorption, metabolism, distribution, excretion and clinical efficacy.

Data from preclinical and clinical trials are submitted to the FDA in an NDA for marketing approval and to foreign regulatory authorities under applicable requirements.  Preparing an NDA or foreign application involves considerable data collection, verification, analyses and expense, and there can be no assurance that the applicable regulatory authority will accept the application or grant an approval on a timely basis, if at all.  The marketing of pharmaceuticals in the U.S. may not begin without FDA approval.  The approval process is affected by a number of factors, including primarily the safety and efficacy demonstrated in clinical trials and the severity of the disease.  Regulatory authorities may deny an application in their sole discretion, if they determine that applicable regulatory criteria have not been satisfied or if additional testing or information is required.  One of the conditions for initial marketing approval, as well as continued post-approval marketing, is that a prospective manufacturer’s quality control and manufacturing procedures conform to the GMP regulations of the regulatory authority.  In complying with these regulations, a manufacturer must continue to expend time, money and effort in the area of production, quality control and quality assurance to ensure full compliance.  Manufacturing establishments, both foreign and domestic, also are subject to inspections by or under the authority of the FDA and by other federal, state, local or foreign agencies.  Discovery of previously unknown problems with a product or manufacturer may result in restrictions on such product or manufacturer, including withdrawal of the product from the market.

We have established a core clinical development team and have been working with outside regulatory consultants to assist us in developing product-specific development and approval strategies, preparing the required submittals, guiding us through the regulatory process, and providing input to the design and site selection of human clinical studies.  The testing and approval process requires substantial time, effort and financial resources, and we may not obtain FDA approval on a timely basis, if at all.  Success in preclinical or early-stage clinical trials does not assure success in later stage clinical trials.  The FDA or the research institution sponsoring the trials may suspend clinical trials or may not permit trials to advance from one phase to another at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.  Once issued, the FDA may withdraw a product approval if we do not comply with pertinent regulatory requirements and standards or if problems occur after the product reaches the market.  If the FDA grants approval of a product, the approval may impose limitations, including limits on the indicated uses for which we may market a product.  In addition, the FDA may require additional testing and surveillance programs to monitor the safety and/or effectiveness of approved products that have been commercialized, and the agency has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.  Further, later discovery of previously unknown problems with a product may result in restrictions on the product, including its withdrawal from the market.  Marketing our products abroad will require similar regulatory approvals by equivalent national authorities and is subject to similar risks.

In the ordinary course of business, we must also comply with a variety of other federal and state governmental regulations.  These regulations impose, among other things, standards of conduct, record keeping, labeling and reporting.

Specific regulations affecting our current and proposed operations include: environmental-type discharge requirements, good laboratory practices governing animal testing, good manufacturing practices regarding the manufacture of drugs and other FDA-regulated products, animal care and use regulations, laws and regulations relating to labor, and required general business practices.  We do not currently anticipate that the cost of compliance in these areas, other than obtaining FDA approval, will present a major obstacle to achieving our goals.

Another area of regulation that will impact our business is the recent developments in health care reimbursement and delivery practices as a means to better control health care costs.  See “Risk Factors — Changes in health care reimbursement policies or legislation may make it difficult for patients to use or receive reimbursement for using our products, which could reduce our revenues,” below.

COMPETITION

The industry in which we operate is intensely competitive, and subject to significant change with respect to technology for the diagnosis and treatment of disease.  Existing or future pharmaceutical and device companies, government entities and universities may create developments that accomplish similar functions to our technologies in ways that are less expensive, receive faster regulatory approval or receive greater market acceptance than our potential products.  See “Risk Factors — Our potential markets are extremely competitive, and many of our competitors have greater resources and have products that are in more advanced stages of development,” below.

Our competitors have, in general, been in existence for considerably longer than we have, and may have greater capital resources and access to capital; greater internal resources for activities in research and development, clinical testing and trials, production and distribution; and existing collaborative relationships with third parties.  See “Risk Factors — We have to rely on third parties and collaborative relationships for the manufacture, clinical testing and marketing for our proposed products, and it may be difficult to implement our business development plans without these collaborations,” below.

The existing market for radiopaque contrast agents is estimated by Frost & Sullivan to be approximately $3.4 billion worldwide.  The dominant uses of media, totaling 86 percent, are those employed in conjunction with CT or x-ray scans.  Approximately half of the usage is in the U.S. Omnipaque®, marketed by a unit of Amersham, is believed to be the leading agent utilized in coronary angiography.  Other companies marketing contrast agents include Mallinckrodt, Inc. (a unit of Tyco International Ltd.), Berlex Laboratories, Inc. (a subsidiary of Schering) and Bracco.

In addition to CT or x-ray scans, other modalities, such as MRI and ultrasound, are also used by physicians to image internal vasculature and organs.  These modalities, including CT imaging, each have particular attributes that may make their use applicable to any particular situation.

RISK FACTORS

This Form 10-K contains (and press releases and other public statements we may issue from time to time may contain) a number of forward-looking statements regarding our business and operations.  Statements that are not historical facts are forward-looking statements.  Such forward-looking statements include those relating to:

•                                          our current business and product development plans,

•                                          our future business, product development and acquisition plans,

•                                          the timing and results of regulatory approval for proposed products, and

•                                          projected capital needs, working capital, liquidity, revenues, interest costs and income.

Examples of forward-looking statements include predictive statements, statements that depend on or refer to future events or conditions and statements that may include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “should,” “may,” or similar expressions or statements that imply uncertainty or involve hypothetical events.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from what is currently anticipated.  We make cautionary statements in certain sections of this Form 10-K, including under “Risk Factors.”  You should read these cautionary statements as being applicable to all related forward-looking statements wherever they appear in this Form 10-K, in the materials referred to in this Form 10-K, in the materials incorporated by reference into this Form 10-K, or in our press releases and other public statements we may issue from time to time.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-K or other documents incorporated by reference might not occur.  No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement.  We do not undertake any obligation to release publicly any revisions to these forward looking statements, to reflect events or circumstances after the date of this Form 10-K, or to reflect the occurrence of unanticipated events, except as may be required under applicable securities laws.

The following are some of the key risk factors that may affect our future results:

We are a development stage company, we have conducted only limited studies on our products in development and we do not have any revenues from sales.

Our company and our technologies are in early stages of development.  We began our business as a biopharmaceutical company in 1997.  We have not generated revenues from sales or operations, and we do not expect to generate sufficient revenues to enable us to be profitable for at least several years, if at all.

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

We have incurred losses since the beginning of our operations.  As of December 31, 2002, we have incurred cumulative net losses (before dividends on preferred stock) of approximately $28,745,194.  We expect our losses to increase in the future as our financial resources are used for research and development, preclinical and clinical testing, regulatory activities, manufacturing, marketing and other related expenses.  We may not be able to achieve or maintain profitability in the future.  We have never declared or paid any cash dividends to stockholders and do not expect to do so in the foreseeable future.

We must raise additional financing in the future and our inability to do so will prevent us from implementing our business development plan.

During 2002, we sold $12,028,902 of our common stock to certain institutional investors and a group of individual accredited investors at a price per share of $1.08 ($2,500,000 of which was from the conversion of our outstanding note payable to Tannebaum LLC).  Our cash and securities on hand at December 31, 2002, following the repayment of certain liabilities, was approximately $6.1 million.  We expect to have sufficient cash resources for our current commitments through the third quarter of 2003 (depending on the pace of our spending for preclinical and clinical testing and other commitments, which, to an extent, we can adjust to preserve cash).  We will need substantial additional financing for our research, clinical testing, product development and marketing programs.

Through March 20, 2003, we have provided bridge financing to Alliance of an aggregate of $2,458,000.  Together with any other holders of notes issued pursuant to the Note Purchase Agreement, we have liens on certain of the assets of Alliance.  Our lien on the Imagent®-related assets is subordinate in priority to liens held by Xmark Fund, L.P. and Xmark Fund, Ltd.  As of March 31, 2003, there was approximately $4,750,000 of debt subject to the Xmark liens.  Our lien related to Alliance’s Oxygent product is subordinate to a lien held by PFC.  Our other liens on the assets of Alliance are first priority liens and give us a security interest in collateral not covered by the Xmark and PFC prior liens.  Alliance has the right to make payments of interest under the Alliance Notes in shares of its common stock.  We have the right to convert the outstanding principal and interest under the Alliance Notes into shares of Alliance common stock at the conversion price of $0.35 per share.  Any shares of Alliance common stock we receive in lieu of cash interest payments may have a value less than the cash that we would otherwise be owed and those shares may not be readily marketable.  Consequently, there is a risk that we may not be able to be fully repaid the bridge financing we provided to Alliance.

We cannot accurately estimate the amount of additional financing required to develop our products; however, the amount could be an additional $30 million or more over the next several years.  In particular, we are currently seeking to raise $15 to $20 million to acquire the Imagent® business from Alliance through a private placement to accredited investors.  Additional funds may not be available on acceptable terms, if at all, and existing stockholders may be diluted as a result of those offerings.  The pricing of our common stock, or other securities convertible into common stock, in any such transaction may also result in an increase in the number of shares of common stock issuable upon exercise of warrants in accordance with the anti-dilution provisions in the instruments governing those securities.

Our proposed products are subject to extensive testing and government approval, and we may not obtain or maintain the approvals necessary to sell our proposed products.

None of our proposed imaging products has received the FDA’s approval.  An extensive series of clinical trials and other associated requirements must be completed before our proposed products can be approved and sold in the U.S. or other countries.  Requirements for FDA approval of a product include preclinical and clinical testing for effective use and safety in animals and humans, which can be extremely costly.  The time frame necessary to perform these tasks for any individual product is long and uncertain, and we may encounter problems or delays that we cannot predict at this time.  Even if testing is successful, our proposed products may not demonstrate sufficient effectiveness or safety to warrant approval by the FDA or other regulatory authorities.  Any regulatory approval may not cover the clinical symptoms or indications that we may seek.  We must also obtain regulatory approvals comparable to those required in the U.S. to market our products in other countries.

Our proposed technologies and products generally must complete preclinical tests in animals and three phases of tests (also called clinical trials) in humans before we can market them for use.  Use of our technology has been limited primarily to laboratory experiments and animal testing, only N1177 has completed Phase 1 human clinical trials.  We have not yet conducted substantive studies on the effectiveness of our compounds on human subjects.

Our results from early clinical trials may not predict results that we will obtain in large scale clinical trials, as a number of companies have suffered significant setbacks in advanced clinical trials, even after promising results in early trials.

We may not conduct additional Phase 2 or Phase 3 clinical trials for our products and such trials, if begun, may not demonstrate any efficacy or may not be completed successfully in a timely manner, if at all.

The rate of completion of our clinical trials depends upon, among other things, the rate of patient enrollment.  Patient enrollment is a function of many factors, including the size of the patient population for a particular indication, the nature of the clinical protocol under which our products will be studied, the proximity of the patient to a clinical site and the eligibility criteria for the study.  Delays in planned patient enrollment may result in increased costs, regulatory filing delays, or both.

Furthermore, we, the FDA or other regulatory authorities may alter, suspend or terminate clinical trials at any time.  If we do not successfully complete clinical trials and obtain regulatory approval for a product, we will not be able to market that product.

Any products approved by the FDA will be subject to postmarket requirements of the FDA.

Approved products are subject to numerous postmarket requirements by regulatory authorities.  We will be subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements with respect to any approved products.  If the FDA finds that we have failed to comply, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:

•                  fines, injunctions and civil penalties;

•                  recall or seizure of our products;

•                  operating restrictions, partial suspension or total shutdown of production; and

•                  criminal prosecution.

Any enforcement action by the FDA may also affect our ability to commercially distribute our products in the U.S.

Product liability claims could increase our costs and adversely effect our results of operations.

The clinical testing, manufacturing and marketing of our product candidates may expose us to product liability claims, and we may experience material product liability losses in the future.  We maintain certain levels of product liability insurance for the use of our product candidates in clinical research, but our coverage may not continue to be available on terms acceptable to us or adequate for liabilities we actually incur.  A successful claim brought against us in excess of available insurance coverage, or any claim or product recall that results in significant adverse publicity against us, may have a material adverse effect on our business and results of operations.

If we do not obtain and maintain patent or other protection of our core technologies (namely PH-50 for cardiovascular imaging and N1177 for our lymphography materials and methods), we may have difficulty commercializing products using these technologies.

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

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that these rights are covered by valid and enforceable patents or effectively maintained as trade secrets.  We own two patents in the U.S., and sixteen other patents in foreign countries including Australia, Canada, Japan and Germany.  These patents relate to methods for performing lymphography.  We have filed patent applications in the U.S. and under the PCT covering a number of foreign countries.  These patent applications relate to the use of nanoparticulates, including PH-50, as cardiovascular imaging agents and to deliver pharmacologically active substances for treatment of various diseases.  We are also the exclusive licensee of a group of patented proprietary compounds known as “nanoparticulates,” including N1177 and PH-50 from Nycomed Imaging AS.  We are the exclusive licensee of U.S. and foreign patent applications from Massachusetts General Hospital which relate to diagnostic imaging agents and methods for using the diagnostic imaging agents for medical location, treatment and diagnosis of tumors and other diseased tissues.

Additional patents may never be issued on any of the patent applications we own or license from third parties.  Furthermore, even if such patents are issued, the validity of the patents might successfully be challenged by a third party.  The patents might not provide protection against competitive products or otherwise be commercially valuable, or the applications filed by others might result in patents that would be infringed by the manufacture, use or sale of our products.

The patent position of biopharmaceutical companies involves complex legal and factual questions and therefore we cannot assure the enforceability of these patents.  Litigation over patents and other intellectual property rights occurs frequently in our industry and there is a risk that we may not prevail in disputes over the ownership of intellectual property.  Further, an interference proceeding with the Patent and Trademark Office may be instituted over the rights to certain inventions and there is a risk that we may not prevail in such an interference proceeding.  Those disputes can be expensive and time consuming, even if we prevail.  Intellectual property disputes are often settled through licensing arrangements that could be costly to us.  In any intellectual property litigation, it is possible that licenses necessary to settle the dispute would not be available on commercially reasonable terms or that we would not be able to redesign our technologies to avoid any claimed infringement.

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

Where intellectual property results from a research project supported by Government funding, the Government has limited rights to use the intellectual property without paying us a royalty.

We are highly dependent upon a small number of employees and consultants who provide management expertise, and it may be difficult to implement our business development plans without this expertise.

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

We currently employ three senior executive officers, including Dr. Williams (our Chief Executive Officer), Mr. Boveroux (our Chief Financial Officer) and Dr. Reinhard Koenig (Senior Vice President of Medical and Regulatory Affairs).  We also have retained consultants to advise us in regulatory affairs and product development matters.  If we lost the services of our executive officers or outside consultants, we could experience a delay in the implementation of our business plan until we arranged for another individual or firm to fulfill the role.

The raw materials necessary for the manufacture of PH-50 and N1177 are supplied by one supplier and an interruption in availability of those materials may impair our ability to test and market those products.

We currently rely on Nanosystems, a division of Elan, as the sole supplier of the nanoparticulates used to manufacture PH-50 and N1177.  There can be no assurance that Nanosystems will continue to supply us with the raw materials that we need in a timely manner on conditions that are acceptable to us.

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

We are currently involved in a joint venture with affiliates of Elan, called Sentigen, Ltd., to develop and commercialize materials in the field of lymphography.  Collaborative relationships may limit or restrict our operations or may not result in an adequate supply of necessary resources.  Our collaborative partner could also pursue alternative technologies as a means of developing or marketing products for the diseases targeted by our collaborative program.  If a third party we are collaborating with fails to perform under its agreement or fails to meet regulatory standards, this could delay or prematurely terminate clinical testing of our proposed products.

Our potential markets are extremely competitive, and many of our competitors have greater resources and have products that are in more advanced stages of development.

We face substantial competition from competitors with greater financial, technical and human resources and with greater experience in developing products, conducting preclinical or clinical testing, obtaining regulatory approvals, manufacturing and marketing.  We understand that the existing market for radiopaque contrast agents is estimated to be approximately $3.4 billion worldwide.  The dominant uses of media are those employed in conjunction with CT/x-ray scans.  Approximately half of the usage is in the U.S. Omnipaque®, marketed by a unit of Amersham and is estimated to be the leading agent utilized in coronary angiography.  Other companies marketing contrast agents include Mallinckrodt, Inc. (a unit of Tyco International Ltd.), Berlex Laboratories, Inc. (a subsidiary of Schering) and Bracco.

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

Our products may not be fully accepted by physicians, laboratories and health insurance providers which would reduce our revenue and limit our ability to raise capital.

Our growth and success will depend upon market acceptance by physicians, laboratories and health insurance providers of our products.  This requires acceptance of our products as clinically useful and cost-effective alternatives to other medical imaging methods.  In addition, physicians may utilize imaging techniques other than those for which our products are being developed (such as MRIs) to image internal vasculature and organs and therefor, our products may not be utilized.

Changes in health care reimbursement policies or legislation may make it difficult for patients to use or receive reimbursement for using our products, which could reduce our revenues.

Our success will depend, in part, on the extent to which health insurers, managed care entities and similar organizations provide coverage or reimbursement for using the medical procedures and devices we plan to develop.  These third-party payers are increasingly challenging the price of medical procedures and services and establishing guidelines that may limit physicians’ selections of innovative products and procedures.  We also cannot predict the effect of any current or future legislation or regulations relating to third-party coverage or reimbursement on our business.  We may not be able to achieve market acceptance of our proposed products or maintain price levels sufficient to achieve or maintain any profits on our proposed products if adequate reimbursement coverage is not available.  Failure by physicians, hospitals and other users of our products to obtain sufficient reimbursement from third-party payors for the procedures in which our products would be used or adverse changes in governmental and private third-party payors’ policies toward reimbursement for such procedures would have a material adverse effect on our business.

A small group of stockholders controls Photogen, which may make it difficult for stockholders who are not in that group to influence management.

As of December 31, 2002, a small group of stockholders control approximately 70.4% of our outstanding common stock.  Several of our principal stockholders are also parties to the Voting Agreement concerning the election of certain designees to the Board of Directors.  The Voting Agreement requires these stockholders to vote their shares for the election of certain individuals nominated by parties to the Voting Agreement.  This concentration of ownership and control may delay or prevent a change in control of Photogen, and may also result in a small supply of shares available for purchase in the public securities markets.  These factors may affect the market and the market price for our common stock in ways that do not reflect the intrinsic value of the stock.

The price and trading volume of our common stock fluctuates significantly, like that of many biopharmaceutical companies, which may make it difficult for us or a stockholder to sell our common stock at a suitable price and may cause dilution for existing stockholders when we issue additional shares.

During the period from January 1, 2002 through December 31, 2002 the trading price of our common stock ranged from $8.38 to $1.00 per share.  Daily trading volume ranged from zero shares to approximately 41,000 shares during that period.

The market prices for securities of biopharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future.  The following factors may have an impact on the price of our common stock:

•                  Announcements by us or others regarding scientific discoveries, technological innovations, commercial products, patents or proprietary rights;

•                  Announcements by us concerning the licensing or other transactions of our products or technologies;

•                  Private sale of a significant block of our common stock at a price below the then current market price of our common stock and the subsequent registration and sale of those shares;

•                  The progress of preclinical or clinical testing;

•                  Developments or outcome of litigation concerning proprietary rights, including patents;

•                  Changes in government regulation;

•                  Public concern about the safety of devices or drugs;

•                  Limited coverage by securities analysts;

•                  The occurrence of any of the risk factors described in this section;

•                  Sales of large blocks of stock by an individual or institution;

•                  Changes in our financial performance from period to period, securities analysts’ reports, and general market conditions; and

•                  Economic and other external factors or a disaster or crisis.

Our common stock could be delisted from the NASDAQ SmallCap Market, which would make trading in our stock more difficult.

Since November, 1999, our common stock has been quoted in the Nasdaq SmallCap Market.  We received a letter dated September 25, 2002 from Nasdaq notifying us that our stock had traded at less than $1 for a period of 30 consecutive trading days and that we had until March 4, 2003 to regain compliance with Marketplace Rule 4310(c)(4).  On December 12, 2002, we received notice from Nasdaq that we are again in compliance with the Marketplace Rule.  Our shares could be delisted if we fail to meet the listing requirements of the Nasdaq SmallCap Market, which would force us to list our shares on the OTC Bulletin Board or some other quotation medium, such as pink sheets, depending upon our ability to meet the specific listing requirements of those quotation systems.  As a result, an investor might find it more difficult to dispose of, or to obtain accurate price quotations for, our shares.  Delisting might also reduce the visibility, liquidity and price of our common stock.

If our common stock were delisted from the Nasdaq SmallCap Market and were not traded on another national securities exchange, we could become subject to penny stock regulations that impose additional sales practice disclosure and market making requirements on broker/dealers who sell or make a market in our stock.  The rules of the SEC generally define “penny stock” to be common stock that has a market price of less than $5.00 per share and is not traded on a national exchange.  If our stock became subject to penny stock regulations, it could adversely affect the ability and willingness of broker/dealers who sell or make a market in our common stock and of investors to purchase or sell our stock in the secondary market.

If stockholders holding substantial amounts of our common stock should sell their stock in the public market, the price of our stock could fall and it may be more costly for us to raise capital.

As of December 31, 2002:

•                  We had reserved approximately 7,062,401 shares of common stock for future issuance upon grants of options, or exercise or conversion of outstanding options and warrants and convertible securities.

•                  We had approximately 2,343,366 shares eligible for sale in the public market free of restriction under Rule 144 of the Securities Act.

•                  Approximately 11,912,779 shares of common stock are subject to agreements requiring us to permit the holders of the shares, under certain circumstances, to join in a public offering of our stock or to demand that we register their shares for resale.

If our options and warrants are all issued and exercised, investors may experience significant dilution in the voting power of their common stock.  The sale of these shares could place downward pressure on the overall market price of our stock.

ITEM 2.  PROPERTIES.

We have a three-year lease agreement for approximately 6,164 square feet of office space located in New Hope, Pennsylvania.  The initial term of the lease expires in August, 2004.  The lease permits us to extend the lease for two additional three-year terms.  This space is being used for our executive offices and headquarters and for our clinical development group.

To our knowledge, the property and equipment in our New Hope location is in good condition.  In the opinion of management, our interest in this facility is adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the 2002 fiscal year the following matters were submitted to our stockholders for a vote:

•                  At our annual meeting of stockholders initially held on September 13, 2002 and adjourned until reconvened on October 31, 2002, we submitted the following matters to our common stockholders and holders of Series B Preferred Stock for approval.  The votes were tabulated as follows (the number of shares in the “Vote” column are given prior to our one-for-four reverse split):

Matter Voted Upon	Vote

A corporate separation involving a split off of the company’s therapeutic line of business to our five founding stockholders in exchange for and in redemption of all of their common stock of Photogen Technologies, Inc.

All Shares: For: 31,002,377 Against: 1,787 Abstaining, including Broker Non-Votes: 6,840

Excluding the shares of the interested parties: For: 10,703,942 Against: 1,787 Abstaining, including Broker Non-Votes: 6,840

The amendment of our restated articles of incorporation to effect a one-for-four reverse split of our outstanding common stock.	For: 31,245,497 Against: 13,370 Abstaining, including Broker Non-Votes: 1,617

The election of the following five directors:

Taffy J. Williams, Ph.D.	For: 31,244,239 Against: 0 Abstaining, including Broker Non-Votes: 16,245

Robert J. Weinstein, M.D.	For: 21,249,239 Against: 0 Abstaining, including Broker Non-Votes: 11,190

Lester H. McKeever,	For: 31,254,244 Against: 0 Abstaining, including Broker Non-Votes: 6,240

Gene Golub	For: 31,250,244 Against: 0 Abstaining, including Broker Non-Votes: 10,240

Eric Wachter, Ph.D.	For: 31,255,294 Against: 0

Abstaining, including Broker Non-Votes: 5,190

The issuance of more than 20% of our outstanding voting stock resulting from the sale of not less than $9 million and not more than $15 million of common stock in a financing transaction with certain accredited investors.

For: 30,996,584 Against: 1,367 Abstaining, including Broker Non-Votes: 12,533

The amendment of our 2000 Long Term Incentive Compensation Plan to increase the number of shares of common stock reserved for issuance from 500,000 to 4,568,750 (post-split shares).	For: 31,235,234 Against: 24,623 Abstaining, including Broker Non-Votes: 627

The ratification of the appointment of BDO Seidman, LLP as our independent certified public accountants for 2002.	For: 31,255,502 Against: 95 Abstaining, including Broker Non-Votes: 4,887

•                  By written consents the holders of the Series B Preferred Stock consented to the conversion of all of the issued and outstanding shares of Series B Preferred Stock into shares of common stock at the conversion ratio of 4.25 (pre-reverse split) shares of common per share of Series B Preferred Stock.  The conversion was approved by approximately 98% of the holders of the Series B Preferred Stock.  On November 7, 2002, we sought ratification of the consent to convert the Series B Preferred Stock into common stock because new information regarding the transactions became available and was distributed to the holders of the Series B Preferred Stock.  The consent to convert the Series B Preferred Stock into common stock was ratified by approximately 74% of the holders of the Series B Preferred Stock.

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded from time to time on the Nasdaq SmallCap Market under the symbol “PHGN.”

Common Stock

As of March 5, 2003, there were 17,114,868 shares of our common stock outstanding and held by approximately 412 stockholders of record.  Holders of our common stock are entitled to receive such dividends as may be declared by the Board of Directors.  We have not declared or paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

The high and low trading prices (adjusted to reflect our one-for four reverse split) for our common stock during each quarter of the last two fiscal years are set forth below.

	Year Ended December 31, 2001		Year Ended December 31, 2002
	(Amounts in $)		(Amounts in $)
	High	Low	High	Low
1st Quarter	28.50	6.00	6.36	2.52

2nd Quarter	8.00	3.72	5.20	3.12

3rd Quarter	9.40	4.00	4.20	1.32

4th Quarter	6.08	4.00	2.64	1.00

For the period January 1, 2003 through March 10, 2003, the high and low trading prices for our common stock were $2.78 and $0.90, respectively.  Aggregate trading volume for the period January 1, 2003 through March 10, 2003, was approximately 217,210 shares.  The foregoing information was obtained from the National Association of Securities Dealers as reported on the Nasdaq SmallCap Market.  The quotations generally reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  The foregoing information for 2001 and 2002, however, reflects trade prices, and not bid or ask prices and has been adjusted to reflect our one-for-four reverse split.  See “Risk Factors – A small group of stockholders control Photogen, which may make it difficult for stockholders who are not in that group to influence management” and “The price and trading volume of our common stock fluctuates significantly, like that of many biopharmaceutical companies, which may make it difficult for us or a stockholder to sell our common stock at a suitable price and may cause dilution for existing stockholders when we issue additional shares,” above, regarding the possible effects of the concentrated ownership of our stock on the market and price of the stock.

In 2002, we granted qualified and non-qualified stock options pursuant to our 2000 Plan to purchase an aggregate of 2,523,800 shares of common stock each at an exercise price of $1.08 per share.  The options vest at various times up to four years from the date of the grant.

During November and December 2002, we sold an aggregate of 11,137,873 shares of common stock without registration under the Securities Act of 1933 (the “Securities Act”) to certain institutional investors and other accredited investors at $1.08 pre share.  These securities were offered and sold by us in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering.

We are subject to six sets of registration rights agreements.  In the aggregate, these agreements cover approximately 11,912,779 shares of common stock and require us to register those shares under various terms and subject to specific conditions in the agreements.

Pursuant to the terms of the Securities Purchase Agreement dated as of October 20, 1999 between Photogen and EIS, EIS has the right to participate in any equity financing consummated by us in order to maintain its pro rata interest in the company.  EIS waived this right in connection with the shares of common stock that we sold to a group of institutional and individual accredited investors in November 2002 through January 2003.  This right expires on October 20, 2003.

As of March 5, 2003, approximately 14,527,705 shares of our common stock are “restricted stock” or are beneficially owned by persons who as of March 5, 2003 were affiliates of the company as defined in Rule 144 under the Securities Act.  This excludes 128,437 shares of common stock held by EIS, 115,360 shares of common stock held by EPI and 15,157.2 shares of Series A Preferred Stock issued or accrued to EPI.  Although Elan has the right to elect one director, they have chosen not to place anyone on the current board of directors at this time.  For purposes of this calculation only (and the comparable disclosure on the cover page of this Form 10-K) we have assumed that officers, directors and 10% stockholders are affiliates of the company, that stock held by Tannebaum, LLC as of December 31, 2002 would be deemed beneficially owned by Robert J. Weinstein, M.D. (one of our directors and a co-manager of Tannebaum, LLC at that time) and stock held by Mi3 would be deemed beneficially owned by William D. McPhee, one of our directors (although both Dr. Weinstein and Mr. McPhee disclaim beneficial ownership of those respective shares for all other purposes), and that a person beneficially owns stock subject to an option, warrant or convertible instrument that is exercisable or convertible within 60 days from March 5, 2003.  A portion of those shares would be eligible for resale by company affiliates and others who have satisfied the requisite holding periods, subject to the volume limitations and other provisions of Rule 144 and applicable law.  As of March 5, 2003, we had approximately 2,343,366 shares eligible for sale free of restriction under Rule 144.

Equity Compensation Plan Information

See Part III Item 12 for information regarding our equity compensation plans.

Series A Convertible Preferred Stock

On October 20, 1999, we issued 12,015 shares of Series A Preferred Stock to EIS, an affiliate of Elan, in conjunction with the formation of Sentigen Ltd., our joint venture with Elan.  After issuance, the Series A Preferred Stock was transferred to EPI.

Under the Certificate of Designations, the holder of Series A Preferred Stock has a Series A Liquidation Preference entitling it to the first $12,015,000 of funds available for distribution to stockholders upon liquidation of the company and has the right to convert shares of Series A Preferred Stock into common stock at any time after October 20, 2001 at a conversion price of $84.68 per share.  The conversion price is subject to adjustment for certain dilutive events.  Alternatively, the holder of Series A Preferred Stock may exchange shares of Series A Preferred Stock for common shares of Sentigen so that the holder of Series A Preferred Stock owns 50% of the equity of Sentigen.

Elan entered into an Agreement dated November 12, 2002 with the Institutional Investors in the financing which closed on November 12, 2002 which provides that Elan will pay the Institutional Investors an amount in cash (or the fair market value of other property) distributed to the holder of the Series A Preferred Stock on account of the Series A Liquidation Preference that, in the absence of the Series A Liquidation Preference would have been paid to those Institutional Investors in accordance with applicable law, up to a maximum of $16,000,000.

Each share of Series A Preferred Stock will be paid a mandatory payment-in-kind dividend equal to 7% (i.e., 0.07 additional shares of Series A Preferred Stock).  The payment-in-kind dividend is cumulative, compounds on a semi-annual basis and is payable twice a year, beginning April 2000.  Pursuant to this dividend requirement, 982.03 shares of Series A Preferred Stock accrued in 2002 and as of March 5, 2003, there were approximately 12,856 shares of Series A Preferred Stock issued and outstanding and 2,301.2 shares accrued as payment-in-kind dividends.  The holder of Series A Preferred Stock is only entitled to vote on matters that adversely affect or change the rights of holders of Series A Preferred Stock.  The holder of Series A Preferred Stock does not have the right to vote on the election of directors of the company.

Series B Convertible Preferred Stock

In February, 2000, we issued 327,240 shares of Series B Preferred Stock to 32 accredited investors in a private placement, for a purchase price of $16.88 per share and 9,816 shares to the placement agent in connection with services rendered in our private placement of Series B Preferred Stock.  In November, 2002, a majority of the holders of the Series B Preferred Stock consented to the conversion of all of the issued and outstanding shares of Series B Preferred Stock into shares of common stock at the conversion ratio of 4.25 (pre-reverse split) shares of common per share of Series B Preferred Stock.  In November, 2002, an aggregate of 422,316 shares of common stock were issued to the former holders of the Series B Preferred Stock and (available to common shareholders) the Series B Preferred Stock is no longer outstanding.

ITEM 6.   SELECTED FINANCIAL DATA.

The following information is qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included below. The selected financial data presented below for the years ended December 31, 1998, 1999, 2000, 2001 and 2002 have been derived from our audited financial statements.

	1998	1999	2000	2001	2002
Net income (loss) from continuing operations	$(615,972)	$(4,252,841)	$(8,144,199)	$(6,813,196)	$(9,935,203)
Basic and diluted loss per common share from continuing operations (available to common shareholders)	$(0.07)	$(0.48)	$(1.16)	$(1.03)	$(1.17)
Total assets	$8,060,585	$23,304,829	$19,652,037	$14,202,639	$16,738,414
Total liabilities	$952,007	$872,667	$1,239,527	$4,379,693	$2,322,463
Total long-term obligations	$35,990	$18,356	$1,554	$3,063,165	$401,664

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Portions of the discussion in this item contain forward-looking statements and are subject to the “Risk Factors” described above.

The accompanying financial statements have been prepared assuming we are a going concern. Management believes it lacks sufficient working capital to fund operations for the entire fiscal year ending December 31, 2003 without additional debt or equity financing. The 2002 financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from this uncertainty.

We are an emerging, development-stage biopharmaceutical company focused on developing a novel contrast agent with potential applications (1) as a blood pool agent, to diagnose diseased tissue in the cardiovascular system and other organs, and (2) to diagnose cancer metastasizing into the lymphatic system.  We are the exclusive licensee of a group of proprietary materials, the lead compound of which is a contrast agent we refer to as PH-50 or N1177.  The product designations PH-50 and N1177 refer to the same chemical entity.  We established the two names to distinguish commercialization rights between cardiovascular imaging (and all other indications) (PH-50) to which we retain rights, and the field of lymphography (N1177), which we licensed to our joint venture (Sentigen, Ltd.) with affiliates of Elan.

In December 2001, we announced positive preclinical results of PH-50.  Based on these studies, the extensive preclinical toxicology and other study work, including the product’s use in approximately 65 patients for lymphography, we shifted the strategic direction of Photogen to focus on the cardiovascular and lymphography applications.  We plan to focus our efforts on these high value opportunities.  We have not completed development of any diagnostic product or process at this time and have no revenue from operations.  We have entered into a term sheet with Alliance which gives us the exclusive option to acquire all of the medical imaging assets of Alliance, including Imagent®, an FDA approved intravenous contrast agent for use with ultrasound imaging equipment.

As of April 8, 2002, we entered into a credit facility that provided us with a $2,500,000 revolving line of credit, bearing interest at 4.65%, for a period of five years.  The loan was secured by a lien on all of our assets.  The amount outstanding under the credit facility ($2,500,000) was converted into our common stock at $1.08 per share on November 12, 2002.  In aggregate, from November 12, 2002 through January 2, 2003, we consummated the closings of a financing in which we sold 11,165,651 shares of our common stock to a group of institutional investors and individual accredited investors at $1.08 per share, for an aggregate of $12,058,902, including the above conversion of $2.5 million of debt outstanding under the revolving credit line.

Without additional financing we may not have sufficient cash resources for our current commitments beyond the third quarter of 2003 (depending on the pace of our spending for preclinical and clinical testing and other commitments, which, to an extent, we can adjust to preserve cash).  We will need substantial additional financing for our research, clinical testing, product development and marketing programs.  We cannot accurately estimate the amount of additional financing required; however, the amount could be an additional $30 million or more over the next several years.  In particular, we are currently seeking to raise $15 to $20 million to acquire assets from Alliance through the sale of stock to accredited investors.  See “Risk Factors — We must raise additional financing in the future and our inability to do so will prevent us from implementing our business plan,” above.

In addition, through March 20, 2003, we have loaned Alliance an aggregate of $2,458,000 evidenced by the Alliance Notes.   Together with any other holders of notes issued pursuant to the Note Purchase Agreement, we have liens on certain of the assets of Alliance.  Our lien on the Imagent®-related assets is subordinate in priority to liens held by Xmark Fund, L.P. and Xmark Fund, Ltd.  As of March 31, 2003, there was approximately $4,750,000 of debt subject to the Xmark liens.  Our lien related to Alliance’s Oxygent product is subordinate to a lien held by PFC.  Our other liens on the assets of Alliance are first priority liens.  Alliance has the right to make payments of interest under the Alliance Notes in shares of its common stock.  We have the right to convert the outstanding principal and interest under the Alliance Notes into shares of Alliance common stock at the conversion price of $0.35 per share.  Any shares of Alliance common stock we receive in lieu of cash interest payments may have a value less than the cash that we would otherwise be owed.  Any shares of Alliance common stock that we receive from Alliance will be restricted securities and subject to Rule 144 trading restrictions.  We have certain demand and piggyback registration rights with respect to any shares of Alliance common stock that we receive under the terms of the Note Purchase Agreement.

As of December 31, 2002, we recorded $1,255,000 of notes receivable in connection with advances that we made to Alliance in exchange for the Alliance Notes.  As described above, the Notes are collateralized by certain assets of Alliance, some of which are subject to prior liens held by Xmark Fund, L.P., Xmark Fund, Ltd. and PFC.  Based upon our security interest in the Alliance assets and the estimated

value of those assets, management believes that a reserve for the value of the notes receivable is not currently necessary.   However, this is a significant estimate and it is subject to change based on Alliance’s activity and its ability to continue operations or its ability to liquidate the underlying collateral.

We operate with a small staff of managers to oversee and direct third party contractors and perform administrative functions.  We contract with third party consultants having expertise in clinical development and regulatory matters to supplement our internal capabilities.  We also contract with third party research laboratories, contract research organizations and manufacturers for clinical material supplies and the management of clinical trials.  We also contract with academic and other institutions to conduct specified research projects.

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

We consider our investment in the joint venture with affiliates of Elan to be subject to a significant estimate.  The carrying value of our 80.1% equity interest in Sentigen, Ltd., the joint venture entity, at December 31, 2002 was $8,192,452.  Sentigen’s management reviewed its financial projections and has concluded that given delays in the development of N1177, resulting from capital constraints, the carrying value of the intangible assets in the joint venture should be reduced by $2,500,000.  The assumptions underlying the financial forecasts were based on currently available information, including estimates of development costs, pricing, operating expenses and market sizes and penetration.  These estimates may change and any such changes may impact future estimates of appropriate carrying values.  Currently, we do not believe any further impairment to our investment is necessary.

Results of Operations

Our efforts have been focused on the development and clinical testing of diagnostic products.  To date, we have not generated revenues from the sale of any proposed diagnostic products or other operations.  Net loss applicable to common shareholders (after preferred dividends) was $13,491,813, $12,666,771 and $1,649,604 for the years ended December 31, 2000, 2001 and 2002, respectively, and our cumulative losses since inception, including “in-kind” preferred stock and beneficial conversion dividends totaling $7,646,229, are approximately $36,391,423.

Since inception, Photogen had been developing products for both therapeutic and medical imaging applications.  As one of a series of transactions on November 12, 2002, we split off our therapeutic business to certain founding shareholders.  Accordingly, the expenses associated with that business have been reclassified as discontinued operations.

Research and development expenses for the years ended December 31, 2000, 2001 and 2002 were $1,665,450, $437,958 and $1,227,897, respectively.  These expenses include personnel costs, fees and other compensation paid to outside consultants, and costs associated with conducting preclinical studies and manufacturing product to be used in these studies.

Research expenses in 2001 decreased by $1,227,492 to $437,958.  The reduction was due principally to lower expense levels following the closing of our Westborough, MA facility in October 2000, including the one-time credit in 2000 of $810,000 to Sentigen.

Research expenses in 2002 increased by $789,939 to $1,227,897 primarily due to the shift in research spending to the development of PH-50, a product having greater market potential than N1177.  Expenses associated with the development of PH-50 are borne completely by Photogen, whereas expenses associated with the development of N1177 are charged to our joint venture.

General and administrative expenses were $5,095,442, $3,220,584 and $4,030,083 for the years ended December 31, 2000, 2001, and 2002, respectively.  These expenses include costs associated with obtaining patent protection for our intellectual property, costs associated with administrative personnel and corporate management, the amortization of warrants granted to a service provider, legal and related expenses and facilities expenses.

In 2001, general and administrative expenses were reduced by $1,874,858 primarily due to the completion of the amortization of warrants granted to a service provider.

In 2002, expenses increased by $809,499 to $4,030,083.  As part of the November, 2002 restructuring and financing, stock options were granted to the remaining employees of Photogen with an exercise price equal to the price at which common stock was sold to the new institutional investors.  As the exercise price was below the closing price of the company’s common stock at the date of grant, we recorded an expense of approximately $988,000 reflecting the differential between those two prices.

In September, 2000, we initiated a restructuring of our clinical development operations. We closed our Westborough, Massachusetts office and delivered notices of material breaches and/or dissatisfaction pursuant to the employment agreements with three employees who worked there at that time.  Clinical development activities formerly carried on in Westborough were assumed by outside consultants and other company employees.  We initially took a charge against earnings of $597,025 for termination of our office lease and associated expenses and termination costs associated with the employees at that location.  During 2002, we recorded an additional charge of $807,483 all of which was related to the valuation of certain stock options granted to one of the Westborough employees as part of a settlement of certain litigation.  At December 31, 2002, none of this charge was remaining.

In the fourth quarter of 1999, we entered into a joint venture with affiliates of Elan for the development of N1177, a potential product to identify and diagnose lymph nodes for the presence of cancer. We own 80.1% of the joint venture entity, Sentigen, Ltd., with the balance owned by Elan.  During 2000, 2001, and 2002 we recorded losses from the joint venture of $1,203,392, $1,952,758 and $3,452,837 respectively.  These losses resulted from our share of development expenses incurred in the joint venture by the two participants, including personnel expenses and costs associated with developing a manufacturing process, including the purchase of drug substance and other materials.  As there have been delays, principally due to capital constraints, on the development of N1177, Sentigen recorded in 2002 a $2.5 million charge, of which our 80.1% share is approximately $2.0 million, as an impairment to the carrying value of the Sentigen license.

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

Investment income for the years ended December 31, 2000, 2001 and 2002 was $417,110, $110,741 and $1,563, respectively.  Investment income is generated by the amount of capital in our investment portfolio prior to it being used to fund our operations and the rate of interest earned on that capital.  We invest funds in the investment portfolio in U.S. Government obligations.  In the first quarter of 2000, we raised a total of $5,276,340 from the issuance of Series B Preferred Stock to qualified investors.  In the first half of 2001, we received a total of $1,068,723 in net proceeds of common stock sold under our shelf registration statement that was declared effective in February, 2001.  Investment income declined in 2001 due primarily to the decline in the average balances of our investment portfolio as funds were used to support operations and, to a lesser extent, the general decline in short term interest rates.  In 2002, investment income declined to $1,563 as the entire portfolio was used to support operating expenses.  We expect investment income to continue to fluctuate both as the size of the investment portfolio decreases or increases and as the rate of interest earned by the portfolio varies due to shifts in short term interest rates.

As one of a series of transactions on November 12, 2002, we split off our therapeutic business to certain founding shareholders.  Accordingly, the expenses associated with that business have been reclassified as discontinued operations.  Our therapeutic business had been focused on the development of certain photodynamic therapy products, in particular a compound we call PH-10.  In the years ended December 31, 2000, 2001 and 2002, we incurred losses related to these operations of $2,642,863, $2,909,820 and $1,496,430, respectively.  On November 12, 2002 this business was split off to certain founding shareholders in exchange for all of their 52.9% ownership interest in Photogen resulting in a gain from the split off of $11,779,752 based upon the market value of our common stock on that date, net of the net assets that were split off.

Purchases of equipment and leasehold improvements for the years ended December 31, 2000, 2001 and 2002 were $516,186, $45,938 and $0, respectively.  These purchases were primarily for the acquisition of laboratory and other equipment necessary to conduct pre-clinical and clinical studies and leasehold improvements in the Knoxville and Westborough offices.  During the next twelve months we expect capital expenditures for equipment to be insignificant.

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

We had two series of convertible preferred stock outstanding: Series A, issued in October 1999 and Series B Preferred Stock, issued in February 2000.  The holder of Series A Preferred Stock is entitled to a mandatory, cumulative, semi-annual payment-in-kind dividend of 7% (i.e., 0.07 additional shares of Series A Preferred Stock).  On November 12, 2002, the holders of Series B Preferred Stock converted all of their issued and outstanding shares (including accrued and unpaid dividends) for shares of our common stock at an exchange rate of 4.25 (pre-reverse split) shares of common for each share of Series B Preferred Stock.  Additionally, the terms of the Series A Preferred Stock and the Series B Preferred Stock create additional preferred returns for the holders.  The Series A Preferred Stock was issued with detachable warrants. The value allocated to those warrants caused the preferred shareholders to receive an additional return. That additional return has been amortized over the period from issuance through October 2001, when the stock was first convertible.  The additional return related to the Series A Preferred Stock recorded was $480,928 in 2000 and $345,199 in 2001.  The Series B Preferred contained beneficial conversion features.  Emerging Issues Task Force Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” requires the issuer to assume that the holder will not convert the instrument until the time of the most beneficial conversion which would occur after January 1, 2002. Using the conversion ratio at January 1, 2002 of 1.4 shares of common stock and the stock price at the date of issuance, the maximum beneficial conversion amount was $2,322,316. This amount was recorded as additional preferred stock dividends over the period from issuance until January 1, 2002.  As a result of the combination of the mandatory dividends, the preferential value amortization and, in 2002, deemed dividends for our Series B Preferred Stock associated with the beneficial conversion rates offered to holders of these instruments as part of our November 12, 2002 financing, we recorded preferred stock dividends of $2,704,751, $2,943,755 and $1,997,723 in 2000, 2001 and 2002 for Series A Preferred Stock and Series B Preferred Stock.

As a result of the above factors, the net loss applicable to common stockholders (after preferred dividends) was $13,491,813, $12,666,771 and $1,649,604 for the years ended December 31, 2000, 2001 and 2002 respectively.  Basic and diluted loss per common share was $1.44, $1.33 and $0.16, respectively, for these periods.

Liquidity; Capital Resources

At December 31, 2002, we had cash and cash equivalents totaling approximately $6,090,904.  We had $2.0 million available under a $4.8 million credit line from Elan under which we could borrow to fund our portion of the losses incurred by the joint venture.   Borrowings under this facility bore interest at 8% per annum, and were either repayable in 2005 or convertible, at Elan’s election, into our common stock.  On April 8, 2002, we entered into a credit facility that provided us with a $2,500,000 revolving line of credit, bearing interest at 4.65%, for a period of five years.  The loan was secured by a lien on all of our assets.  In connection with our agreement to sell shares of our common stock to a group of institutional investors, both the amount outstanding, including accrued and unpaid interest, under the Elan credit line ($3,082,487.30) (at a conversion rate of $24.00 per share) and the $2,500,000 credit facility (at a conversion rate of $1.08 per share) were converted into shares of our common stock on November 12, 2002.

With the proceeds of the financing we closed in November and December 2002 and January 2003, we believe we have sufficient capital to carry out planned activities into the third quarter of 2003.  Our ability to conduct operations beyond that date is entirely dependent on our ability to obtain additional capital.  If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result.  However, there can be no assurance that such capital will be available under acceptable terms, if at all.  See “Risk Factors — We must raise additional financing in the future and our inability to do so will prevent us from implementing our business development plan,” above.

We have used, and expect over the next 12 months to use the capital available from sales of common stock, for general corporate purposes, including activities related to preparing for and conducting clinical trials, purchase and preparation of clinical material, conduct of preclinical studies, administrative expenses to support our research and development activities, capital expenditures and to meet working capital needs.  Proceeds from the sale of our common stock to the institutional investors in 2002 must be used for the following purposes (including related general and administrative costs) in the following order or priority, unless otherwise authorized by a majority of our Board:

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

$1,500,000 of the proceeds raised in our sale of common stock in 2002 will be used in connection with the possible acquisition of certain assets of Alliance.  The remaining $1,558,902 raised from individual accredited investors in December 2002 and January 2003 will be used for general corporate purposes, including loans and additional bridge financing to Alliance.

We plan to raise $15 to $20 million of capital in order to acquire certain assets of Alliance, including Imagent® and to provide the working capital necessary to launch Imagent® and finance our operations.  We engaged Thomas Weisel Partners LLC to assist us in our efforts to privately place our securities to raise such funds.  In addition, we expect to evaluate from time to time the acquisition or license of businesses, technologies or products.  The purchase of any such licenses or technologies would be funded by a portion of any net proceeds of future offerings or the issuance of debt or equity securities specifically for that purpose.  We also expect our use of capital to increase as we conduct further clinical trials.

Our only long-term commitment that is not recorded on our financial statements is for our office space in Pennsylvania.  Annual rent for this lease, which expires in 2004, is approximately $190,765.

Plan of Operation

Management believes it lacks sufficient working capital to fund operations for the entire fiscal year ending December 31, 2003. Therefore, substantial additional capital resources will be required to fund the ongoing operations related to our research and business development activities.  As noted in the report of our independent auditors, the report includes a paragraph that notes that the company’s financial condition raises substantial doubt about its ability to continue as a going concern.  We believe there are a number of potential alternatives available to meet the continuing capital requirements such as public or private financings or collaborative agreements.  We are taking continuing actions to reduce our ongoing expenses.  If adequate funds are not available, we will be required to significantly curtail our operating plans and may have to sell or license out significant portions of our technology or potential products.  The 2002 financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

During the next twelve months, depending on the availability of sufficient capital, we will focus our efforts primarily on the development of PH-50 and N1177 and the possible acquisition of the medical imaging assets of Alliance.  Specifically we expect to conduct preclinical and human clinical studies, prepare required filings to the FDA and as required to foreign regulatory bodies and acquire quantities of clinical grade drug formulations of these products.  We expect to continue to incur increasing losses for at least the next three years as we intensify research and development, preclinical and clinical testing and associated regulatory approval activities and engage in or provide for the manufacture and/or sale of any products that we may develop.  If we acquire the medical imaging assets of Alliance, including Imagent®, we would devote a substantial portion of our efforts to the marketing, sale and manufacturing of Imagent®.

Greater capital resources would enable us to quicken and expand our research and development activities, and our failure to raise additional capital will (absent a suitable collaborative agreement providing for a third party to take over these functions) significantly impair or curtail our ability to conduct further research and development activities and our ability to seek regulatory approval for any possible product resulting from that research.  In any event, complete development and commercialization of our technology will require substantial additional funds.  See “Risk Factors — We must raise additional financing in the future and our inability to do so will prevent us from implementing our business plan,” above.  We are actively seeking to raise $15 to $20 million through the sale of our common stock or other securities in a private placement to fund the acquisition of Alliance’s medical imaging assets and to provide working capital necessary to fund our operations.

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business.  The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001.  The company has recorded the split-off of its therapeutic business as a discontinued operation in accordance with SFAS 144.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan.  Examples of costs covered by the standard include lease termination cost and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) is replaced by this Statement. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“Interpretation”).  This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit.  It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.”  The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests and results of operations of a VIE need to be included in a company’s consolidated financial statements.  A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur.  Interpretation No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders.  The provisions of this interpretation became effective upon issuance.  The company believes that Sentigen will be considered a VIE; however, the company does not expect its accounting for its interest in Sentigen to change.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation and requires pro forma disclosures of the effect on net income and earnings per share had the fair value method been used to be included in annual and interim reports and disclosure of the effect of the transition method used if the accounting method was changed, among other things.  SFAS No. 148 is effective for annual reports of fiscal years beginning after December 15, 2002 and interim reports ending after December 15, 2002.  The company plans to continue using the intrinsic value method of accounting for stock-based compensation and, therefore, the new rule will have no effect on the company’s financial condition or results of operations.  The company adopted the new standard related to disclosure effective December 15, 2002.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

The primary market risk that could impact us is the fluctuation in interest rates related to our investments in Government bonds.  As our investments all have short-term maturities, the investment return reflects the current market rates.  To date, we have not engaged in any derivative or hedging activities.

ITEM 8. FINANCIAL STATEMENTS.

Report of Independent Certified Public Accountants

Board of Directors

Photogen Technologies, Inc.

New Hope, Pennsylvania

We have audited the accompanying consolidated balance sheets of Photogen Technologies, Inc., a development stage company, as of December 31, 2001 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the period from November 3, 1996 (inception) to December 31, 2002 and for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photogen Technologies, Inc. at December 31, 2001 and 2002, and the results of its operations and its cash flows for the period from November 3, 1996 (inception) to December 31, 2002 and for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has reported accumulated losses of $28,745,194, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

Chicago, Illinois

March 7, 2003

Photogen Technologies, Inc.

Consolidated Balance Sheets

December 31,	2001	2002

Assets

Current Assets
Cash and cash equivalents	$1,352,904	$6,090,904
Deposits (Note 5(a))	474,580	98,721
Prepaid expenses	29,775	693,313

Total Current Assets	1,857,259	6,882,938

Equipment and Leasehold Improvements, less accumulated depreciation of $1,059,997 and $12,739 (Note 13)	882,220	36,000

Patent Costs, net of amortization of $100,693 and $142,359, respectively	399,307	357,641

Deposits (Note 5(a))	69,173	14,383

Notes Receivable (Note 11)	—	1,255,000

Investment in and Advances to Affiliates (Note 3)	10,994,680	8,192,452

	$14,202,639	$16,738,414

December 31,	2001	2002

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$373,774	$835,003
Accrued expenses (Note 4)	568,174	34,132
Accrued equipment lease (Note 5(a))	374,580	401,664

Total Current Liabilities	1,316,528	1,270,799

Accrued Equipment Lease (Note 5(a))	749,160	401,664

Long-Term Debt (Note 3)	2,314,005	—

Shares Subject to Rescission (Note 6(f))	650,000	650,000

Shareholders’ Equity (Notes 1, 2, 3, 6 and 7)
Preferred stock; par value $.01 per share; 5,000,000 shares authorized including:
Series A Preferred Stock; 12,856 shares authorized, issued and outstanding, liquidation preference $1,000 per share (in aggregate $12,856,000)	128	128
Series B Preferred Stock; 402,000 shares authorized; 357,280 issued and outstanding at December 31, 2001, liquidation preference $16.88 per share (in aggregate $6,030,886 at December 31, 2001)	3,572	—
Common stock; par value $.001 per share; 150,000,000 shares authorized; 9,585,948 and 16,137,465 shares issued and outstanding, respectively	9,586	16,137
Additional paid-in capital	38,252,973	43,144,880
Deficit accumulated during the development stage	(29,093,313)	(28,745,194)

Total Shareholders’ Equity	9,172,946	14,415,951

	$14,202,639	$16,738,414

See accompanying notes to consolidated financial statements.

Photogen Technologies, Inc.

Consolidated Statements of Operations

	Year Ended December 31, 2000	Year Ended December 31, 2001	Year Ended December 31, 2002	Cumulative Amounts From November 3, 1996 (Inception) to December 31, 2002

Operating Expenses (Notes 5, 6 and 9)
Research and development	$1,665,450	$437,958	$1,227,897	$4,356,637
General and administrative	5,095,442	3,220,584	4,030,083	16,647,522
Restructuring charges	597,025	—	807,483	1,404,508
Provision for future lease payments	—	1,264,208	—	1,264,208

Total operating expenses	7,357,917	4,922,750	6,065,463	23,672,875

Loss From Joint Venture (Note 3)	(1,203,392)	(1,952,758)	(3,452,837)	(6,915,016)

Investment Income	417,110	110,741	1,563	1,208,941

Interest Expense	—	(48,429)	(418,466)	(466,895)

Loss from continuing operations	(8,144,199)	(6,813,196)	(9,935,203)	(29,845,845)

Discontinued Operations (Note 13)
Loss from operations of discontinued therapeutic business	(2,642,863)	(2,909,820)	(1,496,430)	(10,679,101)
Gain from split-off of therapeutic business	—	—	11,779,752	11,779,752

Income (loss) from discontinued operations	(2,642,863)	(2,909,820)	10,283,322	1,100,651

Net Income (Loss)	(10,787,062)	(9,723,016)	348,119	$(28,745,194)

Dividends on Preferred Stock (Notes 3, 6 and 8)	(2,704,751)	(2,943,755)	(1,997,723)

Net Loss Applicable to Common Shareholders	$(13,491,813)	$(12,666,771)	$(1,649,604)

Basic and Diluted Loss Per Common Share from Continuing Operations	$(1.16)	$(1.03)	$(1.17)

Basic and Diluted Income (Loss) Per Common Share from Discontinued Operations	$(0.28)	$(0.30)	$1.01

Basic and Diluted Loss Per Common Share	$(1.44)	$(1.33)	$(0.16)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	9,345,847	9,507,693	10,187,619

See accompanying notes to consolidated financial statements.

Photogen Technologies, Inc.

Consolidated Statement of Shareholders’ Equity

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Members’	Additional Paid-in	Deficit Accumulated During the Development	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Capital	Stage

Contribution of capital	—	$—	—	$—	—	$—	$7,268	$—	$—	$7,268
Net loss for the period ended December 31, 1996	—	—	—	—	—	—	(1,779)	—	—	(1,779)

Balance, at May 15, 1997	—	$—	—	$—	—	$—	$9,000	$—	$(3,511)	$5,489

Issuance of common stock	—	—	—	—	1,578,208	1,578	—	1,801,872	—	1,803,450
Effect of recapitalization and merger	—	—	—	—	7,421,792	7,422	(9,000)	1,203,765	1,732	1,203,919
Cost associated with recapitalization and merger	—	—	—	—	—	—	—	(371,111)	—	(371,111)
Net loss for the period May 16, 1997 to December 31, 1997	—	—	—	—	—	—	—	—	(554,702)	(554,702)

Balance, at December 31, 1997	—	—	—	—	9,000,000	9,000	—	2,634,526	(556,481)	2,087,045

Issuance of common stock	—	—	—	—	218,755	219	—	6,999,781	—	7,000,000
Costs associated with common stock issuance	—	—	—	—	—	—	—	(50,000)	—	(50,000)
Options issued to consultants	—	—	—	—	—	—	—	45,446	—	45,446
Net loss for the year ended December 31, 1998	—	—	—	—	—	—	—	—	(1,973,913)	(1,973,913)

Balance, at December 31, 1998	—	—	—	—	9,218,755	9,219	—	9,629,753	(2,530,394)	7,108,578

Exercise of stock options	—	—	—	—	1,125	1	—	50,062	—	50,063
Issuance of warrants and options	—	—	—	—	—	—	—	3,664,749	—	3,664,749
Issuance of common stock	—	—	—	—	125,967	126	—	6,082,528	—	6,082,654
Issuance of preferred stock	12,015	120	—	—	—	—	—	11,578,839	—	11,578,959
Net loss for the year ended December 31, 1999	—	—	—	—	—	—	—	—	(6,052,841)	(6,052,841)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Members’	Additional Paid-in	Deficit Accumulated During the Development	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Capital	Stage

Balance, at December 31, 1999	12,015	$120	—	$—	9,345,847	$9,346	$—	$31,005,931	$(8,583,235)	$22,432,162

Stock option compens132 ation	—	—	—	—	—	—	—	125,020	—	125,020
Issuance of warrants and options	—	—	—	—	—	—	—	1,366,050	—	1,366,050
Issuance of preferred stock dividend	841	8	—	—	—	—	—	(8)	—	—
Issuance of preferred stock	—	—	337,056	3,370	—	—	—	5,272,970	—	5,276,340
Net loss for the year ended December 31, 2000	—	—	—	—	—	—	—	—	(10,787,062)	(10,787,062)

Balance, at December 31, 2000	12,856	128	337,056	3,370	9,345,847	9,346	—	37,769,963	(19,370,297)	18,412,510

Stock option compensation	—	—	—	—	—	—	—	64,729	—	64,729
Issuance of common stock for cash	—	—	—	—	49,245	49	—	418,674	—	418,723
Issuance of common stock in satisfaction of anti-dilution provision	—	—	—	—	190,856	191	—	(191)	—	—
Issuance of preferred stock dividend	—	—	20,224	202	—	—	—	(202)	—	—
Net loss for the year ended December 31, 2001	—	—	—	—	—	—	—	—	(9,723,016)	(9,723,016)

Balance, at December 31, 2001	12,856	128	357,280	3,572	9,585,948	9,586	—	38,252,973	(29,093,313)	9,172,946

Stock option compensation	—	—	—	—	—	—	—	73,870	—	73,870
Issuance of warrants for services	—	—	—	—	—	—	—	322,000	—	322,000
Issuance of options in settlement of lawsuit	—	—	—	—	—	—	—	806,415	—	806,415
Employee compensation from stock options	—	—	—	—	—	—	—	988,184	—	988,184
Issuance of preferred stock dividend	—	—	40,194	402	—	—	—	(402)	—	—
Conversion of Series B to common stock	—	—	(397,474)	(3,974)	422,316	422	—	3,552	—	—
Beneficial inducement costs for convertible debt converted	—	—	—	—	—	—	—	206,348	—	206,348
Conversion of line of credit with Elan to common stock	—	—	—	—	128,437	128	—	3,082,359	—	3,082,487
Conversion of line of credit with entity controlled by director of company to common stock	—	—	—	—	2,314,815	2,315	—	2,497,685	—	2,500,000
Retirement of common stock returned in shareholder transaction (Note 6(f))	—	—	—	—	(5,137,109)	(5,137)	—	(12,221,182)	—	(12,226,319)
Issuance of common stock for cash	—	—	—	—	8,823,058	8,823	—	9,133,078	—	9,141,901
Net income for the year ended December 31, 2002	—	—	—	—	—	—	—	—	348,119	348,119

Balance, at December 31, 2002	12,856	$128	—	$—	16,137,465	$16,137	$—	$43,144,880	$(28,745,194)	$14,415,951

See accompanying notes to consolidated financial statements.

Photogen Technologies, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31, 2000	Year Ended December 31, 2001	Year Ended December 31, 2002	Cumulative Amounts From November 3, 1996 (Inception) to December 31, 2002

Cash Flows From Operating Activities
Net income (loss)	$(10,787,062)	$(9,723,016)	$348,119	$(28,745,194)
Loss from discontinued operations	2,642,863	2,909,820	1,496,430	10,679,101
Depreciation and amortization	416,511	442,191	371,319	1,677,904
Loss (gain) on disposal of equipment and leasehold improvements	43,041	(4,617)	—	38,424
Gain on sale of marketable securities	—	—	—	(18,503)
United States Treasury Notes amortization	(41,437)	(1,029)	—	12,586
Gain on sale of therapeutic business	—	—	(11,779,752)	(11,779,752)
Stock option compensation	125,020	64,729	1,062,054	1,678,570
Beneficial inducement costs for convertible notes	—	—	206,348	206,348
Issuance of warrants in exchange for services rendered	2,191,262	760,363	322,000	4,317,091
Issuance of stock options in settlement of lawsuit	—	—	806,415	806,415
Loss from investment in affiliate	1,203,392	1,952,758	3,452,837	6,915,016
Changes in operating assets and liabilities
Prepaid expenses	408,595	152,340	(663,538)	(693,313)
Interest receivable	(8,892)	93,219	—	—
Accounts payable	(141,444)	(267,945)	531,229	905,003
Accrued expenses	579,452	(11,278)	(298,465)	269,709
Accrued equipment lease	—	1,123,740	10,237	1,133,977

Net cash used in continuing operating activities	(6,011,562)	(5,418,545)	(5,631,197)	(23,275,719)
Net cash used in discontinued operations	(2,642,863)	(2,909,820)	(1,496,430)	(10,679,101)

Cash Flows From Investing Activities
Sale of marketable securities	—	—	—	2,164,464
Purchases of marketable securities	—	—	—	(2,182,967)
Purchases of United States Treasury Notes	(11,749,970)	(4,870,000)	—	(38,656,973)
Sales of United States Treasury Notes	12,320,000	9,815,000	—	39,778,548
Purchase of equipment and leasehold Improvements	(516,186)	(45,938)	—	(636,927)
Proceeds from sale of equipment	—	145,551	—	145,551
Costs to acquire patent	(50,000)	—	—	(237,335)
Investment in and advances to affiliate	93,548	(2,245,948)	(650,609)	(15,107,468)
Increase in note receivable	—	—	(1,255,000)	(1,255,000)
Decrease in restricted cash	100,000	—	—	—
Decrease (increase) in deposit	(500,000)	(14,383)	100,000	(443,753)

Net cash provided by (used in) investing activities	(302,608)	2,784,282	(1,805,609)	(17,738,486)
Net cash used in investing activities of discontinued operations	—	—	—	(1,306,626)

	Year Ended December 31, 2000	Year Ended December 31, 2001	Year Ended December 31, 2002	Cumulative Amounts From November 3, 1996 (Inception) to December 31, 2002

Cash Flows From Financing Activities
Principal payments on capital leases	$(21,148)	$(18,356)	$—	$(291,704)
Net proceeds from issuance of equity	5,276,340	1,068,723	9,141,901	40,509,340
Proceeds from capital contributions by shareholders	—	—	—	1,911,674
Proceeds from issuance of debt	—	2,314,005	3,032,905	5,346,910
Cost of recapitalization	—	—	—	(371,111)

Net cash provided by financing activities	5,255,192	3,364,372	12,174,806	47,105,109

Net Increase (Decrease) in Cash and Cash Equivalents	(1,058,978)	730,109	4,738,000	6,090,904

Cash and Cash Equivalents, at beginning of year	1,681,773	622,795	1,352,904	—

Cash and Cash Equivalents, at end of year	$622,795	$1,352,904	$6,090,904	$6,090,904

Supplemental Schedule of Noncash Investing and Financing Activities

2002
Payments due on the accrued equipment lease were made through a reduction in deposits due to the Company in the amount of $330,649.

Debt of $5,346,910 and accrued interest of $235,577 were converted to common stock.

Split-off of the therapeutic business which included equipment and leasehold improvements of $516,567 and accounts payable of $70,000 in exchange for the Company’s common stock valued at $12,226,319.

See accompanying notes to consolidated financial statements.

Photogen Technologies, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Significant Accounting Policies

Nature of Operations

Photogen Technologies, Inc. (the “Company”), through its subsidiary Photogen, Inc., successor to Photogen, L.L.C., is a development stage biopharmaceutical company that is focusing on developing a novel contrast agent with potential applications (1) as a blood pool agent to diagnose diseased tissue in the cardiovascular system and other organs and (2) to diagnose cancer metastasizing into the lymphatic system.  The Company also has in development certain minimally invasive products for the treatment of psoriasis and other topical diseases and cancer and certain laser device technology (the therapeutic business).  The Company also has an investment in a joint venture (Note 3).  In November 2002, the Company split off the therapeutic business to its original shareholders (see Note 13).

	Principles of Consolidation	Intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Basis of Presentation

The accompanying financial statements are prepared assuming the Company is a going concern.  The Company believes it lacks sufficient working capital to fund operations for the entire fiscal year ending December 31, 2003.  Therefore, substantial additional capital resources will be required to fund the ongoing operations related to the Company’s research and business development activities.  Management believes there are a number of potential alternatives available to meet the continuing capital requirements such as public or private financings or collaborative agreements.  The Company is taking continuing actions to reduce its ongoing expenses.  If adequate funds are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company’s technology or potential products.  The 2002 financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

Estimates	The financial statements include estimated amounts and disclosures based on management’s assumptions about future events. Actual results may differ from those estimates.

Cash Equivalents	Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost.  Depreciation and amortization of equipment are provided for using the straight-line method over the estimated useful lives of the assets.  Computers and laboratory equipment are being depreciated over five years, furniture and fixtures are being depreciated over seven years and leasehold improvements are being amortized over five years. Leasehold improvements are being amortized on a straight-line basis over the lives of the respective leases or the service lives of the improvements, whichever is shorter.  Depreciation expense was $374,845, $400,525 and $329,653 for 2000, 2001 and 2002, respectively.  All equipment and leasehold improvements, except a net amount of $36,000, were transferred in the split-off of the therapeutic business.

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever an event or change in circumstances indicates that the carrying amount of the assets may not be recoverable.  Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.

Patent Costs

Internal patent costs are expensed in the period incurred.  Patents purchased are capitalized and amortized over the life of the patent. Amortization expense was $41,666 for 2000, 2001 and 2002.  Amortization of patent costs is expected to be $41,666 over the remaining life of the patent.

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

Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding.  Loss per share excludes the impact of outstanding options, warrants and convertible preferred stock as they are antidilutive.  Potential common shares excluded from the calculation at December 31, 2002 are 4,535,481 options, 237,431 warrants and 151,819 shares issuable upon the conversion of Series A Preferred Stock.  Basic and diluted loss per common share includes 124,627 shares of common stock subject to rescission (Note 6(f)).

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts payable and accrued expenses approximate fair value because of the short-term nature of these amounts.  The Company’s note receivable approximates fair value based on instruments with similar terms.

Stock Options

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), but applies the intrinsic value method set forth in Accounting Principles Board Opinion No. 25 for stock options granted to employees and directors.  The Company expenses the fair value of stock options granted to nonemployees.  In 2002, the Company issued stock options to employees with an exercise price less than the market price on the date of grant.  Accordingly, compensation expense of $988,184 has been recorded.

For stock options granted to employees and directors, the Company has estimated the fair value of each option granted using the Black-Scholes option pricing model with the following assumptions:

	2000	2001	2002

Weighted average fair value per options granted	$18.68	$3.64	$1.31

Significant assumptions (weighted average)
Risk-free interest rate at grant date	6.2%	4.8%	2.8%
Expected stock price volatility	94.3%	95.5%	98.0%
Expected option life (years)	5	5	5

If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amount indicated below:

	2000	2001	2002

Net income (loss), as reported	$(13,491,813)	$(12,666,771)	$(1,649,604)

Add stock based employee compensation expense included in reported net income	—	—	988,184

Less total stock-based employee compensation expense determined under the fair value based method for all awards	(8,356,534)	(11,314,458)	(6,084,842)

Pro forma net loss	$(21,848,347)	$(23,981,229)	$(6,746,262)

Basic and diluted loss per common share, as reported	$(1.44)	$(1.33)	$(0.16)

Basis and diluted loss per common share, pro forma	$(2.34)	$(2.52)	$(0.66)

Reclassification	Certain 2001 amounts have been reclassified to conform with the 2002 presentation.

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” and the accounting and reporting provisions of APB Opinion  No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business.  The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001.  The Company has recorded the split-off of its therapeutic business as a discontinued operation in accordance with SFAS 144.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan.  Examples of costs covered by the standard include lease termination cost and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” is replaced by this Statement. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“Interpretation”).  This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit.  It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.”  The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests and results of operations of a VIE need to be included in a company’s consolidated financial statements.  A company that holds variable interests in an entity may need to consolidate the entity if the Company’s interest in the VIE is such that the Company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur.  Interpretation No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders.  The provisions of this interpretation became effective upon issuance.  The Company believes that Sentigen will be considered a VIE; however, the Company does not expect its accounting for its interest in Sentigen to change.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation and requires pro forma disclosures of the effect on net income and earnings per share had the fair value method been used to be included in annual and interim reports and disclosure of the effect of the transition  method  used  if  the  accounting method was changed, among other things.  SFAS No. 148 is effective for annual reports of fiscal years ending after December 15, 2002 and interim reports beginning after December 15, 2002.  The Company plans to continue using the intrinsic value method of accounting for stock-based compensation and, therefore, the new rule will have no effect on the Company’s financial condition or results of operations.  The Company adopted the disclosure requirements effective December 15, 2002.

2.	Recapitalization and Merger

On May 16, 1997, MT Financial Group, Inc. (an inactive public company), through its wholly owned subsidiary, effected a reverse merger with Photogen, Inc. (“Photogen”), successor to Photogen, L.L.C.  Photogen, L.L.C. was formed on September 10, 1996 and commenced operations November 3, 1996.  Photogen, L.L.C. was formed to develop proprietary laser-based technologies related to photodynamic therapy.  Legally, Photogen was a wholly owned subsidiary of Photogen Technologies, Inc. (formerly known as MT Financial Group, Inc.).

For financial reporting purposes, Photogen was deemed to be the acquiring entity.  The transaction has been reflected in the accompanying financial statements as (1) a recapitalization of Photogen (consisting of a 48,000-for-one stock split and change in par value) and (2) an issuance of shares by Photogen in exchange for all of the outstanding shares of MT Financial Group, Inc.

As part of the recapitalization, the Company sold 1,578,208 shares of common stock for a total purchase price of approximately $1,803,450.  Legal and brokerage fees of approximately $371,000 were charged to additional paid-in capital as costs of the recapitalization and merger.  Included in the paid-in capital is the net cash of approximately $109,000 from MT Financial Group, Inc.

3.	Joint Venture/ Investment in Affiliate

On October 7, 1999, the Company formed a joint venture with Elan International Services, Ltd. (“Elan”) to develop and commercialize nanoparticulate diagnostic imaging agents for the detection and treatment of cancer through lymphography.

Sentigen Ltd. (“Sentigen”) was formed to hold the operations, assets and liabilities of the joint venture.  Elan purchased 2,980 shares of Sentigen nonvoting convertible preferred stock for $2,985,000 representing a 19.9% ownership interest.  Elan also purchased 12,015 shares of the Company’s Series A convertible exchangeable preferred stock for $12,015,000.  In connection with the issuance of the preferred stock to Elan, the Company granted warrants to Elan to purchase 100,000 shares of the Company’s common stock at $84.68 per share which was valued at $678,000.  As a result, a preferred stock dividend of $436,041 was recorded for the accretion of the preferred stock to its face value of $12,015,000 over the period until it is first convertible.  Beginning in 2000, in accordance with EITF 00-27, the Company recorded an additional preferred stock dividend to represent the beneficial conversion feature associated with the intrinsic value of the Series A Preferred conversion option.  As a result, an additional preferred stock dividend of $436,041 was recorded over the period until it is first convertible.  As of December 31, 2001, the beneficial conversion feature was fully recorded.

The Company purchased 12,000 shares of Sentigen’s common stock for $12,015,000 representing an 80.1% ownership interest.

Sentigen used the $15,000,000 received from the Company and Elan to purchase from Elan a worldwide license to certain patented Elan technology related to the joint venture.  Expenses incurred by the Company and Elan, which relate to the development of the diagnostic imaging agents, are charged to Sentigen.

Elan granted the Company a line of credit of $4,806,000 to be used by the Company to fund their portion of Sentigen’s research and development.  Principal and interest under the line of credit, if any, become due and payable in 2005 or, at the option of Elan, can be converted into the Company’s common stock at $72.60 per share.  Any borrowings under the line of credit would bear interest at 8%.  At December 31, 2001, borrowings on this line of credit were $2,314,005 and accrued interest was $48,429.  During 2002, the Company borrowed an additional $532,905 and incurred additional accrued interest of $187,148.  On November 12, 2002, the total borrowings of $2,846,910 and accrued interest of $235,577 were converted to common stock at a conversion price of $24 per share.  A beneficial conversion amount of $206,348 was recorded as a result of the decrease in the original conversion price.

In connection with the joint venture agreement, Elan also purchased 115,385 shares of the Company’s common stock for $6,000,000.  If in the Company’s next third-party offering after the issuance of the Series A Preferred, it sells common stock at a price less than $52 per share, the Company must issue additional shares to Elan so that Elan’s overall price for its common stock equals the effective price in that third-party offering.  During 2001, the Company issued 190,857 shares of common stock to satisfy this requirement.

The total cash proceeds from the equity issuance to Elan of $18,015,000 were allocated to the common stock, preferred stock and the warrants.

Elan has substantive participating rights in Sentigen, including the requirement for approval of the business plan and budgets and equal representation on the management committee which decides all day-to-day functions.  As a result, the Company’s investment in Sentigen is recorded under the equity method.

Following is summarized financial information for Sentigen at December 31, 2001 and 2002:

	2001	2002

Cash	$9,345	$410
License purchased from Elan, net of amortization of $1,222,829 and $2,201,093, respectively	13,777,171	10,298,907

Total assets	$13,786,516	$10,299,317

Due to affiliates	$210,596	$378,099

Total shareholders’ equity	13,575,920	9,921,218

Total liabilities and equity	$13,786,516	$10,299,317

Research and development expense	$1,450,291	$823,409
General and administrative expense	—	18,329
Amortization of license	978,264	978,264
Impairment of license	—	2,500,000

Net loss	$(2,428,555)	$(4,320,002)

4.	Accruals	Accrued expenses consist of the following:

December 31,	2001	2002

Accrued salaries	$93,963	$—
Accrued bonuses	251,850	—
Accrued interest (Note 3)	48,429	—
Accrued restructuring (Note 9)	173,932	—
Payroll liabilities	—	34,132

	$568,174	$34,132

5.	Commitments	(a) At December 31, 2002, the Company has a lease for office space in New Hope, Pennsylvania, expiring in August 2004.

The Company also has an operating lease for laboratory equipment expiring in 2004.  During 2001, the Company determined that equipment leased by the Company under this operating lease would no longer be used by the Company in its research.  As a result, in 2001, the Company recorded a provision for all future lease payments of $1,264,208.  $568,138 of this provision was recorded in the fourth quarter.  At December 31, 2002, $803,328 remains to be paid.  In conjunction with this operating lease, the Company provided $500,000 as cash collateral to be refunded over the term of the lease.  In 2002, $100,000 was refunded and, accordingly, this amount was recorded as a current deposit at December 31, 2001.  The Company and the lessor agreed to offset certain remaining lease payments with the remaining $400,000 deposit.  In 2002, lease payments of approximately $331,000 were offset with the deposit.

Total rental expense charged to operations for the years ended December 31, 2000, 2001 and 2002 aggregated approximately $352,000, $358,000 and $227,000, respectively.

Minimum future rental payments under these leases are as follows:

Year ending December 31,	Operating Leases

2003	$574,000
2004	502,000

Total	$1,076,000

(b)                              The Company has entered into employment agreements with certain officers and employees.  The officers and employees are each entitled to severance ranging from six months to one year of their annual salary if terminated without cause.  Total severance commitments are $500,000 under these agreements.

6.	Equity Transactions

(a)                               The Company applies the recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” in accounting for stock options issued to nonemployees.  The Company has issued options and warrants in exchange for consulting services rendered.  The Company issued 10,000 options in 1998, 2,500 options and 125,500 warrants in 1999, 5,250 options and 128,750 warrants in 2000, 7,500 options in 2001 and 200,000 warrants in 2002.  In addition, there were 190,000 contingent warrants issued for which no expense has been recognized as of December 31, 2002.  As the fair market value of these services was not readily determinable, these services were valued based on the fair market value, determined using the Black-Scholes option pricing model.   Fair market value for options and warrants ranged from $5.36 to $38.04 in 2000, $3.08 in 2001 and $1.01 to $1.81 in 2002.  Consulting costs charged to operations were $2,316,282 in 2000, $825,092 in 2001 and $395,870 in 2002.  In 2002, the Company also issued 390,556 options in settlement of a lawsuit associated with restructuring costs (Note 9).  The value of these options was $806,415 which was recorded as restructuring charges in 2002.

(b) In August 1999, the Company purchased patents for $500,000 which were satisfied by the issuance of 10,832 shares of the Company’s common stock valued at $300,000 and cash of $200,000.

(c)                               In 1999, the Company issued 185,000 variable stock options to employees which would vest upon completion of performance milestones.  Exercise prices ranged from $37.52 to $72.52 and expired in 10 years.  As of December 31, 1999, 18,750 of these shares had vested.  Compensation charged to operations was $225,000 in 1999.  In 2000, all of these variable stock options were cancelled.

(d)                              Series A Preferred Stock – The Company originally designated 12,015 shares of preferred stock as Series A Preferred Stock (“Series A Preferred”).  For the first six years from issuance, the preferred stock has a mandatory dividend of 7%.  Such dividends are cumulative and compound on a semiannual basis and are payable semiannually solely by the issuance of additional preferred Series A stock.  The Company has a deficit and, as a result, the dividends have been recorded against paid-in capital.    In accordance with the provisions of the agreement, the Company issued additional preferred shares of 841 in 2000 in settlement of dividend requirements.  Therefore, at December 31, 2002, there were 12,856 shares of Series A Preferred outstanding.  The Company has accrued and will issue 1,914 preferred shares in fulfillment of the 2001 and 2002 dividend requirement.  The Series A Preferred shall rank senior to any future series of preferred stock unless the majority of the Series A shareholders agree to rank pari passu with any future issuances.  The liquidation preference is $1,000 per share.  The Series A Preferred is convertible, after two years but before six years from issuance, into common stock of the Company with an   initial conversion price of $84.68.  The conversion price is subject to adjustment for certain dilutive events.  Alternatively, the holder of the Series A Preferred can elect to exchange the Series A preferred shares for the number of shares in Sentigen which  would  allow  the  Series A  holder  to  then own a total of 50% of Sentigen.  The Series A holder is currently the minority shareholder in Sentigen.  The exchange right is not available for any shares which have been converted to common stock.  The exchange right terminates six years from the issuance of the Series A Preferred.  The Series A Preferred was issued in October 1999.

The holder of Series A Preferred is only entitled to vote on matters that adversely affect or change the rights of holders of Series A Preferred and does not have the right to vote on the election of directors of the Company. The holder of Series A Preferred also has a preemptive right until October 2003 to participate in any offering of the Company.

(e)                               Series B Preferred Stock - In February 2000, the Company completed a private placement of its Series B Convertible Preferred Stock (“Series B Preferred”). The Company received cash proceeds, net of related expenses, of $5,276,340 in exchange for 337,056 shares of the Series B Preferred. The Series B Preferred has an annual dividend rate of 6%. Such dividends are cumulative, shall compound on an annual basis and are payable annually by the issuance of additional preferred Series B stock. The Company has a deficit and, as a result, the dividends will be recorded against paid-in capital. In accordance with the provisions of the agreement, the Company issued additional preferred shares of 20,224 in 2001 and 40,194 in 2002 in settlement of dividend requirements.

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

Each share of Series B Preferred has the number of votes equal to the number of shares of common stock into which the share of Series B Preferred would be convertible, and is entitled to vote together with the common stock. Certain matters, such as an amendment to the terms of the Series B Preferred Certificate of Designation or a change in the preferences or any relative or other rights of the Series B Preferred (except for issuance of a special senior security), may have to be approved by a majority of the holders  of Series B Preferred voting as a separate class. This right is subject to the Company’s ability to require mandatory conversion of Series B Preferred if a special senior security (discussed below) is not approved.

Holders of Series B Preferred may convert shares of Series B Preferred into 0.36 shares of common stock at any time.

The Series B Preferred contains beneficial conversion features.  Emerging Issues Task Force Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” requires the issuer to assume that the holder will not convert the instrument until the time of the most beneficial conversion, which would occur after January 1, 2002.  Using the conversion ratio at January 1, 2002 of 0.36 shares of common stock and the stock price at the date of issuance, the maximum beneficial conversion amount is $2,322,316.  This amount was recorded as additional preferred stock dividends over the period from issuance until January 1, 2002.  Through December 31, 2001, this full amount has been recorded as additional dividends.

The conversion ratio is subject to adjustment for certain dilutive events, including issuance of common stock or equivalent securities at less than $16.88 per share.  In 2001, the Company issued common stock at less than $16.88.  As a result, the revised conversion ratio for the number of shares of common stock issuable upon conversion of Series B Preferred is 0.36175.

The Company may require holders of Series B Preferred to convert their shares into common stock (at the same ratios that would apply for a voluntary conversion, except as described in the second and third bullet points below) in connection with any of the following events:

• If the holders of a majority of the Series B Preferred approve a mandatory conversion;

• Immediately prior to a firm commitment, underwritten public offering of the Company’s common stock in which they receive $20 million or more in gross proceeds;

•                        If the holders of a majority of Series B Preferred do not approve any transaction to issue a security senior or pari passu to the Series B Preferred in a transaction involving any vendor, licensor or joint venturer or other commercial transaction (a “special senior security”), the purpose of which is not solely to provide financing, and which the Board has approved and recommended; o

• At any time after January 1, 2005.

In conjunction with the financing on November 12, 2002 (see Note 6(f)), all of the Series B Preferred was converted into common stock.  In exchange for this conversion, the conversion ratio of 0.36175 was changed to 1.0625.  As a result, the Series B Preferred was converted into 422,316 shares of common stock and a beneficial conversion amount of $668,464 has been recorded.  The Series B Preferred is no longer outstanding, nor is there any liquidation preference associated with the Series B Preferred.

(f)                           Common Stock - The Company is subject to six sets of registration rights agreements covering an aggregate of 11,912,779 shares of the Company’s common stock, warrants that have vested covering the Company’s common stock and common stock issuable upon conversion of the Company’s Series A Preferred. All of the agreements contain piggyback registration rights and two contain demand registration rights upon the occurrence of certain events and subject to various terms and conditions. Of the 11,912,779 shares, 1,000,000 shares are entitled to piggyback registration only, 50,000 shares are entitled to both demand and piggyback registration and 10,862,779 shares will be registered by the Company within the time frames set forth in the respective registration agreements. Warrants that have vested covering 237,431 shares of the Company’s common stock have weighted average anti-dilution rights.

On March 13, 1998, the Company completed a private placement of 218,755 shares of common stock for $32 per share to a number of accredited investors.  The Company received $7,000,000 in gross proceeds from this offering.

On February 9, 2001, the Company’s shelf registration on Form S-3 was declared effective.  Under the shelf registration, the Company could have issued up to $40,000,000 of common stock.  As of December 31, 2002, 173,872 shares have been issued under the shelf registration for cash proceeds of $1,068,723, net of related expenses of $56,252.  The Company’s registration statement is no longer effective.

As of April 2, 2001, the Company no longer met the eligibility requirements to continue selling shares under the S-3.  Prior to realizing it was ineligible to continue using the S-3, the Company sold 124,627 shares of common stock for $650,000.  This amount has been reclassified from permanent equity to mezzanine equity as the Company could be required to repay a portion of this amount to the purchaser.

On November 12, 2002, the Company completed a private placement of 8,333,334 shares of common stock for $1.08 per share to a number of accredited investors.  The Company received proceeds of $8,677,000, net of related expenses of $387,000.  Proceeds included cash of $6,113,000 and the conversion of a credit facility with an entity controlled by a director of the Company with borrowings of $2,500,000 which converted into 2,314,815 shares of common stock.

In December 2002, the Company completed a second closing of the November 12, 2002 private placement in which 2,804,539 shares of common stock were sold for $1.08 per share for proceeds of $3,028,902.

On November 12, 2002, the Company also effected the split-off of Photogen, Inc. and the assets and liabilities related to the Company’s therapeutic line of business to the five founding stockholders of the Company (the “Tennessee Stockholders”) in exchange for all of their common stock in the Company.  The Tennessee Stockholders owned 5,137,109 shares of the Company and those shares were cancelled prior to December 31, 2002.  The market value of the 5,137,109 shares on the date of the split-off was $12,226,319.

In conjunction with the November 12, 2002 transactions, the Company implemented a one-for-four reverse split of its common stock.  All amounts have been retroactively stated to reflect this reverse stock split.

7.	Stock Incentive Plans and Warrants	The Company maintains three long-term incentive compensation plans, which are described as follows:

• The 1998 Long-Term Incentive Compensation Plan, which provides for the granting of up to 500,000 stock options to key employees, directors and consultants;

• The 2000 Long-Term Incentive Compensation Plan, which provides for the granting of up to 4,568,750 stock options to key employees, directors and consultants;

• The 2000 Senior Executive Long-Term Incentive Compensation Plan, which provides for the granting of up to 1,000,000 stock options to senior executives.

Options granted under these plans may be either “incentive stock options” within the meaning of Section 422A of the Internal Revenue Code, or nonqualified options.

The stock options are exercisable over a period determined by the Board of Directors (through its Compensation Committee), but generally no longer than 10 years after the date they are granted.

Information with respect to the plans follows:

Year ended December 31,	2000	2001	2002

Options outstanding at beginning of year	301,375	1,411,000	1,629,750
Options granted	1,386,500	218,750	2,914,356
Options forfeited	(276,875)	—	(8,625)

Options outstanding at end of year	1,411,000	1,629,750	4,535,481

Option prices per share granted	$11.00 - 60.00	$4.56 - 21.24	$1.08 - 4.20

Weighted average exercise price
Options granted	$41.52	$8.12	$1.14
Options granted at less than market price	—	—	1.08
Options granted at the market price	41.52	8.12	1.55
Options forfeited	47.28	—	18.41
Options outstanding at end of year	41.88	37.16	14.05
Options exercisable at end of year	25.48	43.04	19.85
Number of shares exercisable	28,125	458,333	2,057,208

In 2002, all stock options granted, except for 390,556 options granted in settlement of a lawsuit, were granted to employees at an exercise price less than the market value at grant date.  The weighted average fair value of the options issued below market is $1.31.

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2002	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Outstanding at December 31, 2002	Weighted Average Exercise Price

$1.08	2,876,856	$1.08	9.5	1,044,416	$1.08
$4.20 - 4.56	81,250	$4.39	7.8	71,875	$4.37
$6.80 - 8.52	157,500	$8.15	8.1	45,000	$7.98
$11.00	381,625	$11.00	7.9	200,375	$11.00
$21.25 - 27.50	16,250	$22.69	8.1	6,875	$24.66
$33.00 - 44.50	259,500	$33.42	7.6	176,167	$33.62
$51.00 - 53.00	10,000	$52.50	5.8	10,000	$52.50
$60.00 - 60.25	752,500	$60.00	7.5	502,500	$60.00

Information with respect to the plans follows:

Year ended December 31,	2000	2001	2002

Warrants outstanding at beginning of year	150,500	287,431	287,431
Warrants granted	136,931	—	390,000
Warrants forfeited	—	—	(250,000)

Warrants outstanding at end of year	287,431	287,431	427,431

Warrant prices per share outstanding	$37.80-84.68	$37.80-84.68	$1.08-84.68

Weighted average exercise price
Warrants granted	$40.24	$—	$1.78
Warrants forfeited	$—	$—	$37.80
Warrants outstanding at end of year	$43.08	$43.08	$7.94
Warrants exercisable at end of year	$43.08	$43.08	$12.27
Number of warrants exercisable	287,431	287,431	237,431

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2002	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Outstanding at December 31, 2002	Weighted Average Exercise Price

$ 1.08 - 2.52	390,000	$1.78	4.5	200,000	$1.08
$44.20 - 47.78	12,431	$46.67	3.8	12,431	$46.67
$84.68	25,000	$84.68	1.7	25,000	$84.68

8.	Dividends	Dividends are comprised of the following:

Year ended December 31,	2000	2001	2002

Accrual of dividend on Series A Convertible Preferred	$868,248	$930,090	$996,335

Deemed dividend associated with beneficial conversion feature of Series A Convertible Preferred	480,928	391,154	—

Accrual of dividend on Series B Convertible Preferred	296,478	359,292	332,924

Deemed dividend associated with beneficial conversion feature of Series B Convertible Preferred	1,059,097	1,263,219	—

Deemed dividend associated with beneficial conversion of Series B Convertible Preferred to Common Stock	—	—	668,464

Total	$2,704,751	$2,943,755	$1,997,723

9.	Restructuring

In 2000, the Company recorded a restructuring charge of $597,025, included in operating expenses, relating to the closure of its operations in Westborough, Massachusetts. The restructuring charge includes accruals related to estimated lease termination costs and accruals related to employee severance and related expenses in connection with their termination.  All employees at the Westborough facility were terminated. The activities previously performed at the Westborough facility were continued at other company locations or with outside consultants.  In 2002, the Company recorded an additional restructuring charge related to additional termination costs for one of the Westborough employees.  As of December 31, 2002, all restructuring costs have been settled.  The restructuring charge is summarized as follows:

	Charged in 2000	Utilized in 2000	Balance at December 31, 2000	Utilized in 2001	Balance at December 31, 2001	Charged in 2002	Utilized in 2002	Balance at December 31, 2002

Employee costs	$395,223	$65,223	$330,000	$156,068	$173,932	$807,483	$981,415	$—
Lease costs	201,802	201,802	—	—	—	—	—	—

Total	$597,025	$267,025	$330,000	$156,068	$173,932	$807,483	$981,415	$—

10.	Income Taxes

In 2002, the Company had taxable income due to the gain from the split-off of the therapeutic business (Note 13).  This resulted in current income tax expense of approximately $2,300,000 which was completely off-set by net operating losses.

The Company has not recorded an income tax benefit for net operating losses remaining of approximately $14,000,000, primarily expiring in 2018 through 2021, or for equity losses in affiliate of approximately $7,000,000.  The Company is in the development stage and realization of the losses is not considered more likely than not.  An income tax valuation allowance has been provided for the deferred tax assets related to the net operating loss carryforwards and the losses in affiliate.

A portion of the net operating loss carryforwards will not remain with the Company as a result of the split-off of the therapeutic business.  However, the amount of these net operating losses is not known.

11.	Notes Receivable

The Company has executed a term sheet with Alliance Pharmaceutical Corp. (“Alliance”) to buy certain assets of Alliance.  As of December 31, 2002, the Company has loaned to Alliance $1,255,000 for Alliance’s working capital purposes.  These loans are evidenced by 8% convertible secured promissory notes which are secured by certain assets of Alliance.  Based on the nature of the Company’s security interest in the collateral and the estimated value of the collateral, management has determined that a reserve for doubtful collection of the notes receivable is not necessary at December 31, 2002.

12.	Selected Quarterly Financial Data (Unaudited)	Summarized quarterly financial data for 2002 and 2001 is as follows:

	Quarter
2002	First	Second	Third	Fourth

Operating expenses(a)	$1,208,285	$906,957	$1,218,083	$2,732,138
Loss from continuing operations(b)	(1,813,246)	(1,341,652)	(1,594,897)	(5,185,408)
Income (loss) from discontinued operations(c)	(502,449)	(544,657)	(244,719)	11,575,147
Net income (loss)	(2,315,695)	(1,886,309)	(1,839,616)	6,389,739
Basic and diluted loss per share from continuing operations	(0.23)	(0.17)	(0.20)	(0.51)
Basic and diluted income (loss) per share from discontinued operations	(0.05)	(0.06)	(0.03)	0.96
Basic and diluted income (loss) per share	(0.28)	(0.23)	(0.23)	0.45

	Quarter
2001	First	Second	Third	Fourth

Operating expenses	$1,930,626	$714,271	$931,288	$1,346,565
Loss from continuing operations	(2,346,978)	(1,375,848)	(1,264,813)	(1,825,557)
Loss from discontinued operations	(680,134)	(698,149)	(738,562)	(792,975)
Net loss	(3,027,112)	(2,073,997)	(2,003,375)	(2,618,532)
Basic and diluted loss per share from continuing operations	(0.33)	(0.23)	(0.31)	(0.26)
Basic and diluted loss per share from discontinued operations	(0.07)	(0.07)	(0.08)	(0.08)
Basic and diluted loss per share	(0.40)	(0.30)	(0.29)	(0.34)

(a) Operating expenses for the fourth quarter 2002 includes a charge of $988,184 from the issuance of stock options to employees.

(b) Loss from continuing operations for the fourth quarter 2002 includes an increase in loss from joint venture of $2,000,000 resulting from the impairment of the joint venture’s licensed technology.

(c) Income (loss) from discontinued operations for the fourth quarter 2002 includes a gain of $11,779,752 from the sale of the therapeutic business.

(d)                         Earnings per share calculations for each of the quarters are based on the weighted average shares outstanding for each period.  The sum of the quarters may not necessarily be equal to the full year earnings per share amounts.

13.	Discontinued Operations

On November 12, 2002, the Company split off its therapeutic business to the Tennessee Stockholders in exchange for all of the Tennessee Stockholders’ stock in the Company which totaled 5,137,109 shares.  Net assets transferred in the split-off included fixed assets with net book value of $516,567 and accounts payable of $70,000.  At December 31, 2001, the net book value of the fixed assets transferred was $882,220 and the related payable was $70,000.

The Company has reviewed the provisions of SFAS 144 and has determined that the sale of therapeutic business meets the two conditions necessary for presentation as discontinued operations.  Those conditions are (a) the operations and cash flow of the component have been or will be eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

The split-off of the therapeutic business was effective on November 12, 2002 and, as such, the consolidated balance sheet of the Company at December 31, 2002 does not include the assets or liabilities of the therapeutic business.  The Company recorded a loss from operations of the therapeutic business of $1,454,430 and a gain on the sale of the therapeutic business of $11,779,752 for the year ended December 31, 2002.  There were no revenues from the therapeutic business since its inception.

Independent Auditors’ Report

Board of Directors

Sentigen Ltd.

Bermuda

We have audited the accompanying balance sheets of Sentigen Ltd., a development stage company, as of December 31, 2002 and 2001, and the related statements of operations, shareholders’ equity and cash flows for the period from October 7, 1999 (inception) to December 31, 2002 and for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sentigen Ltd. at December 31, 2002 and 2001, and the results of its operations and its cash flows for the period from October 7, 1999 (inception) to December 31, 2002 and each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ BDO Seidman, LLP

Chicago, Illinois

April 8, 2003

Sentigen Ltd.

Balance Sheets

December 31,	2002	2001

Assets

Current Assets
Cash	$410	$9,345

License of Elan Technology, net of amortization of $2,201,093 and $1,222,829, respectively	10,298,907	13,777,171

	$10,299,317	$13,786,516

Liabilities and Shareholders’ Equity

Current Liabilities
Due to shareholders	$378,099	$210,596

Shareholders’ Equity
Preferred stock; par value $1.00 per share; 2,980 shares authorized, issued and outstanding	2,980	2,980
Common stock; par value $1.00 per share; 12,000 shares authorized, issued and outstanding	12,000	12,000
Additional paid-in capital	18,539,215	17,873,915
Deficit accumulated during the development stage	(8,632,977)	(4,312,975)

Total Shareholders’ Equity	9,921,218	13,575,920

	$10,299,317	$13,786,516

See accompanying notes to financial statements.

Sentigen Ltd.

Statements of Operations

	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000	Cumulative Amounts From October 7, 1999 (Inception) to December 31, 2002

Operating Expenses
Research and development	$823,409	$1,450,291	$1,257,815	$3,913,555
General and administrative	18,329	—	—	18,329
Amortization of license	978,264	978,264	244,565	2,201,093
Impairment of license	2,500,000	—	—	2,500,000

Net Loss	$(4,320,002)	$(2,428,555)	$(1,502,380)	$(8,632,977)

See accompanying notes to financial statements.

Sentigen Ltd.

Statements of Shareholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Issuance of common stock	—	$—	12,000	$12,000	$12,003,000	$—	$12,015,000
Issuance of preferred stock	2,980	2,980	—	—	2,982,020	—	2,985,000
Net loss for the period October 7, 1999 to December 31, 1999	—	—	—	—	—	(382,040)	(382,040)

Balance, at December 31, 1999	2,980	2,980	12,000	12,000	14,985,020	(382,040)	14,617,960

Net loss for the year ended December 31, 2000	—	—	—	—	—	(1,502,380)	(1,502,380)

Balance, at December 31, 2000	2,980	2,980	12,000	12,000	14,985,020	(1,884,420)	13,115,580

Contribution of capital	—	—	—	—	2,888,895	—	2,888,895
Net loss for the year ended December 31, 2001	—	—	—	—	—	(2,428,555)	(2,428,555)

Balance, at December 31, 2001	2,980	2,980	12,000	12,000	17,873,915	(4,312,975)	13,575,920

Contribution of capital	—	—	—	—	665,300	—	665,300
Net loss for the year ended December 31, 2002	—	—	—	—	—	(4,320,002)	(4,320,002)

Balance, at December 31, 2002	2,980	$2,980	12,000	$12,000	$18,539,215	$(8,632,977)	$9,921,218

See accompanying notes to financial statements.

Sentigen Ltd.

Statements of Cash Flows

	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000	Cumulative Amounts From October 7, 1999 (Inception) to December 31, 2002

Cash Flows From Operating Activities
Net loss	$(4,320,002)	$(2,428,555)	$(1,502,380)	$(8,632,977)
Amortization	978,264	978,264	244,565	2,201,093
Impairment of license	2,500,000	—	—	2,500,000
Changes in operating assets and liabilities
Due to shareholders	167,503	(1,429,259)	1,257,815	378,099

Net cash used in operating activities	(674,235)	(2,879,550)	—	(3,553,785)

Cash Flows From Investing Activities
Cost to acquire license	—	—	—	(15,000,000)

Net cash used in investing activities	—	—	—	(15,000,000)

Cash Flows From Financing Activities
Proceeds from issuance of equity	—	—	—	15,000,000
Contribution of capital	665,300	2,888,895	—	3,554,195

Net cash provided by financing activities	665,300	2,888,895	—	18,554,195

Net (Decrease) Increase in Cash	(8,935)	9,345	—	410

Cash, at beginning of period	9,345	—	—	—

Cash, at end of period	$410	$9,345	$—	$410

See accompanying notes to financial statements.

Sentigen Ltd.

Notes to Financial Statements

1.	Organization and Significant Accounting Policies

Nature of Operations

Sentigen Ltd. (the “Company”) was incorporated on October 7, 1999 in Bermuda.  The Company is owned jointly by Photogen Technologies, Inc. (“Photogen”) and Elan International Services, Ltd. (“EIS”), a wholly owned subsidiary of Elan Corporation plc (“Elan”), holding 80.1% and 19.9% (nonvoting shares) of the shares, respectively.  The primary objective of the Company is to develop and commercialize nanoparticulate diagnostic imaging agents for the detection and treatment of cancer through lymphography.

	Basis of Presentation	The Company’s ability to continue as a going concern is entirely dependent upon the funds it receives from its shareholders per the Subscription, Joint Development and Operating Agreement.

	Estimates	The financial statements include estimated amounts and disclosures based on management’s assumptions about future events. Actual results may differ from those estimates.

	Research and Development	Research and development costs are charged to expense when incurred.

	Income Taxes	Under current Bermuda law, the Company is not required to pay any taxes in Bermuda on either income or capital gains.

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business.  The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001.  The Company has recorded an impairment of its Elan license in accordance with SFAS 144 (Note 3).

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

During 2002, management assessed the recoverability of the carrying value of the Elan license.  Based on discounted cash flows and changing priorities of the joint venture partners, management has determined that an impairment of $2,500,000 is appropriate.

4.	Shareholders’ Equity	Preferred Stock

In October 1999, the Company issued 2,980 shares of nonvoting convertible preferred stock to EIS for $2,985,000 with a par value of $1.00 per share.  At any time after October 2002, the holder of the preferred stock has the right to convert the preferred stock on a one-to-one basis into common shares.  Additionally, there exists an exchange right which upon exercise, could increase EIS’s ownership to 50% of Sentigen Ltd.

Common Stock

In October 1999, the Company issued 12,000 voting common shares to Photogen for $12,015,000 with a par value of $1.00 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors.  The table below sets forth our six directors and information concerning their age and position with the company as of March 30, 2003.  None of the directors, except for Mr. McKeever (a director of People’s Energy Corporation and The Lou Holland Trust-Growth Fund), is a director of any other company subject to the reporting requirements under the federal securities laws.

Name	Age	Position
Taffy J. Williams, Ph.D.(1)	53	Director, President and Chief Executive Officer
Robert J. Weinstein, M.D.(1)(3)	57	Director
Lester H. McKeever, Jr.(2)(3)	68	Director, Chairman of the Audit Committee
Gene Golub(2)	72	Director
William D. McPhee(1)(2)(3)	49	Director
Alan D. Watson	50	Director

(1) Member of the Executive Committee

(2) Member of the Audit Committee

(3) Member of the Compensation Committee

A brief discussion of the business experience of each director during the past five years is set forth below.

Taffy J. Williams, Ph.D. has served as our President, Chief Executive Officer and a director since May 17, 2000.  Prior to joining the company, Dr. Williams served as CEO and President of PANAX Pharmaceuticals for two and half years and President of InKine Pharmaceuticals for two years.  He received his Bachelor of Science in Chemistry from the University of Notre Dame and his Ph.D. in Chemistry from the University of South Carolina.

Robert J. Weinstein, M.D. has served as one of our directors since May 16, 1997.  He is currently a private investor.  During the last five years, Dr. Weinstein served as Chief Executive Officer of HMO America, Inc. and subsequently held the same position in United HealthCare of Illinois when United HealthCare acquired HMO America in 1993.  On January 1, 1996, he became a consultant to United HealthCare Corporation.  He received his medical degree from Chicago Medical School and received a B.A. from Hunter College in New York.

Lester H. McKeever, Jr. has served as one of our directors since June 17, 1998.  Mr. McKeever is Managing Principal of the firm of Washington, Pittman & McKeever, LLC, a Chicago, Illinois firm of certified public accountants and consultants providing a broad range of professional services, and has held a similar position with that firm since 1976.  Mr. McKeever is a former Chairman of the Federal Reserve Bank of Chicago, a position Mr. McKeever held for three years ending December 31, 1999, and he serves as a director of MBIA Insurance Corp. of Illinois, Worldwide Broadcasting, Inc., People’s Energy Corporation, and Printing Specialties, Inc.  Mr. McKeever also serves on several not-for-profit boards and councils, including the Chicago Urban League (formerly Chairman of the Board), Business Advisory Counsel University of Illinois College of Commerce at Urbana-Champaign, and the Chicago Symphony Orchestra

Association.  Mr. McKeever received his B.S. degree in accounting from the University of Illinois at Urbana-Champaign and his J.D. with distinction from the IIT-Chicago Kent College of Law.

Gene Golub has served as one of our directors since May 17, 2000.  Mr. Golub has also served as Chairman of Golub & Company, a company he founded in 1961, which with its affiliates has been involved in more than $2 billion in real estate transactions.  Under Mr. Golub’s leadership, the Golub companies have owned, developed or operated more than 25 million square feet of office, residential and mixed-use properties in the United States and abroad.  Mr. Golub is active in numerous Chicago based charitable organizations and was inducted into the Chicago Association of Realtors Hall of Fame in 1999.

William D. McPhee has served as one of our directors since November 12, 2002.  Mr. McPhee received his B.S. degree in pre-med and an L.L.B. degree in law, both from McGill University.  Since 1998, he has been Managing General Partner of Mi3, L.P. where he has been responsible for managing the venture fund.  Prior to that, he was Chief Executive Officer of Praxis Advisors, Inc., a strategy consulting firm.

Alan D. Watson, Ph.D. has served as one of our directors since November 12, 2002.  Mr. Watson received his B.S. from the University of N.S.W., his Ph.D. in Chemistry from Australian National University, and his M.B.A. from Northeastern University.  Since 2002, Mr. Watson has served as Executive Vice President and Chief Business Officer of Elixir Pharmaceuticals, Inc.  Prior to that, he was the Senior Vice President, Corporate Development of Cubist Pharmaceuticals, Inc. from 1999 to 2002.  From 1997 to 1999, he was Senior Vice President, Licensing and Intellectual Property of Nycomed Amersham plc.

There is a seventh directorship which is currently vacant and will remain so until filled by the Board in accordance with the Voting Agreement described in “Recent Transactions- Financing” above.  Specifically, as part of the institutional financing transaction that closed on November 12, 2002, the holders of over 61.9% (on a fully diluted basis) of our common stock entered into the Voting Agreement.  The Voting Agreement requires the parties to vote for certain director nominees.

Executive Officers and Significant Employees.  The recent business experience of our other executive officers and significant employees follows.

Brooks Boveroux, age 59, has served as our Senior Vice President – Finance, Chief Financial Officer and Treasurer since August 1, 2000.  He has also served as the company’s Secretary since November 12, 2002.  For the five years prior to joining the company, Mr. Boveroux served as Chief Financial Officer and Vice President of Investor Relations for The Liposome Company, Inc., Chief Financial Officer of Synergy Pharmaceuticals, Inc. and as a consultant advising corporations in the area of corporate finance.  He is a graduate of Hamilton College and received his Masters of Business Administration in Finance from the Wharton School of the University of Pennsylvania.

Reinhard Koenig, Ph.D., M.D., RAC, age 42, has served as our Senior Vice President of Medical and Regulatory Affairs since January 4, 2001.  He is primarily responsible for regulatory affairs and clinical development activities.  From 1996 through 1999, Dr. Koenig held various positions at Collagen Aesthetics, Inc. including Vice President - Medical Affairs, Vice President – Medical and Regulatory Affairs and Chief Scientific Officer.  From 1999 until he joined the company, Dr. Koenig was a principal in Biosciences Corporation where he provided consulting services in Phase 2 though Phase 4 product development for pharmaceutical drugs, biological and medical devices.  Dr. Koenig received his bachelor and doctorate degrees in Toxicology and Pharmacology at Philipps University in Marburg, Germany.

Compliance with Section 16(a) of the Exchange Act.  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership with the SEC.

Those persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.  To our knowledge, based solely on a review of the copies of those reports furnished to us during the fiscal year ended December 31, 2002, we believe that our executive officers, directors and beneficial owners of more than 10% of our common stock complied with all Section 16(a) filing requirements, except as follows:  Dr. Weinstein, one of our directors, and Mr. Levine inadvertently failed to timely file Form 4s reporting a transfer of shares from the Theodore Tannebaum Trust (of which they were co-trustees) to Tannebaum, LLC (of which they were co-managers) due to an oversight by company counsel; they filed Form 4s for this transaction on October 18, 2002 and the company has modified its reporting compliance procedures to avoid such oversights in the future.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Committee Interlocks and Insider Participation.  During the 2002 fiscal year, executive compensation was administered by the Compensation Committee comprised of three outside directors of the Board of Directors, Messrs. McKeever and McPhee and Dr. Weinstein.

Executive Compensation.  The following table sets forth compensation we paid to our executive officers (the “Named Officers”) for services rendered us in all capacities during the year ended December 31, 2002.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
					Awards		Payouts
Name and Principal Position	Annual Compensation			Other Annual Compens ation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options (#)(4)	LTIP Payouts ($)	All Other Compen- sation ($)
	Year	Salary ($)	Bonus ($)
Taffy J. Williams, Ph.D(1)	2002	$265,000	$60,000	$0	0	1,233,450	0	$0
Director, President and Chief	2001	$260,000	$30,000	—	—	—	—	—
Executive Officer	2000	$265,000	$66,250	—	—	1,050,000	—	—

Brooks Boveroux(1)	2002	$216,250	$32,250	$0	0	550,875	0	$0
Senior Vice President–	2001	$215,000	$32,250	—	—	—	—	—
Finance, Chief Financial Officer, Treasurer and Secretary	2000	$215,000	$32,250	—	—	312,500	—	—

Reinhard Koenig, Ph.D., M.D.(1)	2002	$280,625	$0	$0	0	513,375	0	$0
Senior Vice President– Medical	2001	$200,020	—	—	—	100,000	—	$50,000	(2)
and Regulatory Affairs	2000	—	—	—	—	—	—	—

Timothy Scott, Ph.D.(3)	2002	$86,300	$0	$0	0	0	0	$0
Former Senior Scientist,	2001	$100,000	$0	—	—	—	—	—
Vice President–	2000	$100,000	$17,000	—	—	—	—	—
Chief Operating Officer

Eric A. Wachter, Ph.D.(3)	2002	$86,300	$0	$0	0	0	0	$0
Former Director,	2001	$100,000	$0	—	—	—	—	—
Vice President,	2000	$100,000	$11,000	—	—	—	—	—
Secretary, Senior Scientist

(1)  Drs. Williams and Koenig and Mr. Boveroux are entitled to severance if their employment is terminated without cause, as discussed below.

(2)  Reimbursement of moving expenses.

(3)  Drs. Scott and Wachter resigned as officers and directors of the company in November, 2002 in connection with the corporate separation transaction.

(4)  Reflects a one-for-four reverse split which occurred in November, 2002.

Stock Options.

The following table contains information concerning the grant of stock options during the 2002 fiscal year under our 1998 and 2000 Long Term Incentive Compensation Plans to the Named Officers.  To date, none of these options have been exercised.

2002 Stock Option Grants

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted to Employees in 2002	Exercise Price ($/Sh)	Expiration Date	Grant Date Present Value ($)(2)
Taffy J. Williams, Ph.D.	1,233,450	50%	$1.08	11/12/2012	$1,615,820
Brooks Boveroux	550,875	22%	$1.08	11/12/2012	$721,646
Timothy Scott, Ph.D.	0	0	N/A	N/A	N/A
Eric Wachter, Ph.D.	0	0	N/A	N/A	N/A
Reinhard Koenig, Ph.D., M.D.	513,375	21%	$1.08	11/12/2012	$672,521

(1)  The options were granted at an exercise price equal to the purchase price paid by the institutional investors in the institutional financing which closed on November 12, 2002.  The market price of our common stock on the date of the option grants was $2.52.  A portion of the options becomes exercisable on various dates in accordance with the terms of the respective Award Agreements covering the options.

(2)  In accordance with SEC rules, grant date present value is determined using the Black-Scholes Model.  The Black-Scholes Model is a complicated mathematical formula widely used to value exchange-traded options.  However, stock options granted by the company are long-term, non-transferable and subject to vesting restrictions, while exchange-traded options are short-term and can be exercised or sold immediately in a liquid market.  The Black-Scholes Model relies on several key assumptions to estimate the present value of options, including the market price, volatility of, and dividend yield on, the security underlying the option, the risk-free rate of return on the date of grant and the estimated time period until exercise of the option.  The shares subject to the options granted are identical to the publicly-traded securities of the company except for restrictions on trading.  Due to these restrictions the shares subject to the options granted are worth less than their publicly-traded counterparts.  The actual value, if any, that an executive officer may realize will depend on his continued employment through the options vesting period, and the excess of the market price over the exercise price on the date the option is exercised so that there is no assurance that the value realized by an executive officer will be at or near the value estimated by the Black-Scholes Model.

The following table sets forth information about the Named Officers concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the 2002 fiscal year.

2002 Option Exercises and Year-End Values

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Year End 2002 (#)		Fair Value of Unexercised In-the-Money Options at Year End 2002 ($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Taffy J. Williams, Ph.D.	0	0	1,020,035	1,263,415	0	0
Brooks Boveroux	0	0	363,180	500,195	0	0
Timothy Scott, Ph.D.	0	0	0	0	0	0
Eric A. Wachter, Ph.D.	0	0	0	0	0	0
Reinhard Koenig, Ph.D., M.D.	0	0	178,344	435,031	0	0

(1)  For purposes of this table, the “value” of stock options was determined by the difference between the exercise price and $0.99, the closing price for common stock on the last business day of the fiscal year.  Shares acquired on exercise of these options are not registered under the Securities Act of 1933 and are not freely saleable except in compliance with exemptions from registration, including the holding period and other requirements of Rule 144 thereunder.  Consequently, the values set forth in the table are only theoretical values and may not accurately represent actual market value.

We have employment agreements with Drs. Williams and Koenig and with Mr. Boveroux (the employment agreements with Drs. Scott and Wachter were terminated in November, 2002 in connection with the corporate separation transaction).  Each of these employment agreements is terminable at-will and can be terminated by either party at any time with or without cause.  In addition, Drs. Williams and Koenig and Mr. Boveroux are bound by their respective Employee Confidentiality, Inventions and Noncompetition Agreements, as amended (each of these agreements is referred to as a “Confidentiality Agreement”).  Each Confidentiality Agreement provides that while we employ the respective individual and for a period of two years after termination he will not engage in activities that compete with our business.  Each Confidentiality Agreement also requires the respective employee to disclose to our Board of Directors all inventions or other intellectual property discovered or made by the employee during his employment and twelve months thereafter, if those inventions are related to or useful in our business, or result from duties assigned to that individual or from the use of any of our assets or facilities.

Drs. Williams and Koenig and Mr. Boveroux each receive typical health, life and disability insurance benefits that are available to our other salaried employees.  These individuals are also eligible to defer a portion of their salary through our 401(k) plan, but the company did not match or make any contributions to the 401(k) plan during the 2002 fiscal year nor does the company maintain a pension plan.

We have a consulting agreement with Dr. Watson pursuant to which he provides business and product development services to us.  The consulting agreement commenced in November, 2002 and continues on a month-to-month basis (unless terminated earlier by notice or cause).  The consulting agreement provides that Dr. Watson will be paid $175 per hour of service, be reimbursed for all reasonable out-of-pocket expenses, and receive non-qualified stock options to purchase up to ten thousand (10,000) shares of the company’s common stock on February 3, 2003 and on January 1 of each year so long as the consulting agreement is in effect.

Officers generally serve at the discretion of the Board of Directors.  We do not have any compensatory plans or arrangements resulting from resignation, retirement or any other termination of an executive officer’s employment with us.  However, the employment agreements for Drs. Williams and Koenig and Mr. Boveroux each provide for severance in the event we terminate their employment without cause.  Upon termination without cause, Dr. Williams would be entitled to a severance payment equal to one year’s salary.  If terminated without cause, Mr. Boveroux and Dr. Koenig would each be entitled to receive six month’s salary.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management.  The following table sets forth the approximate beneficial ownership of our common stock as of March 30, 2003 by directors and executive officers of the company who have held such position at any time during the 2002 fiscal year, and any person or group known to us to be the owner of more than five percent of our common stock.  Shares beneficially owned by the individuals below through family partnerships or other entities they control are included in the number of shares listed in the table below for that individual.

Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned (2)		Percent of Class Outstanding (3)

EXECUTIVE OFFICERS AND DIRECTORS:

Brooks Boveroux	363,180	(4)	1.9

Gene Golub 625 North Michigan Ave., Ste 2000 Chicago, IL 60611	123,015	(5)		*

Reinhard Koenig, Ph.D., M.D.	199,844	(6)		*

Lester H. McKeever, Jr. 819 South Wabash Avenue Chicago, IL 60605	36,250	(7)		*

William D. McPhee One Hollis Street, Suite 232 Wellesley, MA 02482	462,963	(8)	2.4

Timothy Scott, Ph.D. 7327 Oak Ridge Highway Knoxville, TN 37931	0	(9)		*

Eric A. Wachter, Ph.D. 7327 Oak Ridge Highway Knoxville, TN 37931	0	(9)		*

Alan D. Watson, Ph.D. One Kendall Square Building 1000, Fifth Floor Cambridge, MA 02139	25,000	(10)		*

Robert J. Weinstein, M.D. and Lois Weinstein 500 Lake Cook Road, Suite 130 Deerfield, IL 60015	4,182,901	(11)	21.9

Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned (2)		Percent of Class Outstanding (3)

Taffy J. Williams, Ph.D.	1,274,285	(12)	6.7

All directors and executive officers as a group (10 persons)	6,667,437		34.9

OTHER SHAREHOLDERS:

Stuart P. Levine 500 Lake Cook Road, Suite 130 Deerfield, IL 60015	4,098,150	(11)	21.4

Mi3 L.P. One Hollis Street, Suite 232 Wellesley, MA 02482	462,963	(13)	2.4

MRNA Fund II L.P. 225 Berkeley Street, Suite 1650 Boston, MA 02216	64,385	(14)		*

Oxford Bioscience Partners IV L.P. 225 Berkeley Street, Suite 1650 Boston, MA 02216	6,481,482	(15)	33.9

Tannebaum, LLC 875 N. Michigan Avenue Suite 2930 Chicago, IL 60611-1901	3,344,045	(16)	17.5

Parties to Voting Agreement (6 persons)	11,881,451	(17)	62.2

* Constitutes one percent or less of the percent of class outstanding.

(1)  Unless otherwise indicated, the address of each person named in the table is c/o: Photogen Technologies, Inc., 140 Union Square Drive, New Hope, PA  18938.

(2) With respect to directors and executive officers, based on information furnished by the director or executive officer listed.

(3) The percent of class outstanding includes common stock outstanding as of March 30, 2003 and the shares subject to options exercisable within 60 days of March 30, 2003.

(4)  Includes 363,180 options exercisable within 60 days of March 30, 2003.

(5)  Includes 108,015 shares of common stock and 15,000 options exercisable within 60 days of March 30, 2003.

(6)  Includes 21,500 shares of common stock and 178,344 options exercisable within 60 days of March 30, 2003.

(7)  Includes 16,250 shares of common stock and 20,000 options exercisable within 60 days of March 30, 2003.

(8)  Includes 462,963 shares held by Mi3, L.P., which Mr. McPhee may be deemed to control.  Mr. McPhee disclaims beneficial ownership of Mi3, L.P.’s shares for all other purposes.

(9)  Pursuant to the corporate separation which closed on November 12, 2002, the shares held by the Tennessee Stockholders were redeemed by the company and cancelled.  Also, Dr. Wachter resigned as an officer and director of the company and Dr. Scott resigned as an officer on November 12, 2002.

(10)  Includes 25,000 shares of common stock.

(11)  Includes 3,344,045 shares held by Tannebaum, LLC, which Dr. Weinstein and Mr. Levine may be deemed to control.  Dr.  Weinstein and Mr. Levine disclaim beneficial ownership of Tannebaum, LLC’s shares for all other purposes.  As of March 31, 2003, Tannebaum Ventures, LLC will be the manager of Tannebaum, LLC and Dr. Weinstein and Mr. Levine will no longer be deemed to control the shares held by Tannebaum, LLC.  Dr. Weinstein and Mr. Levine are parties to the Voting Agreement described in footnote 17 below.  The shares held by the other parties to the Voting Agreement are not included here.

(12) Includes 4,250 shares of common stock and 1,270,035 options exercisable within 60 days of March 30, 2003.

(13)  Includes 462,963 shares of common stock.  Note that Mr. McPhee is the President of Mi3 Services L.L.C. which is the general partner of Mi3, L.P.  Mi3, L.P. is a party to the Voting Agreement described in footnote 17 below.  The shares held by the other parties to the Voting Agreement are not included here.

(14)  Includes 64,385 shares of common stock.  MRNA Fund II L.P. is a party to the Voting Agreement described in footnote 17 below.  The shares held by the other parties to the Voting Agreement are not included here.

(15)  Includes 64,385 shares held by MRNA Fund II L.P., which Oxford Bioscience Partners IV L.P. may be deemed to control.  Oxford disclaims beneficial ownership of such shares for all other purposes.  Oxford Bioscience Partners IV L.P. is a party to the Voting Agreement described in footnote 17 below.  The shares held by the other parties to the Voting Agreement are not included here.

(16)  Includes 3,344,045 shares of common stock.  Tannebaum, LLC is a party to the Voting Agreement described in footnote 17 below.  The shares held by the other parties to the Voting Agreement are not included here.

(17)  Dr. Weinstein, Mr. Levine, Mi3, L.P., MRNA Fund II, L.P., Oxford Bioscience Partners IV L.P., and Tannebaum, LLC are parties to the Voting Agreement described above at page 8.  The parties to the Voting Agreement may be deemed to be a “group” within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended.  The provisions of the Voting Agreement include an agreement by the parties to vote their shares for the election of certain directors nominated by the parties to the Voting Agreement.

Change in Control Agreements.  We know of no arrangements which could result in a change of control of Photogen Technologies, Inc.

Securities Authorized for Issuance Under Equity Compensation Plans.

The information provided in the following table is as of December 31, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	4,144,925	$14.05	1,922,700
Equity compensation plans not approved by security holders	427,431	$7.94	0

We have issued the following warrants to purchase shares of our common stock without the prior approval of our stockholders:

•                  a warrant to purchase 150,000 shares at $1.08 per share to Broadmark Capital, LLC in connection with a Settlement Agreement and Mutual Release dated as of September 23, 2002 which related to our engagement of Broadmark Capital, LLC as a placement agent.

•                  a warrant to purchase 190,000 shares at $2.52 per share to Clinical Regulatory Strategies, LLC in connection with our August 12, 2002 engagement of Clinical Regulatory Strategies, LLC to provide us with certain clinical, regulatory and new product development services.

•                  a warrant to purchase 25,000 shares at $84.68 per share to Elan International Services, Ltd. on October 20, 1999 in connection with our joint venture with Elan.

•                  a warrant to 3,750 shares at $44.23 to a consultant as of January 24, 2000 in connection with certain consulting services provided by the consultant.

•                  warrants to purchase an aggregate of 8,181 shares at $47.78 to Gilford Securities Incorporated and certain of its employees in connection with certain placement agent services provided to us by Gilford Securities Incorporated in February, 2000.

•                  a warrant to purchase 500 shares at $47.04 to Aqua Partners, Inc. in connection with certain investor services provided by Aqua Partners, Inc. in November, 1999.

•                  warrants to purchase an aggregate of 50,000 shares at $1.08 to Farcap Group, LLC in connection with certain consulting services provided by Farcap Group, LLC in August, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Certain Relationships and Related Transactions.  We are involved in a joint venture transaction with affiliates of Elan Corporation, plc (“Elan”).  Aidan King (one of our former directors who served during the 2002 fiscal year) is employed as Vice President, Business Development for Elan.  That joint venture, called Sentigen Ltd., is involved in the development of lymphography diagnostic products and is described above under the heading “Sentigen Ltd. – Joint Venture with Elan Corporation,” and in Note 3 to our Financial Statements.

During the 2002 fiscal year, Dr. Weinstein (one of our current directors) was deemed to control Tannebaum, LLC (after March 30, 2003, Dr. Weinstein no longer controls such shares).  William McPhee (another one of our current directors) is President of Mi3 Services L.L.C. which is the general partner of Mi3, L.P.  Mi3, L.P. purchased shares in the institutional financing which closed on November 12, 2002 and is one of the investors that may receive a benefit under the Agreement (the “Elan Agreement”) dated November 12, 2002.  Pursuant to the Elan Agreement, Elan will pay the amounts that certain investors otherwise would have received on liquidation of the company if the liquidation preference of the Series A Preferred Stock had been eliminated.  Tannebaum, LLC also acquired shares of our common stock in the financing which closed on November, 12, 2002 through the conversion of outstanding debt into shares of our common stock.

ITEM 14. CONTROLS AND PROCEDURES

Disclosure controls and procedures are defined by the SEC as those controls and other  procedures that are designed to ensure that information required to be disclosed in the company’s filings under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The company’s Chief Executive Officer and Chief Financial Officer have evaluated the company’s disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

Subsequent to the company’s evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Exhibits.

The following is a list of exhibits filed as part of this Form 10-K. Exhibits that were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filings is indicated in parentheses.

EXHIBIT NO.	DESCRIPTION

3.1

Articles of Incorporation of Photogen Technologies, Inc., as amended  (Filed as Exhibit E to the company’s Proxy Statement on Form DEFM 14A dated September 12, 2002 and incorporated herein by reference.)

EXHIBIT NO.	DESCRIPTION

3.2

Amended and Restated Certificate of Designations, Preferences and Rights of Series A Preferred Stock.  (Filed as Exhibit 3.5 to the company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)

3.4	Amended and Restated Bylaws of Photogen Technologies, Inc. (Filed as Exhibit C to the company’s Information Statement on Form DEF 14C dated December 23, 2002 and incorporated herein by reference.)

9.1

Voting, Drag-Along and Right of First Refusal Agreement entered into as of November 12, 2002 by and among Robert J. Weinstein, M.D., Stuart P. Levine, Tannebaum, LLC, Mi3 L.P., Oxford Bioscience Partners IV L.P. and MRNA Fund II L.P. (Filed as Exhibit G to the company’s Proxy Statement on Form DEFM 14A dated September 12, 2002 and incorporated herein by reference.)

10.1

Common Stock Purchase Agreement dated as of August 2, 2002 by and among Photogen Technologies, Inc., Mi3 L.P., Oxford Bioscience Partners IV L.P., MRNA Fund II L.P., New England Partners Capital, L.P. and Tannebaum LLC. (Filed as Exhibit C to the company’s DEFM 14A dated September 12, 2002 and incorporated herein by reference.)

10.2

Amendment No. 1 to the Common Stock Purchase Agreement dated as of August 2, 2002 by and among Photogen Technologies, Inc., Mi3 L.P., Oxford Bioscience Partners IV L.P., MRNA Fund II L.P., New England Partners Capital, L.P. and Tannebaum LLC. (Filed as Exhibit A to the company’s DEFR 14A Proxy Supplement dated October 18, 2002 and incorporated herein by reference.)

10.3

Separation Agreement dated as of July 29, 2002 by and among the following: Craig Dees, Ph.D. and Dees Family Foundation, Eric A. Wachter, Ph.D. and Eric A. Wachter 1998 Charitable Remainder Unitrust, Timothy D. Scott, Ph.D. and Scott Family Investment Limited Partnership, Walter Fisher, Ph.D., Fisher Family Investment Limited Partnership, and Walt Fisher 1998 Charitable Remainder Unitrust, and John A. Smolik and Smolik Family LLP, Photogen Technologies, Inc., Photogen, Inc., Robert J. Weinstein, M.D., Stuart P. Levine and Tannebaum, LLC (Filed as Exhibit A to the company’s DEFM 14A dated September 12, 2002 and incorporate herein by reference.)

10.4

Registration Rights Agreement entered into as of November 12, 2002 by and among Photogen Technologies, Inc., Mi3 L.P., Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Tannebaum, LLC (Filed as Exhibit D to the company’s Proxy Statement on Form DEFM 14A dated September 12, 2002 and incorporated herein by reference.)

EXHIBIT NO.	DESCRIPTION

10.5

Letter Agreement entered into as of August 29, 2002 by and between Photogen Technologies, Inc. and Clinical Regulatory Strategies, LLC (Filed as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.)

10.6

Office Lease dated February 19, 2001 by and between Photogen, Inc. and Union Square, Limited Partnership.  (Filed as Exhibit 10.5 to the company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.)

10.7

Form of Registration Rights Agreement dated as of December 30, 2002 entered into by and between Photogen Technologies, Inc. and each of Oxford Bioscience Partners IV L.P., MRNA Fund II L.P., DMG Legacy Institutional Fund LLC, DMG Legacy Fund LLC, and DMG Legacy International Ltd.

10.8	Employment Agreement entered into by the company and Taffy J. Williams, Ph.D., dated October 28, 2002.

10.9	Employment Agreement entered into by the company and Brooks Boveroux, dated October 28, 2002.

10.10	Employment Agreement with Reinhard Koenig, Ph.D., M.D., RAC dated October 28, 2002.

10.11

Incentive Stock Option Award Agreement entered into by and between the company and Taffy J. Williams, Ph.D. dated May 17, 2000.  (Filed as Exhibit 10.4 to the company’s Current Report on Form 8-K dated May 17, 2001 and incorporated herein by reference.)

10.12

Incentive Stock Option Award Agreement entered into by the company and Brooks Boveroux dated August 1, 2000.  (Filed as Exhibit 10.13 to the company’s Annual Report on Form 10-K dated December 31, 2000 and incorporated herein by reference.)

10.13	Form of Indemnification Agreement entered into by and between the company and each Director and Senior Vice President of the company.

10.14

Tufts University Sponsored Research Agreement dated August 1, 1999 by and between Photogen, Inc. and Tufts University, a/k/a Trustees of Tufts College.  (Filed as Exhibit 10.3 to the company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)  Confidential portions of this exhibit were redacted.

EXHIBIT NO.	DESCRIPTION

10.15	Amended Warrant Certificates between Photogen Technologies, Inc. and Farcap Group LLC dated as of January 31, 2003.

10.16

License Agreement effective as of September 30, 1999 between The General Hospital Corporation and Photogen, Inc.  (Filed as Exhibit 10.7 to the company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)  Confidential portions of this exhibit were redacted.

10.17

Securities Purchase Agreement dated as of October 20, 1999, among Photogen Technologies, Inc. and Elan International Services, Ltd.  (Filed as Exhibit 10.8 to the company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)  Confidential portions of this exhibit were redacted.

10.18

Warrant to Purchase Shares of Common Stock dated October 20, 1999 between Photogen Technologies, Inc. and Elan International Services, Ltd.  (Filed as Exhibit 10.9 to the company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)

10.19

License Agreement dated October 20, 1999 between Photogen Technologies, Inc, Photogen Newco Ltd. and Elan Pharma International Limited.  (Filed as Exhibit 10.13 to the company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)  Confidential portions of this exhibit were redacted.

10.20

License Agreement dated October 20, 1999 between Elan Pharma International Limited, Photogen Newco Ltd. and Photogen Technologies, Inc. (Filed as Exhibit 10.14 to the company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.) Confidential portions of this exhibit were redacted.

10.21

Subscription, Joint Development and Operating Agreement dated October 20, 1999 between Elan Pharma International Limited, Elan International Services, Ltd., Photogen Technologies, Inc. and Photogen Newco Ltd.  (Filed as Exhibit 10.15 to the company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.) Confidential portions of this exhibit were redacted.

10.22

Equipment Lease between Picker Financial Group, L.L.C. and Photogen, Inc. dated October 25, 1999. (Filed as Exhibit 10.37 to the company’s Annual Report on Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.)

EXHIBIT NO.	DESCRIPTION

10.23	Standstill and Make-Whole Agreement dated as of December 30, 2002 among Xmark Fund, L.P., Xmark Fund, Ltd., Alliance Pharmaceutical Corp. and Photogen Technologies.

10.24	Convertible Secured Note Purchase Agreement dated as of October 4, 2002 by and between Alliance Pharmaceutical Corp. and Photogen Technologies, Inc.

10.25	Form of 8% Convertible Secured Promissory Note by Alliance Pharmaceutical Corp. for the benefit of Photogen Technologies, Inc.

10.26

Amendment to the 8% Convertible Secured Note Purchase Agreement, 8% Convertible Secured Notes and Related Security Agreements dated as of  February 26, 2003 by and among Alliance Pharmaceutical Corp., Photogen Technologies, Inc. and the other noteholders.

10.27	Warrant Agreement dated as of November 12, 2002 between Broadmark Capital LLC and Photogen Technologies, Inc.

21	Subsidiaries of Registrant

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports On Form 8-K.

During the quarter ended December 31, 2002, we filed the following reports on Form 8-K:

1.               On October 16, 2002 we filed a Current Report on Form 8-K announcing the restructuring of our equity financing with a group of institutional investors.

2.               On October 31, 2002 we filed a Current Report on Form 8-K with respect to our annual meeting of stockholders.

3.               On November 19, 2002 we filed a Current Report on Form 8-K with respect to the consummation of a series of transactions resulting in a change of control, the disposition of certain assets, a one-for four reverse split of our common stock, the resignation and appointment of certain directors and the sale of our common stock.

4.               On November 25, 2002, we filed a Current Report on Form 8-K announcing that we entered into a term sheet with respect to our acquisition of certain assets of Alliance.

5.               On December 31, 2002, we filed a Current Report on Form 8-K announcing that we consummated the second closing of the sale of our common stock to a group of institutional and individual accredited investors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 14, 2003	Photogen Technologies, Inc.

		By:	/s/ Taffy J. Williams
Taffy J. Williams, Ph.D., President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Taffy J. Williams	President, Chief Executive Officer and Director,	April 14, 2003
Taffy J. Williams, Ph.D.		Chairman of the Board (principal executive
officer)

By:	/s/ Brooks Boveroux	Senior Vice President – Finance, Chief	April 14, 2003
Brooks Boveroux		Financial Officer, Secretary and Treasurer
(principal financial and accounting officer)

By:	/s/ Alan D. Watson	Director	April 14, 2003
Alan D. Watson, Ph.D.

By:	/s/ Robert J. Weinstein	Director	April 14, 2003
Robert J. Weinstein, M.D.

By:	/s/ Lester H. McKeever, Jr.	Director	April 14, 2003
Lester H. McKeever, Jr.

By:	/s/ Gene Golub	Director	April 14, 2003
Gene Golub

By:	/s/ William D. McPhee	Director	April 14, 2003
William D. McPhee

S-I

CERTIFICATION

I, Taffy J. Williams, Ph.D., certify that:

1.                                       I have reviewed this annual report on Form 10-K of Photogen Technologies, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003	/s/ Taffy J. Williams
Taffy J. Williams President and Chief Executive Officer

S-II

CERTIFICATION

I, Brooks Boveroux, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Photogen Technologies, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003	/s/ Brooks Boveroux
Brooks Boveroux Chief Financial Officer, Treasurer, Secretary and Senior Vice President- Finance

S-III

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

+3.1

Articles of Incorporation of Photogen Technologies, Inc., as amended  (Filed as Exhibit E to the company’s Proxy Statement on Form DEFM 14A dated September 12, 2002 and incorporated herein by reference.)

+3.2

Amended and Restated Certificate of Designations, Preferences and Rights of Series A Preferred Stock.  (Filed as Exhibit 3.5 to the company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)

+3.4	Amended and Restated Bylaws of Photogen Technologies, Inc. (Filed as Exhibit C to the company’s Information Statement on Form DEF 14C dated December 23, 2002 and incorporated herein by reference.)

+9.1

Voting, Drag-Along and Right of First Refusal Agreement entered into as of November 12, 2002 by and among Robert J. Weinstein, M.D., Stuart P. Levine, Tannebaum, LLC, Mi3 L.P., Oxford Bioscience Partners IV L.P. and MRNA Fund II L.P. (Filed as Exhibit G to the company’s Proxy Statement on Form DEFM 14A dated September 12, 2002 and incorporated herein by reference.)

+10.1

Common Stock Purchase Agreement dated as of August 2, 2002 by and among Photogen Technologies, Inc., Mi3 L.P., Oxford Bioscience Partners IV L.P., MRNA Fund II L.P., New England Partners Capital, L.P. and Tannebaum LLC. (Filed as Exhibit C to the company’s DEFM 14A dated September 12, 2002 and incorporated herein by reference.)

+10.2

Amendment No. 1 to the Common Stock Purchase Agreement dated as of August 2, 2002 by and among Photogen Technologies, Inc., Mi3 L.P., Oxford Bioscience Partners IV L.P., MRNA Fund II L.P., New England Partners Capital, L.P. and Tannebaum LLC. (Filed as Exhibit A to the company’s DEFR 14A Proxy Supplement dated October 18, 2002 and incorporated herein by reference.)

+10.3

Separation Agreement dated as of July 29, 2002 by and among the following: Craig Dees, Ph.D. and Dees Family Foundation, Eric A. Wachter, Ph.D. and Eric A. Wachter 1998 Charitable Remainder Unitrust, Timothy D. Scott, Ph.D. and Scott Family Investment Limited Partnership, Walter Fisher, Ph.D., Fisher Family Investment Limited Partnership, and Walt Fisher 1998 Charitable Remainder Unitrust, and John A. Smolik and Smolik Family LLP, Photogen Technologies, Inc., Photogen, Inc., Robert J. Weinstein, M.D., Stuart P. Levine and Tannebaum, LLC (Filed as Exhibit A to the company’s DEFM 14A dated September 12, 2002 and incorporate herein by reference.)

+10.4

Registration Rights Agreement entered into as of November 12, 2002 by and among Photogen Technologies, Inc., Mi3 L.P., Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Tannebaum, LLC (Filed as Exhibit D to the

EXHIBIT NO.	DESCRIPTION

company’s Proxy Statement on Form DEFM 14A dated September 12, 2002 and incorporated herein by reference.)

+10.5

Letter Agreement entered into as of August 29, 2002 by and between Photogen Technologies, Inc. and Clinical Regulatory Strategies, LLC (Filed as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.)

+10.6

Office Lease dated February 19, 2001 by and between Photogen, Inc. and Union Square, Limited Partnership.  (Filed as Exhibit 10.5 to the company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.)

*10.7

Form of Registration Rights Agreement dated as of December 30, 2002 entered into by and between Photogen Technologies, Inc. and each of Oxford Bioscience Partners IV L.P., MRNA Fund II L.P., DMG Legacy Institutional Fund LLC, DMG Legacy Fund LLC, and DMG Legacy International Ltd.

*10.8	Employment Agreement entered into by the company and Taffy J. Williams, Ph.D., dated October 28, 2002.

*10.9	Employment Agreement entered into by the company and Brooks Boveroux, dated October 28, 2002.

*10.10	Employment Agreement with Reinhard Koenig, Ph.D., M.D., RAC dated October 28, 2002.

+10.11

Incentive Stock Option Award Agreement entered into by and between the company and Taffy J. Williams, Ph.D. dated May 17, 2000.  (Filed as Exhibit 10.4 to the company’s Current Report on Form 8-K dated May 17, 2001 and incorporated herein by reference.)

+10.12

Incentive Stock Option Award Agreement entered into by the company and Brooks Boveroux dated August 1, 2000.  (Filed as Exhibit 10.13 to the company’s Annual Report on Form 10-K dated December 31, 2000 and incorporated herein by reference.)

*10.13	Form of Indemnification Agreement entered into by and between the company and each Director and Senior Vice President of the company.

+10.14

Tufts University Sponsored Research Agreement dated August 1, 1999 by and between Photogen, Inc. and Tufts University, a/k/a Trustees of Tufts College.  (Filed as Exhibit 10.3 to the company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)

EXHIBIT NO.	DESCRIPTION

Confidential portions of this exhibit were redacted.

*10.15	Amended Certificates between Photogen Technologies, Inc. and Farcap Group LLC dated as of January 31, 2003.

+10.16

License Agreement effective as of September 30, 1999 between The General Hospital Corporation and Photogen, Inc.  (Filed as Exhibit 10.7 to the company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)  Confidential portions of this exhibit were redacted.

+10.17

Securities Purchase Agreement dated as of October 20, 1999, among Photogen Technologies, Inc. and Elan International Services, Ltd.  (Filed as Exhibit 10.8 to the company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)  Confidential portions of this exhibit were redacted.

+10.18

Warrant to Purchase Shares of Common Stock dated October 20, 1999 between Photogen Technologies, Inc. and Elan International Services, Ltd.  (Filed as Exhibit 10.9 to the company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)

+10.19

License Agreement dated October 20, 1999 between Photogen Technologies, Inc, Photogen Newco Ltd. and Elan Pharma International Limited.  (Filed as Exhibit 10.13 to the company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)  Confidential portions of this exhibit were redacted.

+10.20

License Agreement dated October 20, 1999 between Elan Pharma International Limited, Photogen Newco Ltd. and Photogen Technologies, Inc. (Filed as Exhibit 10.14 to the company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.) Confidential portions of this exhibit were redacted.

+10.21

Subscription, Joint Development and Operating Agreement dated October 20, 1999 between Elan Pharma International Limited, Elan International Services, Ltd., Photogen Technologies, Inc. and Photogen Newco Ltd.  (Filed as Exhibit 10.15 to the company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.) Confidential portions of this exhibit were redacted.

+10.22

Equipment Lease between Picker Financial Group, L.L.C. and Photogen, Inc. dated October 25, 1999. (Filed as Exhibit 10.37 to the company’s Annual Report on Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.)

EXHIBIT NO.	DESCRIPTION

*10.23	Standstill and Make-Whole Agreement dated as of December 30, 2002 among Xmark Fund, L.P., Xmark Fund, Ltd., Alliance Pharmaceutical Corp. and Photogen Technologies.

*10.24	Convertible Secured Note Purchase Agreement dated as of October 4, 2002 by and between Alliance Pharmaceutical Corp. and Photogen Technologies, Inc.

*10.25	Form of 8% Convertible Secured Promissory Note by Alliance Pharmaceutical Corp. for the benefit of Photogen Technologies, Inc. dated November 15, 2002.

*10.26

Amendment to the 8% Convertible Secured Note Purchase Agreement, 8% Convertible Secured Notes and Related Security Agreements dated as of February 26, 2003 by and among Alliance Pharmaceutical Corp., Photogen Technologies, Inc. and the other noteholders.

*10.27	Warrant Agreement dated as of November 12, 2002 between Broadmark Capital LLC and Photogen Technologies, Inc.

*21	Subsidiaries of Registrant

*99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

+Incorporated herein by reference