Form 10-K/A
period 2002-12-31
PHOTOGEN TECHNOLOGIES INC
filed 2003-05-13
CIK 761237

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

Photogen Technologies, Inc. (“we,” “us,” or the “Company”) amends the Consolidated Statements of Cash Flows set forth in Item 8 of Part I of our Form 10-K for the fiscal year ended December 31, 2002 to correct a mathematical error in the amounts shown in the “Net cash used in continuing operating activities” line item under the heading “Cash Flows from Operating Activities.”  In addition, Item 14 of Part III and the Exhibit Index are amended to reflect the filing of the certificates required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  The amended Items are set forth below.

ITEM 8.  FINANCIAL STATEMENTS.

Photogen Technologies, Inc.
Consolidated Statement of Cash Flows

	Year Ended December 31, 2000	Year Ended December 31, 2001	Year Ended December 31, 2002	Cumulative Amounts From November 3, 1996 (Inception) to December 31, 2002

Cash Flows From Operating Activities
Net income (loss)	$(10,787,062)	$(9,723,016)	$348,119	$(28,745,194)
Loss from discontinued operations	2,642,863	2,909,820	1,496,430	10,679,101
Depreciation and amortization	416,511	442,191	371,319	1,677,904
Loss (gain) on disposal of equipment and leasehold improvements	43,041	(4,617)	—	38,424
Gain on sale of marketable securities	—	—	—	(18,503)
United States Treasury Notes amortization	(41,437)	(1,029)	—	12,586
Gain on sale of therapeutic business	—	—	(11,779,752)	(11,779,752)
Stock option compensation	125,020	64,729	1,062,054	1,678,570
Beneficial inducement costs for convertible notes	—	—	206,348	206,348
Issuance of warrants in exchange for services rendered	2,191,262	760,363	322,000	4,317,091
Issuance of stock options in settlement of lawsuit	—	—	806,415	806,415
Loss from investment in affiliate	1,203,392	1,952,758	3,452,837	6,915,016
Changes in operating assets and liabilities
Prepaid expenses	408,595	152,340	(663,538)	(693,313)
Interest receivable	(8,892)	93,219	—	—
Accounts payable	(141,444)	(267,945)	531,229	905,003
Accrued expenses	579,452	(11,278)	(298,465)	269,709
Accrued equipment lease	—	1,123,740	10,237	1,133,977

Net cash used in continuing operating activities	(3,368,699)	(2,508,725)	(4,134,767)	(12,596,618)

Net cash used in discontinued operations	(2,642,863)	(2,909,820)	(1,496,430)	(10,679,101)

Cash Flows From Investing Activities
Sale of marketable securities	—	—	—	2,164,464
Purchases of marketable securities	—	—	—	(2,182,967)
Purchases of United States Treasury Notes	(11,749,970)	(4,870,000)	—	(38,656,973)
Sales of United States Treasury Notes	12,320,000	9,815,000	—	39,778,548
Purchase of equipment and leasehold improvements	(516,186)	(45,938)	—	(636,877)
Proceeds from sale of equipment	—	145,551	—	145,551
Costs to acquire patent	(50,000)	—	—	(237,335)
Investment in and advances to affiliate	93,548	(2,245,948)	(650,609)	(15,107,468)
Increase in note receivable	—	—	(1,255,000)	(1,255,000)
Decrease in restricted cash	100,000	—	—	—
Decrease (increase) in deposit	(500,000)	(14,383)	100,000	(443,753)

Net cash (used in) provided by investing activities	(302,608)	2,784,282	(1,805,609)	(16,431,810)

Net cash used in investing activities of discontinued operations	—	—	—	(1,306,676)

Cash Flows From Financing Activities
Principal payments on capital leases	$(21,148)	$(18,356)	$—	$(291,704)
Net proceeds from issuance of equity	5,276,340	1,068,723	9,141,901	40,509,340
Proceeds from capital contributions by shareholders		—	—	1,911,674
Proceeds from issuance of debt	—	2,314,005	3,032,905	5,346,910
Cost of recapitalization	—	—	—	(371,111)

Net cash provided by financing activities	5,255,192	3,364,372	12,174,806	47,105,109

Net Increase (Decrease) in Cash and Cash Equivalents	(1,058,978)	730,109	4,738,000	6,090,904

Cash and Cash Equivalents, at beginning of year	1,681,773	622,795	1,352,904	—

Cash and Cash Equivalents, at end of year	$622,795	$1,352,904	$6,090,904	$6,090,904

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

Date:	May 12, 2003	Photogen Technologies, Inc.
		By:	/s/ Taffy J. Williams
Taffy J. Williams, Ph.D., President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Taffy J. Williams	President, Chief Executive Officer and Director,	May 12, 2003
Taffy J. Williams, Ph.D.		Chairman of the Board (principal executive officer)

By:	/s/ Brooks Boveroux	Senior Vice President – Finance, Chief	April 24, 2003
Brooks Boveroux		Financial Officer, Secretary and Treasurer
(principal financial and accounting officer)

By:	/s/ Alan D. Watson	Director	April 24, 2003
Alan D. Watson, Ph.D.

By:	/s/ Robert J. Weinstein, M.D.	Director	April 22, 2003
Robert J. Weinstein, M.D.

By:	/s/ Lester H. McKeever, Jr.	Director	April 22, 2003
Lester H. McKeever, Jr.

By:	/s/ Gene Golub	Director	April 22, 2003
Gene Golub

By:	/s/ William D. McPhee	Director	May 5, 2003
William D. McPhee

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

Date: May 12,2003	/s/ Taffy J. Williams
Taffy J. Williams
President and Chief Executive Officer

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

Date: April 24, 2003	/s/ Brooks Boveroux
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

* Filed herewith.