Form 10QSB
period 2003-03-31
PHOTOGEN TECHNOLOGIES INC
filed 2003-05-20
CIK 761237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-23553

PHOTOGEN TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	62-1742885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

140 Union Square Drive New Hope, Pennsylvania 18938
(Address of principal executive offices)(Zip Code)

215/862-6860
(Issuer’s telephone number, including area code)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,114,868 shares of common stock, $.001 par value per share, issued and outstanding at May 14, 2003.

Transitional Small Business Disclosure Format (check one):

Yes   ☐    No   ☒

i

PART I. FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

	March 31, 2003	December 31, 2002
	(Unaudited)	(Audited)

Assets

Current Assets
Cash and cash equivalents	$2,393,058	$6,090,904
Deposits	108,721	98,721
Prepaid expenses	500,230	693,313

Total Current Assets	3,002,009	6,882,938

Equipment and Leasehold Improvements, less accumulated depreciation of $16,124 and $14,651	34,527	36,000

Patent Costs, net of amortization of $152,775 and $142,359, respectively	347,225	357,641

Deposits	14,383	14,383

Notes Receivable, less allowance for doubtful collection of $1,491,500 and $0, respectively	1,491,500	1,255,000

Investment in and Advances to Affiliate	7,996,555	8,192,452

Total Assets	$12,886,199	$16,738,414

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$632,508	$835,003
Accrued expenses	—	34,132
Accrued equipment lease	401,664	401,664

Total Current Liabilities	1,034,172	1,270,799

Accrued Equipment Lease	334,720	401,664

Shares Subject to Rescission	650,000	650,000

Shareholders’ Equity
Preferred stock; par value $.01 per share; 5,000,000 shares authorized including:
Series A Preferred Stock; 12,856 shares authorized, issued and outstanding, liquidation preference $1,000 per share (in aggregate $12,856,000)	128	128
Common stock; par value $.001 per share; 150,000,000 shares authorized; 16,915,243 and 16,137,465 shares issued and outstanding, respectively	16,915	16,137
Additional paid-in capital	44,536,354	43,144,880
Deficit accumulated during the development stage	(33,686,090)	(28,745,194)

Total Shareholders’ Equity	10,867,307	14,415,951

	$12,886,199	$16,738,414

See accompanying notes to financial statements.

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	Cumulative Amounts From November 3, 1996 (Inception) to March 31, 2003
	(Unaudited)	(Unaudited)	(Unaudited)

Operating Expenses
Research and development	$554,163	$186,664	$4,910,800
General and administrative	4,195,358	570,553	20,842,880
Restructuring charges	—	451,068	1,404,508
Provision for future lease payments	—	—	1,264,208

Total operating expenses	4,749,521	1,208,285	28,422,396

Loss From Joint Venture	(195,897)	(560,114)	(7,110,913)

Investment Income	4,522	1,325	1,213,463

Interest Expense	—	(46,172)	(466,895)

Loss from continuing operations	(4,940,896)	(1,813,246)	(34,786,741)

Discontinued Operations
Loss from operations of discontinued therapeutic business	—	(502,449)	(10,679,101)
Gain from split-off of therapeutic business	—	—	11,779,752

Income (loss) from discontinued operations	—	(502,449)	1,100,651

Net Loss	(4,940,896)	(2,315,695)	$(33,686,090)

Dividends on Preferred Stock	(258,466)	(334,463)

Net Loss Applicable to Common Shareholders	$(5,199,362)	$(2,650,158)

Basic and Diluted Loss Per Common Share from Continuing Operations	$(0.31)	$(0.23)

Basic and Diluted Income (Loss) Per Common Share from Discontinued Operations	$—	$(0.05)

Basic and Diluted Loss Per Common Share	$(0.31)	$(0.28)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	16,670,181	9,585,948

See accompanying notes to financial statements.

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Members’	Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Capital	Stage	Total

Contribution of capital	—	$—	—	$—	—	$—	$7,268	$—	$—	$7,268
Net loss for the period ended December 31, 1996	—	—	—	—	—	—	(1,779)	—	—	(1,779)

Balance, at May 15, 1997	—	$—	—	$—	—	$—	$9,000	$—	$(3,511)	$5,489

Issuance of common stock	—	—	—	—	1,578,208	1,578	—	1,801,872	—	1,803,450
Effect of recapitalization and merger	—	—	—	—	7,421,792	7,422	(9,000)	1,203,765	1,732	1,203,919
Cost associated with recapitalization and merger	—	—	—	—	—	—	—	(371,111)	—	(371,111)
Net loss for the period May 16, 1997 to December 31, 1997	—	—	—	—	—	—	—	—	(554,702)	(554,702)

Balance, at December 31, 1997	—	—	—	—	9,000,000	9,000	—	2,634,526	(556,481)	2,087,045

Issuance of common stock	—	—	—	—	218,755	219	—	6,999,781	—	7,000,000
Costs associated with common stock issuance	—	—	—	—	—	—	—	(50,000)	—	(50,000)
Options issued to consultants	—	—	—	—	—	—	—	45,446	—	45,446
Net loss for the year ended December 31, 1998	—	—	—	—	—	—	—	—	(1,973,913)	(1,973,913)

Balance, at December 31, 1998	—	—	—	—	9,218,755	9,219	—	9,629,753	(2,530,394)	7,108,578

Exercise of stock options	—	—	—	—	1,125	1	—	50,062	—	50,063
Issuance of warrants and options	—	—	—	—	—	—	—	3,664,749	—	3,664,749
Issuance of common stock	—	—	—	—	125,967	126	—	6,082,528	—	6,082,654
Issuance of preferred stock	12,015	120	—	—	—	—	—	11,578,839	—	11,578,959
Net loss for the year ended December 31, 1999	—	—	—	—	—	—	—	—	(6,052,841)	(6,052,841)

Balance, at December 31, 1999	12,015	$120	—	$—	9,345,847	$9,346	$—	$31,005,931	$(8,583,235)	$22,432,162

Stock option compensation	—	—	—	—	—	—	—	125,020	—	125,020
Issuance of warrants and options	—	—	—	—	—	—	—	1,366,050	—	1,366,050
Issuance of preferred stock dividend	841	8	—	—	—	—	—	(8)	—	—
Issuance of preferred stock	—	—	337,056	3,370	—	—	—	5,272,970	—	5,276,340
Net loss for the year ended December 31, 2000	—	—	—	—	—	—	—	—	(10,787,062)	(10,787,062)

Balance, at December 31, 2000	12,856	128	337,056	3,370	9,345,847	9,346	—	37,769,963	(19,370,297)	18,412,510

Stock option compensation	—	—	—	—	—	—	—	64,729	—	64,729
Issuance of common stock for cash	—	—	—	—	49,245	49	—	418,674	—	418,723
Issuance of common stock in satisfaction of anti-dilution provision	—	—	—	—	190,856	191	—	(191)	—	—
Issuance of preferred stock dividend	—	—	20,224	202	—	—	—	(202)	—	—
Net loss for the year ended December 31, 2001	—	—	—	—	—	—	—	—	(9,723,016)	(9,723,016)

Balance, at December 31, 2001	12,856	128	357,280	3,572	9,585,948	9,586	—	38,252,973	(29,093,313)	9,172,946

Stock option compensation	—	—	—	—	—	—	—	73,870	—	73,870
Issuance of warrants for services	—	—	—	—	—	—	—	322,000	—	322,000
Issuance of options in settlement of lawsuit	—	—	—	—	—	—	—	806,415	—	806,415
Employee compensation from stock options	—	—	—	—	—	—	—	988,184	—	988,184
Issuance of preferred stock dividend	—	—	40,194	402	—	—	—	(402)	—	—
Conversion of Series B to common stock	—	—	(397,474)	(3,974)	422,316	422	—	3,552	—	—
Beneficial inducement costs for convertible debt converted	—	—	—	—	—	—	—	206,348	—	206,348
Conversion of line of credit with Elan to common stock	—	—	—	—	128,437	128	—	3,082,359	—	3,082,487
Conversion of line of credit with entity controlled by director of company to common stock	—	—	—	—	2,314,815	2,315	—	2,497,685	—	2,500,000
Retirement of common stock returned in shareholder transaction (Note 6(f))	—	—	—	—	(5,137,109)	(5,137)	—	(12,221,182)	—	(12,226,319)
Issuance of common stock for cash	—	—	—	—	8,823,058	8,823	—	9,133,078	—	9,141,901
Net income for the year ended December 31, 2002	—	—	—	—	—	—	—	—	348,119	348,119

Balance, at December 31, 2002	12,856	$128	—	$—	16,137,465	$16,137	$—	$43,144,880	$(28,745,194)	$14,415,951

Issuance of common stock for cash	—	—	—	—	27,778	28	—	29,972	—	30,000
Issuance of common stock for standstill agreement	—	—	—	—	750,000	750	—	1,173,000	—	1,173,750
Options issued to consultants for services	—	—	—	—	—	—	—	9,200	—	9,200
Shares to be issued to consultants for services	—	—	—	—	—	—	—	28,125	—	28,125
Employee compensation from stock options	—	—	—	—	—	—	—	151,177	—	151,177
Net loss for the three months ended March 31, 2003	—	—	—	—	—	—	—	—	(4,940,896)	(4,940,896)

Balance, at March 31, 2003	12,856	$128	—	$—	16,915,243	$16,915	$—	$44,536,354	$(33,686,090)	$10,867,307

See accompanying notes to financial statements.

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	Cumulative Amounts From November 3, 1996 (Inception)
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net loss	$(4,940,896)	$(2,315,695)	$(33,686,090)
Loss from discontinued operations	—	502,449	10,679,101
Depreciation and amortization	11,889	105,841	1,689,793
Loss (gain) on disposal of equipment and leasehold improvements	—	—	38,424
Gain on sale of marketable securities	—	—	(18,503)
United States Treasury Notes amortization	—	—	12,586
Gain on sale of therapeutic business	—	—	(11,779,752)
Allowance on notes receivable	1,491,500	—	1,491,500
Stock option compensation	160,377	14,567	1,838,947
Beneficial inducement costs for convertible notes	—	—	206,348
Issuance of warrants in exchange for services rendered	—	—	4,317,091
Issuance of stock options in settlement of lawsuit	—	—	806,415
Issuance of stock for standstill agreement	1,173,750	—	1,173,750
Issuance of stock for services rendered	28,125	—	28,125
Loss from investment in affiliate	195,897	560,114	7,110,913
Changes in operating assets and liabilities
Prepaid expenses	193,083	14,888	(500,230)
Accounts payable	(202,495)	97,191	702,508
Accrued expenses	(34,132)	162,802	235,577
Accrued restructuring	—	451,068	—
Accrued equipment lease	(66,944)	(9,391)	1,067,033

Net cash used in operating activities (continuing operations)	(1,989,846)	(416,166)	(14,586,464)

Net cash used in discontinued operations	—	(502,449)	(10,679,101)

Cash Flows From Investing Activities
Sale of marketable securities	—	—	2,164,464
Purchases of marketable securities	—	—	(2,182,967)
Purchases of United States Treasury Notes	—	—	(38,656,973)
Sales of United States Treasury Notes	—	—	39,778,548
Purchase of equipment and leasehold improvements	—	—	(636,877)
Proceeds from sale of equipment	—	—	145,551
Costs to acquire patent	—	—	(237,335)
Investment in and advances to affiliate	—	(168,011)	(15,107,468)
Increase in notes receivable	(1,728,000)	—	(2,983,000)
Decrease in restricted cash	—	(150,000)	—
Decrease (increase) in deposit	(10,000)	200,523	(453,753)

Net cash used in investing activities (continuing operations)	(1,738,000)	(117,488)	(18,169,810)

Net cash used in investing activities of discontinued operations	—	—	(1,306,676)

Cash Flows From Financing Activities
Principal payments on capital leases	$—	$—	$(291,704)
Net proceeds from issuance of equity	30,000	—	40,539,340
Proceeds from capital contributions by shareholders	—	—	1,911,674
Proceeds from issuance of debt	—	—	5,346,910
Cost of recapitalization	—	—	(371,111)

Net cash provided by financing activities	30,000	—	47,135,109

Net Increase (Decrease) in Cash and Cash Equivalents	(3,697,846)	(1,036,103)	2,393,058

Cash and Cash Equivalents, at beginning of period	6,090,904	1,352,904	—

Cash and Cash Equivalents, at end of period	$2,393,058	$316,801	$2,393,058

See accompanying notes to financial statements.

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation SB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

2.	Going Concern

The accompanying financial statements are prepared assuming the Company is a going concern.  The Company believes it lacks sufficient working capital to fund operations for the entire fiscal year ending December 31, 2003 without additional debt or equity financing.  Therefore, substantial additional capital resources will be required to fund the ongoing operations related to the Company’s research and business development activities.  Management believes there are a number of potential alternatives available to meet the continuing capital requirements such as public or private financings or collaborative agreements.  The Company is taking continuing actions to reduce its ongoing expenses.  If adequate funds are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company’s technology or potential products.  The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

3.	Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding.  Loss per share excludes the impact of outstanding options, warrants and convertible preferred stock as they are antidilutive.  Potential common shares excluded from the calculation at March 31, 2003 are 4,575,481 options, 237,431 warrants and 151,819 shares issuable upon the conversion of Series A Preferred Stock.  Basic and diluted loss per common share includes 124,627 shares of common stock subject to rescission.

4.	Stock Options

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), but applies the intrinsic value method set forth in Accounting Principles Board Opinion No. 25 for stock options granted to employees and directors.  The Company expenses the fair value of stock options granted to nonemployees.  In 2002, the Company issued stock options to employees with an exercise price less than the market price on the date of grant that vest over five years.  Accordingly, compensation expense of $151,177 has been recorded in the first quarter of 2003.

For stock options granted to employees and directors during the first quarter of 2003, the Company has estimated the fair value of each option granted using the Black-Scholes option pricing model with the following assumptions:

2003

Weighted average fair value per options granted	$0.93

Significant assumptions (weighted average)
Risk-free interest rate at grant date	3.0%
Expected stock price volatility	99%
Expected option life (years)	5

If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amount indicated below:

2003

Net income (loss), as reported	$(5,199,362)

Add stock based employee compensation expense included in reported net income	151,177

Less total stock-based employee compensation expense determined under the fair value based method for all awards	(559,222)

Pro forma net loss	$(5,607,407)

Basic and diluted loss per common share, as reported	$(0.31)

Basis and diluted loss per common share, pro forma	$(0.34)

5.	Joint Venture/ Investment in Affiliate	Following is summarized financial information for Sentigen at March 31, 2003 and 2002:

March 31,	2003	2002

Cash	$410	$—
License purchased from Elan, net of amortization of $2,445,659 and $1,467,395, respectively	10,054,341	13,532,605

Total assets	$10,054,751	$13,532,605

Due to affiliates	$378,099	$665,299

Total shareholders’ equity	9,676,652	12,867,306

Total liabilities and equity	$10,054,751	$13,532,605

Research and development expense	$—	$445,310
General and administrative expense	—	18,739
Amortization of license	244,566	244,566
Impairment of license	—	—

Net loss	$(244,566)	$(708,615)

6.	Equity Transactions

During the first quarter, pursuant to a standstill agreement with a secured creditor of Alliance Pharmaceutical Corp. (“Alliance”), the Company issued a total of 750,000 shares to the creditor and the creditor agreed to not exercise any rights against Alliance as a creditor.  The value of these shares has been treated as an expense.

7.	Advances to Alliance Pharmaceutical Corp.

Through March 31, 2003, the Company has provided bridge financing to Alliance of an aggregate of $2,983,000 evidenced by 8% convertible secured promissory notes (the “Alliance Notes”) issued pursuant to a Convertible Secured Note Purchase Agreement dated as of October 4, 2002 (the “Note Purchase Agreement”).  The Notes are collateralized by certain assets of Alliance, some of which are subject to prior liens held by Xmark Fund, L.P., Xmark Fund, Ltd. and PFC (a joint venture between Alliance and Baxter Healthcare Corporation).  Based upon the Company’s security interest in the Alliance assets and the potential value of those assets should the Company not acquire the Imagent® business, management established a reserve of $1,491,500 for the value of the notes receivable.  This is a significant estimate and it is subject to change based on Alliance’s activity and its ability to continue operations or its ability to liquidate the underlying collateral.

8.	Subsequent Events	On May 1, 2003, the Company executed a Going Forward Agreement with Xmark Fund, L.P. and Xmark Fund, Ltd. (collectively, “Xmark”). Xmark holds secured debt of Alliance Pharmaceutical Corp.. The Going

Forward Agreement provides, among other things, that the Company will use commercially reasonable efforts to purchase by June 30, 2003 the assets related to Alliance’s imaging and diagnostics business, including Alliance’s Imagent® product.  Separately, Alliance and the Company agreed to amend their term sheet to extend the Company’s exclusive option to acquire the Imagent® business until July 15, 2003.

On May 1, 2003, the Company also executed a Participation Agreement with Xmark pursuant to which the Company agreed to purchase a one-third undivided interest in Xmark’s loan to Alliance.  The Company paid $1,250,000 for this participation.  As a result, the Company will have an undivided one-third interest in amounts Xmark collects from Alliance in connection with this loan.

To obtain funds for acquiring the participation in Xmark’s loan to Alliance, the Company issued a Revolving Convertible Senior Secured Promissory Note to Oxford BioScience Partners IV L.P. in the principal amount of up to $1,500,000.  This Note is secured by a first priority security interest on all of the Company’s assets, bears interest at 7.25% per annum and is due on the earlier of August 5, 2003 or upon the occurrence of an “acceleration event.”  All principal and interest under the Note will convert into the Company’s common stock upon completion of a qualified financing that closes before August 5, 2003 at the same price and on the same terms as are in effect for the other investors in the qualified financing; and Oxford BioScience will have the same rights, benefits and obligations as other investors in that financing.  The acceleration events include a breach of the Company’s obligations or representations under a Security Agreement in favor of Oxford BioScience Partners; if the Company files for bankruptcy protection or similar events occur indicating insolvency; if the Company liquidates; or if the Company incurs any debt senior or pari passu to the debt to Oxford BioScience.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Portions of the discussion in this item contain forward-looking statements and are subject to the Risk Factors described below.

The accompanying financial statements have been prepared assuming we are a going concern.  Management believes it lacks sufficient working capital to fund operations for the entire fiscal year ending December 31, 2003 without additional debt or equity financing.  The financial statements for the quarter ended March 31, 2003 do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from this uncertainty.

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

In December 2001, we announced positive preclinical results of PH-50.  Based on these studies, the extensive preclinical toxicology and other study work already performed, including the product’s use in approximately 65 patients for lymphography, we shifted our strategic direction to focus on the cardiovascular and lymphography applications.  We have not completed development of any diagnostic product or process at this time and have no revenue from operations.

We have also entered into a term sheet with Alliance Pharmaceutical Corp. (“Alliance”) which gives us the exclusive option until July 15, 2003 to acquire all of the medical imaging assets of Alliance, including Imagent®, an FDA approved intravenous contrast agent for use with ultrasound imaging equipment.

On May 1, 2003, we executed a Going Forward Agreement with Xmark Fund, Ltd. and Xmark Fund, L.P. (collectively, “Xmark”).  Xmark holds secured debt of Alliance.  The Going Forward Agreement provides, among other things, that we will use commercially reasonable efforts to purchase by June 30, 2003 the assets related to Alliance’s imaging and diagnostics business, including Alliance’s Imagent® product (the “Imagent® business”).  Separately, Alliance agreed to amend the term sheet to extend our exclusive option to acquire the Imagent® business until July 15, 2003.

We also agreed to file a registration statement with the Securities and Exchange Commission (“SEC”), within 60 days, to allow Xmark’s resale of shares Photogen has and will issue to Xmark.  If the closing of the acquisition of the Imagent® business occurs, we will disclose in our SEC filings additional terms concerning our additional obligations to Xmark as a result of the acquisition.  Xmark agreed not to exercise any rights against Alliance as a creditor until June 30, 2003.

On May 1, 2003, we also executed a Participation Agreement with Xmark pursuant to which we agreed to purchase a one-third undivided interest in Xmark’s loan to Alliance.  We paid $1,250,000 for this participation.  As a result, we will have an undivided one-third interest in amounts Xmark collects from Alliance in connection with this loan.  We do not have any interest in Alliance’s assets that are collateral for the Xmark loan by virtue of the Participation Agreement; however, we currently have a lien subordinate to Xmark relating to the Imagent® business.

To obtain funds for acquiring the participation in Xmark’s loan to Alliance, we issued a Revolving Convertible Senior Secured Promissory Note (the “Note”) to Oxford BioScience Partners IV L.P. (“Oxford Bioscience”) in the principal amount of up to $1,500,000.  The Note is secured by a first priority security interest on all of our assets, bears interest at 7.25% per annum and is due on the earlier of August 5, 2003 or upon the occurrence of an “acceleration event.”  All principal and interest under the Note will convert into our common stock upon completion of a qualified financing that closes before August 5, 2003.  The Note will be converted into the number of shares of our common stock at the same price and on the same terms as are in effect for the other investors in the qualified financing; and Oxford BioScience will have the same rights, benefits and obligations as other investors in that financing.  The acceleration events include a breach of our obligations or representations under a Security Agreement in favor of Oxford BioScience; if we file for bankruptcy protection or similar events occur indicating insolvency; if we liquidate; or if we incur any debt senior or pari passu to the debt to Oxford BioScience.

In addition, through March 31, 2003, we loaned Alliance an aggregate of $2,983,000 evidenced by 8% convertible secured promissory notes (the “Alliance Notes”).  Together with any other holders of notes issued pursuant to the Convertible Secured Note Purchase Agreement dated as of October 4, 2002 (the “Note Purchase Agreement”), we have liens on certain of the assets of Alliance.  Our lien on the Imagent®-related assets is subordinate in priority to liens held by Xmark.  As of March 31, 2003, there was approximately $4,750,000 of debt subject to the Xmark liens.  Our lien related to Alliance’s Oxygent product is subordinate to a lien held by PFC Therapeutics, LLC (“PFC”).  Our other liens on the assets of Alliance are first priority liens.  Alliance has the right to make payments of interest under the Alliance Notes in shares of its common stock.  We have the right to convert the outstanding principal and interest under the Alliance Notes into shares of Alliance common stock at the conversion price of $0.35 per share.  Any shares of Alliance common stock we receive in lieu of cash interest payments may have a value less than the cash that we would otherwise be owed.  Any shares of Alliance common stock that we receive from Alliance will be restricted securities and subject to Rule 144 trading restrictions.  We have certain demand and piggyback registration rights with respect to any shares of Alliance common stock that we receive under the terms of the Note Purchase Agreement.

As of March 31, 2003, we recorded $2,983,000 of notes receivable in connection with advances that we made to Alliance in exchange for the Alliance Notes.  As described above, the Alliance Notes are collateralized by certain assets of Alliance, some of which are subject to prior liens held by Xmark and PFC.  Based upon our security interest in the Alliance assets and the potential value of those assets, management established a reserve of $1,491,500 for the value of the notes receivable.  However, this is a significant estimate and it is subject to change based on Alliance’s activity and its ability to continue operations or its ability to liquidate the underlying collateral.

We expect that our quarterly and annual results of operations will fluctuate based on several factors including, the availability of capital to support our operations, the timing and amount of expenses involved in conducting our research programs, particularly the conduct of clinical trials, the cost of clinical material used in those trials and required for compliance with FDA regulations and the amount, if any, of fees, milestone payments and research support payments received from potential strategic partners.

We consider our investment in the joint venture with affiliates of Elan to be subject to a significant estimate.  The carrying value of our 80.1% equity interest in Sentigen, Ltd., the joint venture entity, at March 31, 2003 was $7,996,555.  Sentigen’s management reviewed its financial projections at year-end 2002 and concluded that given delays in the development of N1177, resulting from capital constraints, the carrying value of the intangible assets in the joint venture should be reduced by $2,500,000.  The assumptions underlying the financial forecasts were based on currently available information, including estimates of development costs, pricing, operating expenses and market sizes and penetration.  These estimates may change and any such changes may impact future estimates of appropriate carrying values.  Currently, we do not believe any further impairment to our investment is necessary.

Results of Operations

Our efforts have been focused on the development and clinical testing of diagnostic products.  To date, we have not generated revenues from the sale of any proposed diagnostic products or other operations.  Net loss applicable to common shareholders (after preferred dividends) was $2,650,158 and $5,199,362 for the first quarter ended March 31, 2002 and 2003, respectively, and our cumulative losses since inception, including “in-kind” preferred stock and beneficial conversion dividends totaling $7,904,695, are approximately $41,590,785.

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

Research and development expenses for the quarters ended March 31, 2002 and 2003 were $186,664 and $554,163, respectively.  These expenses include personnel costs, fees and other compensation paid to outside consultants, and costs associated with conducting preclinical studies and manufacturing product to be used in these studies.

Substantially all of the research expenses in the first quarter of 2003 were oriented to the preclinical development of PH-50, a product having greater market potential than N1177.  Expenses associated with the development of PH-50 are borne completely by us, whereas expenses associated with the development of N1177 are charged to our joint venture.

General and administrative expenses were $570,553 and $4,195,358 for the quarters ended March 31, 2002 and 2003, respectively.  These expenses include costs associated with our potential acquisition of the Imagent® business, obtaining patent protection for our intellectual property, costs associated with administrative personnel and corporate management, the amortization of options granted to our employees, legal and related expenses and facilities expenses.

In the first quarter of 2003, general and administrative expenses increased by $3,624,805 to $4,195,358.  The primary reasons for the increase were related to our potential acquisition of the Imagent® business from Alliance including, (i) provisions we have taken against advances we had made to Alliance and shares of our common stock we had issued to a secured creditor of Alliance pursuant to a standstill agreement with that creditor and (ii) costs of conducting due diligence activities related to the potential acquisition of the Imagent® business.  As part of the November, 2002 restructuring and financing, stock options were granted to our remaining employees with an exercise price equal to the price at which common stock was sold to the new institutional investors.  As the exercise price was below the closing price of the company’s common stock at the date of grant, we recorded an expense of approximately $151,177 in the first quarter of 2003 reflecting the differential between those two prices.

In the fourth quarter of 1999, we entered into a joint venture with affiliates of Elan for the development of N1177, a potential product to identify and diagnose lymph nodes for the presence of cancer. We own 80.1% of the joint venture entity, Sentigen, Ltd., with the balance owned by Elan.  During the first quarter of 2002 and 2003 we recorded losses from the joint venture of  $560,114 and $195,897, respectively.  In 2002, these losses resulted from our share of development expenses incurred in the joint venture by the two participants, including personnel expenses and costs associated with developing a manufacturing process, and the purchase of drug substance and other materials.  In 2003, these losses were substantially the result of the amortization of the license purchased from Elan.  As there have been delays, principally due to capital constraints, on the development of N1177, Sentigen recorded in 2002 a $2.5 million charge, of which our 80.1% share is approximately $2.0 million, as an impairment to the carrying value of the Sentigen license.  Currently, we do not believe any further impairment to our investment is necessary.

Investment income for the quarters ended March 31, 2002 and 2003 was $1,325 and $4,522, respectively.  Investment income is generated by the amount of capital in our investment portfolio prior to it being used to fund our operations and the rate of interest earned on that capital.  We invest funds in the investment portfolio in U.S. government obligations.  We expect investment income to continue to fluctuate both as the size of the investment portfolio decreases or increases and as the rate of interest earned by the portfolio varies due to shifts in short term interest rates.

Since inception, we had been developing products for both therapeutic and medical imaging applications.  As one of a series of transactions on November 12, 2002, we split off our therapeutic business to certain founding shareholders.  Accordingly, the expenses associated with that business have been reclassified as discontinued operations.  Our therapeutic business had been focused on the development of certain photodynamic therapy products, in particular a compound we call PH-10.  In the first quarter of 2002, we incurred losses related to these operations of $502,449.  On November 12, 2002, this business was split off to certain founding shareholders in exchange for all of their 52.9% ownership interest in Photogen.

For the quarters ended March 31, 2002 and 2003 we had no purchases of equipment and leasehold improvements.  During the next twelve months we expect capital expenditures for equipment to be insignificant.

Liquidity; Capital Resources

Without additional financing we may not have sufficient cash resources for our current commitments beyond the third quarter of 2003 (depending on the pace of our spending for preclinical and clinical testing and other commitments, which, to an extent, we can adjust to preserve cash).  We will need substantial additional financing for our research, clinical testing, product development and marketing programs.  We cannot accurately estimate the amount of additional financing required; however, the amount could be an additional $30 million or more over the next several years.  In particular, we are currently seeking to raise up to $20 million in one or more transactions to acquire assets from Alliance through the sale of securities to accredited investors.  See “Risk Factors — We must raise additional financing in the future and our inability to do so will prevent us from implementing our business plan,” below.

At March 31, 2003, we had cash and cash equivalents totaling approximately $2,393,058.

During the first quarter, pursuant to a standstill agreement with a secured creditor of Alliance, we issued a total of 750,000 shares of our common stock to the creditor and the creditor agreed to not exercise any rights against Alliance as a creditor.  The value of these shares has been treated as an expense.

On May 1, 2003, we executed a Going Forward Agreement with Xmark.  Xmark holds secured debt of Alliance.  The Going Forward Agreement provides, among other things, that we will use commercially reasonable efforts to purchase by June 30, 2003 the assets related to Alliance’s imaging and diagnostics business, including Alliance’s Imagent® business.  Separately, Alliance agreed to amend the term sheet to extend our exclusive option to acquire the Imagent® business until July 15, 2003.

On May 1, 2003, we also executed a Participation Agreement with Xmark pursuant to which we agreed to purchase a one-third undivided interest in Xmark’s loan to Alliance.  We paid $1,250,000 for this participation.  As a result, we will have an undivided one-third interest in amounts Xmark collects from Alliance in connection with this loan.  We do not have any interest in Alliance’s assets that are collateral for the Xmark loan by virtue of the Participation Agreement; however, we currently have a lien subordinate to Xmark relating to the Imagent® business.

To obtain funds for acquiring the participation in Xmark’s loan to Alliance, we issued the Note to Oxford BioScience in the principal amount of up to $1,500,000.  The Note is secured by a first priority security interest on all of our assets, bears interest at 7.25% per annum and is due on the earlier of August 5, 2003 or upon the occurrence of an “acceleration event.”  All principal and interest under the Note will convert into our common stock upon completion of a qualified financing that closes before August 5, 2003.  The Note will be converted into the number of shares of our common stock at the same price and on the same terms as are in effect for the other investors in the qualified financing; and Oxford BioScience will have the same rights, benefits and obligations as other investors in that financing.  The acceleration events include a breach of our obligations or representations under a Security Agreement in favor of Oxford BioScience; if we file for bankruptcy protection or similar events occur indicating insolvency; if we liquidate; or if we incur any debt senior or pari passu to the debt to Oxford BioScience.

With the proceeds of the financing we closed in November and December 2002 and January 2003 and our promissory note from Oxford Bioscience, we believe we have sufficient capital to carry out planned activities into the second quarter of 2003.  Our ability to conduct operations beyond that date is entirely dependent on our ability to obtain additional capital.  If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result.  However, there can be no assurance that such capital will be available under acceptable terms, if at all.  See “Risk Factors — We must raise additional financing in the future and our inability to do so will prevent us from implementing our business development plan,” below.

We have used, and expect over the next 12 months to use the capital available from sales of common stock, for general corporate purposes, including activities related to preparing for and conducting clinical trials, purchase and preparation of clinical material, conduct of preclinical studies, administrative expenses to support our research and development activities, capital expenditures and to meet working capital needs.  Proceeds from the sale of our common stock to the institutional investors in 2002 must be used for the following purposes (including related general and administrative costs) in the following order or priority, unless otherwise authorized by a majority of our Board:

•                  To seek FDA approval for the use of PH-50 (our cardiovascular diagnostic technology) as a computed tomography (“CT”) contrast agent.

•                  To seek FDA approval for the use of N1177 (being developed through our joint venture with Elan) as a lymphography contrast agent.

•                  To perform pre-clinical exploration of the use of PH-50 to identify vulnerable plaque.

•                  To acquire or license compounds to build a product pipeline for the company.

We plan to raise up to $20 million of capital in one or more transactions in order to acquire certain assets of Alliance, including Imagent® and to provide the working capital necessary to launch Imagent® and finance our operations.  We engaged Thomas Weisel Partners LLC and SCO Securities LLC to assist us in our efforts to privately place our securities to raise such funds.  In addition, we expect to evaluate from time to time the acquisition or license of businesses, technologies or products.  The purchase of any such licenses or technologies would be funded by a portion of any net proceeds of future offerings or the issuance of debt or equity securities specifically for that purpose.  We also expect our use of capital to increase as we conduct further clinical trials.

Our only long-term commitment that is not recorded on our financial statements is for our office space in Pennsylvania.  Annual rent for this lease, which expires in 2004, is approximately $190,765.

Plan of Operation

Management believes it lacks sufficient working capital to fund operations for the entire fiscal year ending December 31, 2003. Therefore, substantial additional capital resources will be required to fund the ongoing operations related to our research and business development activities.  The audit report of our independent auditors for the year ended December 31, 2002, includes a paragraph that notes that the company’s financial condition raises substantial doubt about its ability to continue as a going concern.  We believe there are a number of potential alternatives available to meet the continuing capital requirements such as public or private financings or collaborative agreements.  We are taking continuing actions to reduce our ongoing expenses.  If adequate funds are not available, we will be required to significantly curtail our operating plans and may have to sell or license out significant portions of our technology or potential products.  The first quarter 2003 financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

Greater capital resources would enable us to quicken and expand our research and development activities, and our failure to raise additional capital will (absent a suitable collaborative agreement providing for a third party to take over these functions) significantly impair or curtail our ability to conduct further research and development activities and our ability to seek regulatory approval for any possible product resulting from that research.  In any event, complete development and commercialization of our technology will require substantial additional funds.  See “Risk Factors — We must raise additional financing in the future and our inability to do so will prevent us from implementing our business plan,” below.  We are actively seeking to raise up to $20 million in one or more transactions through the sale of our common stock or other securities in a private placement to fund the acquisition of Alliance’s medical imaging assets and to provide working capital necessary to fund our operations.

ITEM 3.  CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in filings made pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-QSB and have determined that such disclosure controls and procedures are effective.

Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

RISK FACTORS

This Form 10-QSB contains (and press releases and other public statements we may issue from time to time may contain) a number of forward-looking statements regarding our business and operations.  Statements in this document that are not historical facts are forward-looking statements.  Such forward-looking statements include those relating to:

•                  our current business and product development plans,

•                  our future business and product development plans,

•                  the timing and results of regulatory approval for proposed products, and

•                  projected capital needs, working capital, liquidity, revenues, interest costs and income.

Examples of forward-looking statements include predictive statements, statements that depend on or refer to future events or conditions, and statements that may include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “should,” “may,” or similar expressions, or statements that imply uncertainty or involve hypothetical events.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from what is currently anticipated.  We make cautionary statements in certain sections of this Form 10-QSB, including under “Risk Factors.” You should read these cautionary statements as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB, in the materials referred to in this Form 10-QSB, in the materials incorporated by reference into this Form 10-QSB, or in our press releases or other public statements.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-QSB or other documents incorporated by reference might not occur.  No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement.

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

We have incurred losses since the beginning of our operations.  As of March 31, 2003, we have incurred cumulative net losses (before dividends on preferred stock) of approximately $33,686,090.  We expect our losses to increase in the future as our financial resources are used for research and development, preclinical and clinical testing, regulatory activities, manufacturing, marketing and other related expenses.  We may not be able to achieve or maintain profitability in the future.  We have never declared or paid any cash dividends to stockholders and do not expect to do so in the foreseeable future.

We must raise additional financing in the future and our inability to do so will prevent us from implementing our business development plan.

During 2002, we sold $12,028,902 of our common stock to certain institutional investors and a group of individual accredited investors at a price per share of $1.08 ($2,500,000 of which was from the conversion of our outstanding note payable to Tannebaum LLC).  Our cash and securities on hand at March 31, 2003 was approximately $2.4 million.  We expect to have sufficient cash resources for our current commitments through the second quarter of 2003 (depending on the amount of any additional advances to Alliance and the pace of our spending for preclinical and clinical testing and other commitments, which, to an extent, we can adjust to preserve cash).  We will need substantial additional financing for our research, clinical testing, product development and marketing programs.

Through March 31, 2003, we have provided bridge financing to Alliance of an aggregate of $2,983,000. Together with any other holders of notes issued pursuant to the Note Purchase Agreement, we have liens on certain of the assets of Alliance.  Our lien on the Imagent®-related assets is subordinate in priority to liens held by Xmark.  As of March 31, 2003, there was approximately $4,750,000 of debt subject to the Xmark liens.  Our lien related to Alliance’s Oxygent product is subordinate to a lien held by PFC.  Our other liens on the assets of Alliance are first priority liens and give us a security interest in collateral not covered by the Xmark and PFC prior liens.  Alliance has the right to make payments of interest under the Alliance Notes in shares of its common stock.  We have the right to convert the outstanding principal and interest under the Alliance Notes into shares of Alliance common stock at the conversion price of $0.35 per share.  Any shares of Alliance common stock we receive in lieu of cash interest payments may have a value less than the cash that we would otherwise be owed and those shares may not be readily marketable.  Consequently, there is a risk that we may not be able to be fully repaid the bridge financing we provided to Alliance.

We cannot accurately estimate the amount of additional financing required to develop our products; however, the amount could be an additional $30 million or more over the next several years.  In particular, we are currently seeking to raise up to $20 million in one or more transactions to acquire the Imagent® business from Alliance through a private placement to accredited investors.  Additional funds may not be available on acceptable terms, if at all, and existing stockholders may be diluted as a result of those offerings.  The pricing of our common stock, or other securities convertible into common stock, in any such transaction may also result in an increase in the number of shares of common stock issuable upon exercise of warrants in accordance with the anti-dilution provisions in the instruments governing those securities.

We are in active discussions with several financing sources, but we cannot give assurances that we will obtain the necessary financing to acquire the Imagent® business from Alliance.  There also can be no assurance that:

•                  we will be able to obtain an extension of our exclusive option on acceptable terms if we do not obtain the necessary financing by July 15, 2003;

•                  Alliance will be in a financial position to repay us in full the outstanding amounts due under the terms of the Alliance Notes if we do not consummate a transaction; and

•                  Alliance’s employees will agree to become employees of Photogen if we consummate a transaction with Alliance and offer employment to those employees or that the Imagent® business will be profitable to us.

Our proposed products are subject to extensive testing and government approval, and we may not obtain or maintain the approvals necessary to sell our proposed products.

None of our proposed imaging products have received the FDA’s approval.  An extensive series of clinical trials and other associated requirements must be completed before our proposed products can be approved and sold in the U.S. or other countries.  Requirements for FDA approval of a product include preclinical and clinical testing for effective use and safety in animals and humans, which can be extremely costly.  The time frame necessary to perform these tasks for any individual product is long and uncertain, and we may encounter problems or delays that we cannot predict at this time.  Even if testing is successful, our proposed products may not demonstrate sufficient effectiveness or safety to warrant approval by the FDA or other regulatory authorities.  Any regulatory approval may not cover the clinical symptoms or indications that we may seek.  We must also obtain regulatory approvals comparable to those required in the U.S. to market our products in other countries.

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

Our results from early clinical trials may not predict results that we will obtain in large-scale clinical trials, as a number of companies have suffered significant setbacks in advanced clinical trials, even after promising results in early trials.

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

Product liability claims could increase our costs and adversely affect our results of operations.

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

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that these rights are covered by valid and enforceable patents or effectively maintained as trade secrets.  We own two patents in the U.S., and sixteen other patents in foreign countries including Australia, Canada, Japan and Germany.  These patents relate to methods for performing lymphography.  We have filed patent applications in the U.S. and under the Patent Cooperation Treaty covering a number of foreign countries.  These patent applications relate to the use of nanoparticulates, including PH-50, as cardiovascular imaging agents and to deliver pharmacologically active substances for treatment of various diseases.  We are also the exclusive licensee of a group of patented proprietary compounds known as “nanoparticulates,” including N1177 and PH-50 from Nycomed Imaging AS.  We are the exclusive licensee of U.S. and foreign patent applications from Massachusetts General Hospital which relate to diagnostic imaging agents and methods for using the diagnostic imaging agents for medical location, treatment and diagnosis of tumors and other diseased tissues.

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

As of March 31, 2003, we employed three senior executive officers.  We also have retained consultants to advise us in regulatory affairs and product development matters.  If we lost the services of our executive officers or outside consultants, we could experience a delay in the implementation of our business plan until we arranged for another individual or firm to fulfill the role.

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

We face substantial competition from competitors with greater financial, technical and human resources and with greater experience in developing products, conducting preclinical or clinical testing, obtaining regulatory approvals, manufacturing and marketing.  We understand that the existing market for radiopaque contrast agents is estimated to be approximately $3.4 billion worldwide.  The dominant uses of media are those employed in conjunction with CT/x-ray scans.  Approximately half of the usage is in the U.S. Omnipaque®, marketed by a unit of Amersham and is estimated to be the leading agent utilized in coronary angiography.  Other companies marketing contrast agents include Mallinckrodt, Inc. (a unit of Tyco International Ltd.), Berlex Laboratories, Inc. (a subsidiary of Schering AG) and Bracco.

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

Our products may not be fully accepted by physicians, laboratories and health insurance providers, which would reduce our revenue and limit our ability to raise capital.

Our growth and success will depend upon market acceptance by physicians, laboratories and health insurance providers of our products.  This requires acceptance of our products as clinically useful and cost-effective alternatives to other medical imaging methods.  In addition, physicians may utilize imaging techniques other than those for which our products are being developed (such as magnetic resonance imaging) to image internal vasculature and organs and therefore, our products may not be utilized.

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

As of March 31, 2003, a small group of stockholders control approximately 69.4% of our outstanding common stock.  Several of our principal stockholders are also parties to the Voting, Drag-Along and Right of First Refusal Agreement (the “Voting Agreement”) concerning the election of certain designees to the Board of Directors.  The Voting Agreement requires these stockholders to vote their shares for the election of certain individuals nominated by parties to the Voting Agreement.  This concentration of ownership and control may delay or prevent a change in control of Photogen, and may also result in a small supply of shares available for purchase in the public securities markets.  These factors may affect the market and the market price for our common stock in ways that do not reflect the intrinsic value of the stock.

The price and trading volume of our common stock fluctuates significantly, like that of many biopharmaceutical companies, which may make it difficult for us or a stockholder to sell our common stock at a suitable price and may cause dilution for existing stockholders when we issue additional shares.

During the period from January 1, 2003 through March 31, 2003 the trading price of our common stock ranged from $2.78 to $0.90 per share.  Daily trading volume ranged from zero shares to approximately 29,800 shares during that period.

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

As of March 31, 2003:

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

(b)                                  Reports on Form 8-K.

The following reports on Form 8-K were filed during the three-month period ending March 31, 2003:

1.                                       Report on Form 8-K dated January 2, 2003 disclosing the final closing of its financing with certain institutional and individual accredited investors.

2.                                       Report on Form 8-K dated January 24, 2003 disclosing the holding of a Special Meeting of Stockholders.

3.                                       Report on Form 8-K dated May 1, 2003 disclosing certain transactions with Alliance Pharmaceuticals Corp., Xmark Fund, L.P. and Xmark Fund, Ltd.

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 19, 2003	Photogen Technologies, Inc.

/s/ Taffy J. Williams, Ph.D.
Taffy J. Williams, Ph.D., President and Chief Executive Officer

/s/ Brooks Boveroux
Brooks Boveroux, Senior Vice President – Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

CERTIFICATION

I, Taffy J. Williams, Ph.D., President and Chief Executive Officer of Photogen Technologies, Inc. (“registrant”), certify that:

1.          I have reviewed this quarterly report on Form 10-QSB of the registrant;

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Taffy J. Williams, Ph.D.
Taffy J. Williams, Ph.D. Chief Executive Officer May 19, 2003

CERTIFICATION

I, Brooks Boveroux, Chief Financial Officer of Photogen Technologies, Inc. (“registrant”), certify that:

1.          I have reviewed this quarterly report on Form 10-QSB of the registrant;

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Brooks Boveroux
Brooks Boveroux Chief Financial Officer May 19, 2003

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