Form 10QSB
period 2003-06-30
PHOTOGEN TECHNOLOGIES INC
filed 2003-09-05
CIK 761237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 19,553,314 shares of common stock, $.001 par value per share, issued and outstanding at August 12, 2003.

Transitional Small Business Disclosure Format (check one):

Yes  ☐         No  ☒

INDEX

At this time, this Form 10-QSB and financial statements have not been reviewed by external auditors. We intend to consult in the future with external auditors and will make any revisions that management deems necessary through an appropriate amendment to this Form 10-QSB.

At this time, this Form 10-QSB and financial statements have not been reviewed by external auditors. We intend to consult in the future with external auditors and will make any revisions that management deems necessary through an appropriate amendment to this Form 10-QSB.

PART I. FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS

Photogen Technologies, Inc.
(A Development Stage Company)
Consolidated Condensed Balance Sheets
All amounts in $

	June 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$1,053,640	$6,090,904
Deposits	108,721	98,721
Prepaid expenses	718,842	693,313
Total Current Assets	1,881,203	6,882,938

Property, Plant and Equipment , less accumulated depreciation of $137,010 and $14,651, respectively	7,153,785	36,000

Patent Costs, net of amortization of $163,021 and $142,359, respectively	336,979	357,641

Deposits	14,383	14,383

Purchased Technology	14,131,597	1,255,000

Investment in and Advances to Affiliate	7,604,761	8,192,452
Total Assets	$31,122,708	$16,738,414

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$4,277,883	$869,135
Notes payable	2,500,000
Lines of Credit	4,682,093
Accrued equipment lease	401,664	401,664
Total Current Liabilities	11,861,640	1,270,799

Accrued Equipment Lease	200,831	401,664

Shares Subject to Rescission		650,000

Shareholders’ Equity
Preferred stock; par value $.01 per share; 5,000,000 shares authorized including:
Series A Preferred Stock; 12,856 shares authorized, issued and outstanding, liquidation preference $1,000 per share (in aggregate $12,856,000)	128	128
Common stock; par value $.001 per share; 150,000,000 shares authorized; 19,278,007 and 16,137,465 shares issued and outstanding, respectively	19,278	16,137
Additional paid-in capital	50,989,932	43,144,880
Common stock to be issued upon shareholder approval	5,043,226
Deficit accumulated during the development stage	(36,992,327)	(28,745,194)
Total Shareholders’ Equity	19,060,237	14,415,951
	$31,122,708	$16,738,414

Photogen Technologies, Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Operations
(Unaudited)
All amounts in $

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002	Cumulative Amounts From November 3, 1996 (inception) to June 30, 2003
					(Unaudited)
Operating Expenses
Research and development	$209,282	$152,873	$763,445	$339,537	$5,120,082
Sales, general and administrative	2,653,464	754,084	6,848,822	1,324,637	23,496,344
Restructuring charges	—	—	—	451,068	1,404,508
Provision for future lease payments	—	—	—	—	1,264,208
Total Operating Expenses	2,862,746	906,957	7,612,267	2,115,242	31,285,142

Loss from Joint Venture	(391,794)	(380,331)	(587,691)	(940,445)	(7,502,707)

Investment Income	2,291	177	6,813	1,502	1,215,754

Interest Expense	(53,988)	(54,541)	(53,988)	(100,713)	(520,883)
Loss from continuing operations	(3,306,237)	(1,341,652)	(8,247,133)	(3,154,898)	(38,092,978)

Discontinued Operations
Loss from operations of discontinued therapeutic business	—	(544,657)	—	(1,047,106)	(10,679,101)
Gain from split-off of therapeutic business	—	—	—	—	11,779,752
Income from discontinued operations	—	(544,657)	—	(1,047,106)	1,100,651
Net Loss	$(3,306,237)	$(1,886,309)	$(8,247,133)	$(4,202,004)	$(36,992,327)

Dividends on Preferred Stock	(265,504)	(344,215)	(523,970)	(678,678)

Net Loss Applicable to Common Shareholders	$(3,571,741)	$(2,230,524)	$(8,771,103)	$(4,880,682)

Basic and Diluted Loss per Common Share	$(.21)	$(.23)	$(.52)	$(.51)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	17,267,374	9,585,948	16,973,099	9,585,948

Photogen Technologies, Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Shareholders’ Equity
(Unaudited)

										Deficit
	Preferred Stock							Common Stock	Additional	Accumulated
	Series A		Series B		Common Stock		Members’	To be	Paid-in	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Capital	Stage	Total

Contribution of capital	—	$—	—	$—	—	$—	$7,268		$—	$—	$7,268
Net loss for the period ended December 31, 1996	—	—	—	—	—	—	(1,779)		—	—	(1,779)

Balance, at May 15, 1997	—	$—	—	$—	—	$—	$9,000		$—	$(3,511)	$5,489

Issuance of common stock	—	—	—	—	1,578,208	1,578	—		1,801,872	—	1,803,450
Effect of recapitalization and merger	—	—	—	—	7,421,792	7,422	(9,000)		1,203,765	1,732	1,203,919
Cost associated with recapitalization and merger	—	—	—	—	—	—	—		(371,111)	—	(371,111)
Net loss for the period May 16, 1997 to December 31, 1997	—	—	—	—	—	—	—		—	(554,702)	(554,702)

Balance, at December 31, 1997	—	—	—	—	9,000,000	9,000	—		2,634,526	(556,481)	2,087,045

Issuance of common stock	—	—	—	—	218,755	219	—		6,999,781	—	7,000,000
Costs associated with common stock issuance	—	—	—	—	—	—	—		(50,000)	—	(50,000)
Options issued to consultants	—	—	—	—	—	—	—		45,446	—	45,446
Net loss for the year ended December 31, 1998	—	—	—	—	—	—	—		—	(1,973,913)	(1,973,913)

Balance, at December 31, 1998	—	—	—	—	9,218,755	9,219	—		9,629,753	(2,530,394)	7,108,578

Exercise of stock options	—	—	—	—	1,125	1	—		50,062	—	50,063
Issuance of warrants and options	—	—	—	—	—	—	—		3,664,749	—	3,664,749
Issuance of common stock	—	—	—	—	125,967	126	—		6,082,528	—	6,082,654
Issuance of preferred stock	12,015	120	—	—	—	—	—		11,578,839	—	11,578,959
Net loss for the year ended December 31, 1999	—	—	—	—	—	—	—		—	(6,052,841)	(6,052,841)

Balance, at December 31, 1999	12,015	120	—	—	9,345,847	9,346	—		31,005,931	(8,583,235)	22,432,162

Stock option compensation	—	—	—	—	—	—	—		125,020	—	125,020
Issuance of warrants and options	—	—	—	—	—	—	—		1,366,050	—	1,366,050
Issuance of preferred stock dividend	841	8	—	—	—	—	—		(8)	—	—
Issuance of preferred stock	—	—	337,056	3,370	—	—	—		5,272,970	—	5,276,340
Net loss for the year ended December 31, 2000	—	—	—	—	—	—	—		—	(10,787,062)	(10,787,062)

Balance, at December 31, 2000	12,856	128	337,056	3,370	9,345,847	9,346	—		37,769,963	(19,370,297)	18,412,510

Stock option compensation	—	—	—	—	—	—	—		64,729	—	64,729
Issuance of common stock for cash	—	—	—	—	49,245	49	—		418,674	—	418,723
Issuance of common stock in satisfaction Of anti-dilution provision	—	—	—	—	190,856	191	—		(191)	—	—
Issuance of preferred stock dividend	—	—	20,224	202	—	—	—		(202)	—	—
Net loss for the year ended December 31, 2001	—	—	—	—	—	—	—		—	(9,723,016)	(9,723,016)

Balance, at December 31, 2001	12,856	128	357,280	3,572	9,585,948	9,586	—		38,252,973	(29,093,313)	9,172,946

										Deficit
	Preferred Stock							Common Stock	Additional	Accumulated
	Series A		Series B		Common Stock		Members’	To be	Paid-in	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Capital	Stage	Total

Balance, at December 31, 2001	12,856	$128	357,280	$3,572	9,585,948	$9,586	$—	$	$38,252,973	$(29,093,313)	$9,172,946

Stock option compensation	—	—	—	—	—	—	—		73,870	—	73,870
Issuance of warrants for service	—	—	—	—	—	—	—		322,000	—	322,000
Issuance of options in settlement of lawsuit	—	—	—	—	—	—	—		806,415	—	806,415
Employee compensation from stock options	—	—	—	—	—	—	—		988,184	—	988,184
Issuance of preferred stock dividends	—		40,194	402	—	—	—		(402)	—	—
Conversion of Series B to common stock	—		(397,474)	(3,974)	422,316	422	—		3,552	—	—
Beneficial inducement costs for convertible debt converted	—		—	—	—	—	—		206,348	—	206,348
Conversion of line of credit with Elan to common stock	—		—	—	128,437	128	—		3,082,359	—	3,082,487
Conversion of line of credit with entity controlled by director of company to	—		—	—					—	—
common stock					2,314,815	2,315	—		2,497,685		2,500,000
Retirement of common stock returned in shareholder transaction (Note 6(f))	—		—	—	(5,137,109)	(5,137)	—		(12,221,182)	—	(12,226,319)
Issuance of common stock for cash	—		—	—	8,823,058	8,823	—		9,133,078	—	9,141,901
Net loss for the year ended December 31, 2002	—	—	—	—	—	—	—		—	348,119	348,119

Balance, at December 31, 2002	12,856	$128	—	$—	16,137,465	$16,137	$—	$	$43,144,880	$(28,745,194)	$14,415,951

Issuance of common stock for cash	—	—	—	—	27,778	28	—		29,972	—	30,000
Issuance of common stock for standstill agreement	—	—	—	—	750,000	750	—		1,173,000	—	1,173,750
Options issued to consultants for services	—	—	—	—	—	—	—		9,200	—	9,200
Shares issued to consultant for services	—	—	—	—	18,750	19	—		62,294	—	62,313
Employee compensation from stock options	—	—	—	—	—	—	—		314,462	—	314,462
Shares issued in Technology Purchase	—	—	—	—	2,198,137	2,198	—		5,581,070	—	5,583,268
Shares to be issued in Technology Purchase	—	—	—	—	—	—	—	5,043,226		—	5,043,226
Shares previously subject to rescission	—	—	—	—	124,627	125	—		649,875	—	650,000
Penalty shares to Xmark	—	—	—	—	11,250	11	—		25,189	—	25,200
Options exercised through cashless exercise	—	—	—	—	10,000	10	—		(10)	—	—
Net loss for the six months ended June 30, 2003	—	—	—	—	—	—	—		—	(8,247,133)	(8,247,133)

Balance, at June 30, 2003	12,856	$128	—	$—	19,278,007	$19,278	$—	$5,043,226	$50,989,932	$(36,992,327)	$19,060,237

Photogen Technologies, Inc.
(A Development Stage Company)
Consolidated Condensed Statements of Operations
(Unaudited)
All amounts in $

	Six Months Ended June 30, 2003	Six Months Ended June 30,2002	Cumulative Amounts From November 3, 1996 (Inception)
			(Unaudited)
Cash Flows From Operating Activities
Net loss	$(8,247,133)	$(4,202,004)	$(36,992,327)
Loss from discontinued operations			10,679,101
Depreciation and amortization	143,021	211,684	1,820,925
Loss on disposal of fixed assets	—	—	38,424
Gain on sale of marketable securities	—	—	(18,503)
United States Treasury Notes Amortization	—	—	12,586
Gain on sale of therapeutic business			(11,779,752)
Stock option compensation	314,462	29,134	1,993,032
Issuance of stock for standstill agreement	1,198,950	—	1,198,950
Beneficial inducement costs for convertible notes			206,348
Issuance of warrants in exchange for services rendered	—	—	4,317,091
Issuance of stock options in settlement of lawsuit			806,415
Issuance of stock for services rendered	71,513		71,513
Loss from investment in affiliate	587,691	940,445	7,502,707
Changes in operating assets and liabilities:
Prepaid expenses	(25,529)	29,775	(718,842)
Accounts payable	(114,064)	514,210	790,939
Accrued expenses	684,760	412,824	954,469
Accrued equipment lease	(200,832)	(107,719)	933,145
Accrued restructuring		301,068
Net cash used in operating activities (continuing operations)	(5,587,161)	(1,870,583)	(18,183,779)
Net cash used in discontinued operations	—	—	(10,679,101)

Cash Flows From Investing Activities
Sale of marketable securities	—	—	2,164,464
Purchases of marketable securities	—	—	(2,182,967)
Purchases of United States Treasury Notes	—	—	(38,656,973)
Sales of United States Treasury Notes	—	—	39,778,548
Purchase of capital assets	—	—	(636,877)
Proceeds from sale of equipment	—	—	145,551
Costs to acquire patent	—	—	(237,335)
Investment in and advances to affiliate	—	(531,053)	(15,107,468)
Decrease (increase) in deposit	(10,000)	298,850	(453,753)
Investment in Alliance Pharmaceutical Corp.	1,255,000		—
Technology Purchase	(5,407,196)		(5,407,196)
Net cash used in investing activities	(4,162,196)	(232,203)	(20,594,006)
Net cash used in investing activities of discontinued operations	—	—	(1,306,676)

Cash Flows From Financing Activities
Principal payments on capital leases	—	—	(291,704)
Net proceeds from issuance of equity	30,000	—	40,539,340
Proceeds from capital contributions by shareholders	—	—	1,911,674
Proceeds from issuance of debt	4,682,093	832,905	10,029,003
Cost of recapitalization	—	—	(371,111)
Net cash provided by financing activities	4,712,093	832,905	51,817,202

Increase (decrease) in Cash and Cash Equivalents	(5,037,264)	(1,269,881)	1,053,640

Cash and Cash Equivalents, at beginning of period	6,090,904	1,352,904	—
Cash and Cash Equivalents, at end of period	$1,053,640	$83,023	$1,053,640

1.                                       Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-K.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The financial statements have not been reviewed by external auditors.  The Company intends to consult with external auditors and amend this Form 10-QSB to make any revisions that may be necessary.

2.                                       Going Concern

The accompanying financial statements are prepared assuming the Company is a going concern.  The Company believes it lacks sufficient working capital to fund operations for the entire fiscal year ending December 31, 2003.  Substantial additional capital resources will be required to fund the ongoing operations related to the Company’s marketing, manufacturing, research and business development activities.  Management believes there are a number of potential alternatives available to meet the continuing capital requirements such as public or private financings or collaborative agreements.  The Company is taking continuing actions to reduce its ongoing expenses.  If adequate funds are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company’s technology or products.  The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

3.                                       Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding.  Loss per share excludes the impact of outstanding options, warrants, convertible preferred stock and shares issuable following shareholder approval of the acquisition of the medical imaging (“Imagent”) business (“Purchased Technology” or “Technology Purchase”) of Alliance Pharmaceutical Corp. (“Alliance”), as they are antidilutive.  Potential common shares excluded from the calculation at June 30, 2003 are 6,441,231 options, 427,431 warrants, 151,819 shares issuable upon the conversion of Series A Convertible Preferred Stock, and 1,985,522 shares to be issued following shareholder approval.

4.                                       Stock Options

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), but applies the intrinsic value method set forth in Accounting Principles Board Opinion No. 25 for stock options granted to employees and directors.  The Company expenses the fair value of stock options granted to nonemployees.  In 2002, the Company issued stock options to employees with an exercise price less than the market price on the date of grant, which vest over four years.  In 2003, the Company also issued stock options in connection with the Technology Purchase with an exercise price less than the market price on the date of grant, which vest over four years. Accordingly, compensation expense of  $314,462 has been recorded in the first six months of 2003.

For stock options granted to employees and directors during the first six months of 2003, the Company has estimated the fair value of each option granted using the Black-Scholes option-pricing model with the following assumptions:

2003

Weighted average fair value per options granted	$2.05

Significant assumptions (weighted average)
Risk-free interest rate at grant date	5.0%
Expected stock price volatility	99%
Expected option life (years)	5

If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amount indicated below:

2003

Net Loss, as reported	$(8,771,103)

Add stock based employee compensation expense included in reported net income	314,462

Less total stock-based employee compensation expense determined under the fair value based method for all awards	(1,219,234)
Pro forma net loss	$(9,675,875)

Basic and diluted loss per common share, as reported	$(0.52)
Basis and diluted loss per common share, pro forma	$(0.57)

5.                                      Joint Venture/Investment in Affiliate

Following is summarized financial information for Sentigen at June 30, 2003 and 2002:

June 30,	2003	2002

Cash	$410	$—
License purchased from Elan, net of amortization of $2,690,225 and $1,711,961, respectively	9,565,209	13,288,039

Total assets	$9,565,619	$13,288,039

Due to affiliates	$378,099	$230,254

Total shareholders’ equity	9,187,520	13,057,785

Total liabilities and equity	$9,565,619	$13,288,039

Research and development Expense	$—	$666,219
General and administrative expense	—	18,739
Amortization of license	489,132	489,132
Impairment of license	244,566	—

Net loss	$(733,698)	$(1,174,090)

6.                                      Purchased Technology

On June 18, 2003, the Company closed on the acquisition of the medical imaging business of Alliance Pharmaceutical Corp. (the “Purchased Technology”).  A summary of the Purchased Technology acquisition costs and allocation to the assets acquired and liabilities assumed is as follows:

Total Acquisition Costs:
Issuance of Common Stock	$10,626,494
Acquisition-related Expenses	$5,407,196
$16,033,690
Allocated to Assets and Liabilities as follows:
Tangible Assets Acquired	$7,240,145
Assumed Liabilities	$(5,338,052)
Purchased Technology	$14,131,597
$16,033,690

Following is summarized statements of revenues and direct expenses for the Purchased Technology for the year ended December 31, 2002 and the approximate six-month period ended June 18, 2003 (date of purchase):

	Year ended 12/31/02	Six-Month period ended 6/18/03	Total for Periods
Expenses:
Research & development	$12,775,041	$4,501,299	$17,276,341
Sales, general and administrative	5,080,021	1,363,973	6,443,995
Total Expenses	$17,855,063	$5,865,273	$23,720,336

Assuming that the Technology Purchase had occurred on the first day of the Company’s fiscal year ended December 31, 2002 or the first day of the six-month period ended June 30, 2003 (unaudited) pro forma condensed consolidated financial information would be as follows:

	Year ended 12/31/02	Six-Month period ended 6/30/03	Total for Periods
Expenses:
Research & development	$14,002,938	$5,264,745	$19,267,683
Sales, general and administrative	9,110,104	8,212,796	17,322,900
Restructuring charge	807,483	—	807,483
Total Expenses	23,920,525	13,477,541	37,398,066
Loss from joint venture	(3,452,837)	(587,691)	(4,040,528)
Investment income	1,563	6,813	8,376
Interest expense	(418,466)	(53,988)	(472,454)
Loss from continuing operations	(27,790,265)	(14,112,407)	(41,902,672)
Discontinued operations - net	10,283,322	—	10,283,322
Expenses in excess of revenues	$(17,506,943)	$(14,112,407)	$(31,619,350)

This pro forma information is not necessarily indicative of the actual results that would have been achieved had the Purchased Technology been acquired the first day of the Company’s year or six-month period, nor is it necessarily indicative of future results.

7.                                      Equity Transactions

Pursuant to a Standstill and Make Whole Agreement with Xmark Fund, L.P. and Xmark Fund Ltd. (collectively “Xmark”), secured creditors of Alliance, the Company issued a total of 750,000 shares to Xmark.  Xmark agreed to not exercise any rights against Alliance as a creditor.  The value of these shares was treated as an expense.

On May 2, 2003, the Company executed a Going Forward Agreement with Xmark that provided, among other things, for the issuance of shares of the Company’s common stock upon the acquisition of the Purchased Technology as payment for interest owed by Alliance to Xmark.  Xmark also has certain put rights with respect to shares of the Company it owns.

On June 18, 2003, the Company issued 2,198,137 shares of its common stock to certain creditors of Alliance, including Xmark, as partial consideration for the Technology Purchase.  Following approval by shareholders, the Company will issue an additional 1,985,522 shares to certain other creditors as part of the Purchased Technology.

In the second quarter, the Company recognized the issuance of 124,627 shares of common stock that previously had been subject to rescission.

During the first half of 2003, the Company issued an aggregate of 67,778 shares pursuant to several factors including cash, compensation for service, penalties for failure to timely register certain shares and cashless exercise of stock options.

8.                                      Secured Debt

Notes payable – At the closing of the Technology Purchase, the Company issued to Xmark promissory notes in the total principal amount of $2,500,000.  The notes are payable in two equal installments on August 5 and November 3, 2003 or (if sooner) at the time the Company completes a financing of at least $18,000,000 of gross proceeds and bear interest at 3% over the prime rate.  Interest is payable in shares of common stock.

Obligations to Xmark (including obligations under the put right) are secured by a first priority security interest on the Imagent related tangible and intangible assets.

Lines of Credit – To obtain funds for operations and certain cash payments related to the Technology Purchase, the Company issued $4,660,000 in Revolving Convertible Senior Secured Promissory Notes (the “Promissory Notes”) to two institutional investors (“Investors”).  The notes are secured by a first priority security interest on all the Company’s assets (but as to the lien on Imagent related assets, the lien is subordinate to the security interest held by Xmark), bear interest at 7.25% per annum, compounded monthly, and are due on the earlier of August 5, 2003 or upon the occurrence of an “acceleration event.”  All principal and interest under the Promissory Notes will convert into the Company’s common stock upon completion of a qualified financing that closes before August 5, 2003 at the same price and on the same terms as are in effect for the other investors in the qualified financing; and the Investors will have the same rights, benefits and obligations as other investors in that financing.  The acceleration events include a breach of the Company’s obligations or representations under a security agreement in favor of the Investors; if the Company files for bankruptcy protection or similar events occur indicating insolvency; if the Company liquidates, or if the Company incurs any debt senior or pari passu to the debt of the Investors.

9.                                      Subsequent Events

The Company defaulted on the principal payment due to Xmark on August 5, 2003 and Xmark delivered a notice stating that it was accelerating all amounts due under the notes.  On August 18, 2003, the Company and Xmark executed a Letter Agreement pursuant to which the Company made an immediate payment of $1,250,000 and Xmark rescinded the default notice.  In addition, as part of the Letter Agreement:

•                  The Company has the right to extend the November 3, 2003 payment due date monthly until April 3, 2004 for a fee (and not as a reduction of any amounts due and owing under the promissory notes) ranging from $50,000 to $100,000 per month.

•                  The demand registration rights held by Xmark became piggyback registration rights.

•                  The definition of “Event of Default” was changed to be repayments of borrowed money indebtedness.

•                  If the Company makes payments to certain institutions, it will make a pro-rata payment to Xmark.

The Company defaulted on its Promissory Notes due to the Investors.  The Investors have not asserted any of their rights under the default provisions of the Promissory Notes and have continued to advance capital, payable upon demand, to the Company.  All other terms and conditions of these Promissory Notes remain unchanged.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Portions of the discussion in this Form 10-QSB contain forward-looking statements and are subject to the Risk Factors described below.  References to the “Company,” “Photogen,” “we” or “our” are to Photogen Technologies, Inc. and its consolidated subsidiaries.  Imagent® is a registered trademark owned by Photogen.

The accompanying financial statements have been prepared assuming we are a going concern.  The Company lacks sufficient working capital to fund operations for the remainder of the fiscal year ending December 31, 2003 without additional debt or equity financing.  The financial statements for the six months ended June 30, 2003 do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from this uncertainty.

On November 12, 2002, we split off our therapeutic business to certain founding shareholders in exchange for all of their 52.9% ownership interest in Photogen.  Our therapeutic business had been focused on the development of certain photodynamic therapy products.  Our remaining diagnostic business has been focused on the development of products for medical imaging, with particular emphasis on cardiovascular imaging.

On June 18, 2003, we closed on the acquisition of assets related to the diagnostic imaging business, including Imagent (perflexane lipid microspheres), an FDA-approved product, of Alliance Pharmaceutical Corp. (“Alliance”).  We also entered into a number of agreements related to that acquisition.  The financial statements include the operating impact of this acquisition from June 18, 2003 through June 30, 2003.  We are currently seeking additional capital to operate the Imagent business and to continue our development programs.

At the closing, we paid approximately $1,300,000 in cash and delivered 2,198,137 shares of our common stock.  At the direction of Alliance, we delivered the cash and stock to creditors, employees and vendors of Alliance.  In addition to the bridge financing we provided to Alliance before the closing, our purchase of a $1,250,000 interest in Alliance’s obligations to two of its creditors, Xmark Fund, Ltd. and Xmark Fund, L.P. (collectively “Xmark”), and our assumption of specified Alliance operating liabilities related to Imagent, we are obligated to pay additional amounts to Alliance secured and unsecured creditors after the closing (including Xmark, discussed below, and others).  At various times between 90 and 365 days after the closing and subject to reaching satisfactory agreements with certain Alliance secured and unsecured creditors, we must pay an aggregate amount of up to approximately $3,000,000 to creditors other than Xmark and (subject to stockholder approval, discussed below) deliver up to an aggregate of approximately 1,985,522 shares of our common stock.  The amount of consideration was determined through arms-length negotiations.

In addition, after the closing and through 2010, we must pay Alliance further consideration in the form of an earn out based on Imagent revenue we invoice (subject to certain reductions).  This earn out equals, for each year of the earn out:  7.5% of Imagent revenue up to $20,000,000; 10% of Imagent revenue between $20,000,000 and $30,000,000; 15% of Imagent revenue between $30,000,000 and $40,000,000; and 20% of Imagent revenue above $40,000,000.  The earn out will be reduced by amounts we pay pursuant to a license agreement with Schering Aktiengesellschaft (“Schering”), net of payments we receive from Schering under the license, and amounts of any indemnification claims we have against Alliance.  The earn out is subject to three additional offsets (which are to be applied in the manner described in the Asset Purchase Agreement dated as of June 10, 2003 with Alliance) that entitle us to retain portions of the earn out otherwise payable to Alliance:

•                  Up to approximately $1,600,000 for a fixed price offset, depending on the satisfaction of certain conditions;

•                  The amount of any payments not committed to at closing that we make after the closing to Alliance’s creditors plus up to $1,000,000 of litigation expenses for certain patent and other litigation; and

•                  Between $4,000,000 and $5,000,000, which is the principal and accrued interest under our bridge loans to Alliance, depending on the satisfaction of certain conditions.

We also entered into a series of agreements with Xmark.  Pursuant to a Standstill and Make Whole Agreement dated as of December 30, 2002, we issued 750,000 shares of our common stock to Xmark, who agreed to not exercise any rights against Alliance as a creditor for the period of the standstill.  On May 2, 2003, we entered into a Going Forward Agreement pursuant to which Xmark agreed to extend the period during which Xmark had refrained from exercising its rights as a creditor against Alliance to permit us to complete the acquisition.  On that date, we also purchased the $1,250,000 interest in Alliance’s obligations to Xmark.

At the closing of our acquisition of the Imagent assets, pursuant to the Going Forward Agreement, we delivered to Xmark our promissory notes in the total principal amount of $2,500,000.  These notes are payable in two equal installments on August 5, 2003 and November 3, 2003 or (if sooner) at the time we complete a financing resulting in at least $18,000,000 of gross proceeds to us and bear interest at 3% over the prime rate.  The interest on the notes is payable in shares of our common stock.  At the closing, we issued Xmark 1,056,144 shares of our common stock for the interest that had accrued to that date.

Our obligations to Xmark are secured by a first priority security interest on the Imagent related tangible and intangible assets.  Xmark would be entitled to foreclose on its lien covering these assets if we default on our obligations to Xmark, if we lose FDA approval for Imagent, if we fail to pay other debts, or if we file for bankruptcy protection or similar matters.

We defaulted on the principal payment due on August 5, 2003 and Xmark delivered a notice to us stating that it was accelerating all amounts due under the notes.  We negotiated a new agreement with Xmark dated August 18, 2003 (the “Letter Agreement”) pursuant to which we agreed to make an immediate payment of $1,250,000 and Xmark agreed to rescind the default notice.  The other key terms of the Letter Agreement are as follows:

•                  We remain obligated to make a second principal payment of $1,250,000 on the earlier to occur of (i) November 3, 2003 or (ii) the consummation of one or more institutional financings resulting in aggregate gross proceeds to us of at least $18,000,000.  We will have the right to extend the November 3rd due date monthly until April 3, 2004 for a fee (and not as a reduction of any amounts due and owing under the promissory notes) ranging from $50,000 to $100,000 per month.

•                  Within twenty days of the execution of the Letter Agreement we will pay to Xmark, in cash or in shares of our common stock (valued at $1.00 per share, subject to certain adjustments), $26,248 for failure to timely register the shares of our common stock issued to Xmark for resale.

•                  Our obligation to register the shares of common stock issued to Xmark for resale under the terms of the Going Forward Agreement was terminated and no further penalty payments or shares will be due to Xmark as a result of our failure to register the shares of our common stock held by Xmark.  In lieu of the demand registration rights Xmark previously had, the Letter Agreement provides that Xmark will have piggy-back registration rights.

•                  The definition of “Event of Default” in the security agreements securing our obligations to Xmark was amended.  The provision that an Event of Default included any default by us in the payment of borrowed money indebtedness was eliminated.  Instead, we agreed that it would be an Event of Default if we made repayments of borrowed money indebtedness.

•                  With regard to payments to certain specified institutions, we agreed we would also make a pro rata payment to Xmark.

Except as specifically amended by the Letter Agreement, the terms of the Going Forward Agreement and the other agreements governing our obligations to Xmark remain in effect, including Xmark’s put right with respect to our common stock that Xmark owns.

Xmark’s put right, as set forth in the Going Forward Agreement, requires us to repurchase at $1.00 per share up to 750,000 shares of common stock we issued under a prior agreement with Xmark and all additional shares we issue to Xmark under the Going Forward Agreement.  The put right is fully exercisable beginning on the earlier of 13 months after the closing of the acquisition of the Imagent assets or the date on which we close a financing for $20,000,000 or more.  Before that time, Xmark can exercise the put right in quarterly installments beginning 90 days after the closing of our acquisition of the Imagent assets.  In connection with these quarterly installments, we can elect to defer repurchasing the shares if we lack adequate cash to satisfy our operating and working capital requirements for the subsequent 18-month period based on an operating plan approved by our Board.  We agreed to use our reasonable efforts to have sufficient cash to meet our operating plan.  If we do not repurchase these shares, Xmark is entitled to a payment of 1.5% of the value of the shares not repurchased for any 30-day period or pro rata portion thereof during which such failure is continuing.

We issued 82,977 shares of our common stock to Xmark as of August 1, 2003 for interest and various penalties, including the failure to register the shares of our common stock held by Xmark by that date.

In connection with the closing of the acquisition of the Imagent assets, we issued approximately 18% of our outstanding common stock.  Nasdaq rules applicable under these circumstances require us to obtain prior stockholder approval before issuing more than 20% of our stock.  We intend to hold a meeting of stockholders, currently planned for the fourth quarter of 2003.  At the stockholder meeting, we will ask stockholders to consider approving our issuing additional shares of common stock that may exceed 20% of the outstanding common stock, which will be utilized in connection with the acquisition.  Additional details about these matters will be provided in our proxy materials to be filed with the Securities and Exchange Commission.

We expect that our quarterly and annual results of operations will fluctuate based on several factors including, the timing and amount of expenses involved in marketing and manufacturing Imagent, conducting our research programs, particularly the conduct of clinical trials, the cost of clinical material used in those trials and required for compliance with FDA regulations and the amount, if any, of fees, milestone payments and research support payments received from potential strategic partners.

We consider our investment in the purchased technology of Imagent to be a significant estimate.  The carrying value of this technology is $14,131,597.  The assumptions underlying the financial forecast have been based on currently available information including estimates of market size and penetration, pricing, competitive threats and general operating expenses.  These estimates may change and such changes may impact future estimates of carrying value.

We also consider our investment in the joint venture with affiliates of Elan Corporation, plc (“Elan”) to be subject to a significant estimate.  The carrying value of our 80.1% equity interest in Sentigen, Ltd., the joint venture entity, plus advances to Sentigen, Ltd., at December 31, 2002 totaled $8,192,452.  Sentigen’s management reviewed its financial projections and has concluded that given delays in the development of N1177, resulting from capital constraints, the carrying value of the intangible assets in the joint venture should be reduced by $2,500,000.  In addition, commencing in April, 2003, as the development plans are being further delayed pending the acquisition of sufficient capital to allocate to the development of N1177, Sentigen is recording an additional monthly impairment provision of $81,522. The assumptions underlying the financial forecasts were based on currently available information, including estimates of development costs, pricing, operating expenses and market sizes and penetration.  These estimates may change and any such changes may impact future estimates of appropriate carrying values.

Results of Operations

Prior to our acquisition of the Imagent assets in June, 2003, our efforts were focused on the development and clinical testing of diagnostic products, specifically PH-50, being developed as a cardiovascular imaging agent, and N1177, being developed for lymphography, the diagnosis of cancer metastasizing to lymph nodes.  To date, we have not generated revenues from the sale of any proposed diagnostic products or other operations.  Net loss applicable to common shareholders (after preferred dividends) was $4,880,682 and $8,771,103 for the six months ended June 30, 2002 and 2003, respectively.  Our cumulative losses since inception, including “in-kind” preferred stock and beneficial conversion dividends totaling $8,170,199, are approximately $45,162,526.

With the acquisition of the Imagent business, we hired approximately 35 employees related to this business.  These employees were formerly associated with Alliance and bring capabilities in manufacturing, marketing and additional capabilities in research and related administrative infrastructure.  We also continue to contract with third party consultants having expertise in clinical development and regulatory matters to supplement our internal capabilities.  In addition, we contract with third party research laboratories, contract research organizations and manufacturers for clinical material supplies and the management of clinical trials, and with academic and other institutions to conduct specified research projects.

Research and development expenses for the six months ended June 30, 2002 and 2003 were $339,537 and $763,445, respectively.  These expenses include personnel costs, fees and other compensation paid to outside consultants, and costs associated with conducting preclinical studies and manufacturing product to be used in these studies.

Substantially all of the research expenses in the first six months of 2003 were oriented to the preclinical development of PH-50, a product having greater market potential than N1177.

Expenses associated with the development of PH-50 are borne completely by us, whereas expenses associated with the development of N1177 are charged to Sentigen, our joint venture.  Due to capital constraints, we incurred minimal expenses in the joint venture, other than amortization of our investment in the joint venture, during the first half of 2003.

Selling, general and administrative expenses from continuing operations were $1,324,637 and $6,848,822 for the six months ended June 30, 2002 and 2003, respectively.  These expenses include costs associated with our acquisition of the Imagent business, obtaining patent protection for our intellectual property, costs associated with administrative personnel and corporate management, the amortization of options granted to our employees, legal and related expenses and facilities expenses.

In the first six months of 2003, general and administrative expenses increased by $5,524,185 to $6,848,822.  The primary reasons for the increase were related to our acquisition of the Imagent business from Alliance including, (i) provisions we have taken against advances we had made to Alliance and shares of our common stock we had issued to Xmark pursuant to a standstill agreement with Xmark, (ii) costs of conducting due diligence and other activities related to the acquisition of the Imagent business and (iii) costs incurred by us to operate the Imagent business following its acquisition.  As part of the November, 2002 restructuring and financing, stock options were granted to our remaining employees with an exercise price equal to the price at which common stock was sold to the new institutional investors.  In addition, as part of the acquisition of the Imagent business and the related hiring of employees from Alliance, we granted these new employees an aggregate of 1,865,750 stock options with an exercise price of $1.25 per share.  As the exercise prices were below the closing price of our common stock at the dates of grant, we recorded an expense of approximately $314,462 in the first six months of 2003 reflecting the differentials between those respective two prices.

In the fourth quarter of 1999, we entered into a joint venture with affiliates of Elan for the development of N1177, a potential product to identify and diagnose lymph nodes for the presence of cancer.  We own 80.1% of the joint venture entity, Sentigen, Ltd., with the balance owned by Elan.  During the first six months of 2002 and 2003, we recorded losses from the joint venture of $940,445 and $587,691, respectively.  In 2002, these losses resulted from our share of development expenses incurred in the joint venture by the two participants, including personnel expenses and costs associated with developing a manufacturing process, and the purchase of drug substance and other materials.  In 2003, these losses were substantially the result of the amortization of the license purchased from Elan and a charge for further impairment of the license value as, due to capital constraints, limited development work was being conducted.

Investment income for the six months ended June 30, 2002 and 2003 was $1,502 and $6,813, respectively.  Investment income is generated by the amount of capital in our investment portfolio prior to it being used to fund our operations and the rate of interest earned on that capital.  We invest funds in the investment portfolio in U.S. government obligations.  We expect investment income to continue to fluctuate both as the size of the investment portfolio decreases or increases and as the rate of interest earned by the portfolio varies due to shifts in short term interest rates.

Since inception, we had been developing products for both therapeutic and medical imaging applications.  As one of a series of transactions on November 12, 2002, we split off our therapeutic business to certain founding shareholders in exchange for all of their 52.9% ownership interest in Photogen.  Accordingly, the expenses associated with that business have been reclassified as discontinued operations.  Our therapeutic business had been focused on the development of certain photodynamic therapy products, in particular a compound we called PH-10.  In the first half of 2002, we incurred losses related to these operations of $1,047,106.

For the six months ended June 30, 2002 and 2003 we had no purchases of equipment and leasehold improvements other than the acquisition of theassets related to the Imagent business, including the lease of a manufacturing facility located in San Diego.  During the next twelve months we expect capital expenditures for equipment to be less than $500,000.

Liquidity; Capital Resources

Without additional financing we may not have sufficient cash resources for our current commitments beyond the third quarter of 2003.  We are currently funding our operations through borrowings, evidenced by secured promissory notes, payable upon demand, from our principal institutional investor.  We will need substantial additional financing for our research, clinical testing, product development and marketing programs.  We cannot accurately estimate the amount of additional financing required; however, the amount could be an additional $30 million or more over the next several years.  In particular, we are currently seeking to raise capital in one or more transactions to fund our immediate and longer term capital needs through the private placement of securities to accredited investors. See “Risk Factors—We must raise additional financing in the future and our inability to do so will prevent us from implementing our business plan,” above.

At June 30, 2003, we had cash and cash equivalents totaling approximately $1,053,640.

On June 18, 2003, we closed the acquisition of the Imagent business from Alliance.  At the closing, we paid approximately $1,300,000 in cash and delivered 2,198,137 shares of our common stock.  At the direction of Alliance, we delivered the cash and stock to creditors, employees and vendors of Alliance.  In addition to the bridge financing we provided to Alliance before the closing, our purchase of a $1,250,000 interest in Alliance’s obligations to Xmark and our assumption of specified Alliance operating liabilities related to Imagent, we are obligated to pay additional amounts to Alliance secured and unsecured creditors at various times between 90 and 365 days after the closing and subject to reaching satisfactory agreements with certain Alliance secured and unsecured creditors.  We must pay an aggregate amount of up to approximately $3,000,000 to creditors other than Xmark, pay certain royalties based upon sales of Imagent, subject to certain offsets, and (subject to stockholder approval) deliver up to an aggregate of approximately 1,985,522 shares of our common stock.

We also entered into a series of agreements with Xmark.  During the first six months, pursuant to an agreement with Xmark, we issued a total of 761,250 shares (including 11,250 shares as a penalty for the failure to register those shares by April, 2003) of our common stock to Xmark and Xmark agreed to not exercise any rights against Alliance as a creditor.  On May 2, 2003, we entered into a Going Forward Agreement pursuant to which Xmark agreed to extend the period during which Xmark had refrained from exercising its rights as a creditor against Alliance to permit us to complete the acquisition.

At the closing of the Imagent acquisition, we issued Xmark an additional 1,056,000 shares that represented payment of interest that was due to Xmark by Alliance through the closing date of the acquisition.  The value of these additional 1,056,000 shares has been treated as part of the purchase price of the Imagent business.

Also at the closing of our acquisition of the Imagent assets, pursuant to the Going Forward Agreement, we delivered to Xmark our promissory notes in the total principal amount of $2,500,000.  These notes are payable in two equal installments on August 5, 2003 and November 3, 2003 or (if sooner) at the time we complete a financing resulting in at least $18,000,000 of gross proceeds to us and bear interest at 3% over the prime rate.  The interest on the notes is payable in shares of our common stock.

Three of our existing institutional investors have provided capital to us in exchange for our convertible promissory notes in an aggregate principal amount of up to $4,660,000 (at June 30, 2003 and $5,160,000 as at July 31, 2003).  The notes bear interest at a rate of 7.25% per annum, compounded monthly.  Unless converted into common stock, amounts due under the notes were payable on the earlier of August 5, 2003 or the date that we commit various defaults or become subject to bankruptcy or similar proceedings.  We defaulted on the payment of these notes on August 5, 2003; however, two of these investors loaned us an additional $350,000 as evidenced by promissory notes dated August 12, 2003 and $1,484,000 as evidenced by promissory notes dated August 19, 2003 which bear interest at the rate of 7.25% per annum, compounded monthly.

In the second quarter, we recognized the issuance of 124,627 shares of our common stock that previously had been subject to rescission.  We also issued an aggregate of 67,778 shares of our common stock pursuant to several factors including cash, compensation for service, penalties for failure to timely register certain shares and the cashless exercise of stock options.

The entire principal and interest outstanding under our notes to these investors automatically converts into shares of our common stock on the same terms and at the same price as the shares issued in a financing for additional long-term capital.  In no event, however, may these be converted into shares of our common stock prior to stockholder approval if and to the extent that conversion would violate Nasdaq rules applicable to us.  To secure the obligations under our notes to these investors, we granted them a security interest in all of our tangible and intangible assets, including intellectual property.  This lien covers our Imagent-related assets, but as to these assets the investors’ lien is subordinate to the security interest held by Xmark.

We have been financing our operations with the proceeds of the financing we closed in November and December 2002 and January 2003 and, currently, through borrowings under our promissory notes from certain of our existing institutional investors.  Our ability to conduct operations is entirely dependent on our ability to obtain additional capital from these and potentially other investors.  If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result.  However, there can be no assurance that such capital will be available under acceptable terms, if at all.  See “Risk Factors — We must raise additional financing in the future and our inability to do so will prevent us from implementing our business development plan,” below.

We have used, and expect over the next 12 months to use the capital available from sales of common stock and debt, for general corporate purposes, including activities related to the marketing and manufacture of Imagent, preparing for and conducting clinical trials, purchase and preparation of clinical material, conduct of preclinical studies, administrative expenses to support our research and development activities, capital expenditures and to meet working capital needs.

We are currently seeking to raise capital in one or more transactions to fund our immediate and longer term capital needs through the private placement of securities to accredited investors.  In addition, we expect to evaluate from time to time the acquisition or license of businesses, technologies or products.  The purchase of any such licenses or technologies would be funded by a portion of any net proceeds of future offerings or the issuance of debt or equity securities specifically for that purpose.  We expect our use of capital to increase as we build the commercial presence of Imagent and conduct further clinical trials of our products in development.

At the time of the acquisition of the Imagent business, we entered into a lease agreement with a unit of Baxter International for certain equipment used for the manufacture of Imagent.  Our annual cost for this lease is approximately $126,000.  Our only other long-term commitment that is not recorded on our financial statements is for our office space in Pennsylvania.  Annual rent for this lease, which expires in 2004, is approximately $190,765.

Plan of Operation

Management believes it lacks sufficient working capital to fund operations for the entire fiscal year ending December 31, 2003.  Therefore, substantial additional capital resources will be required to fund the ongoing operations related to our marketing and manufacturing of Imagent and our research and business development activities.  Our financial condition raises substantial doubt about our ability to continue as a going concern.  We believe there are a number of potential alternatives available to meet the continuing capital requirements such as public or private financings or collaborative agreements.  We are taking continuing actions to reduce our ongoing expenses.  If adequate funds are not available, we will be required to significantly curtail our operating plans and may have to sell or license out significant portions of our technology or potential products.  The 2002 and 2003 financial statements, including those contained in this Form 10-QSB, do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

During the next twelve months, depending on the availability of sufficient capital, we will focus our efforts primarily on the commercialization of Imagent and the development of PH-50 and N1177.  Specifically, we will focus our operating efforts on the sales and marketing of Imagent.  If additional capital becomes available, we also expect to conduct preclinical and human clinical studies of our products in development.  We expect to continue to incur increasing losses for at least the next three years as we intensify research and development, preclinical and clinical testing and associated regulatory approval activities and engage in or provide for the manufacture and/or sale of any products that we may develop.

Greater capital resources would enable us to quicken and expand our marketing and research and development activities, and our failure to raise additional capital will (absent a suitable collaborative agreement providing for a third party to take over these functions) significantly impair or curtail our ability to conduct further activities.  In any event, complete development and commercialization of our technology will require substantial additional funds.  See  “Risk Factors—We must raise additional financing in the future and our inability to do so will prevent us from implementing our business plan,” below.  We are seeking to raise capital through the sale of our common stock or other securities in a private placement to fund our immediate and longer term capital needs.

ITEM 3.  CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in filings made pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-QSB and have determined that such disclosure controls and procedures can be improved, specifically as to the timeliness of reporting.  As a result, we are consolidating our financial accounting and reporting activities at our San Diego facility.

Our recent acquisition of the Imagent business from Alliance presents new challenges to our ability to maintain internal controls and procedures.  We have completed the certification of the Company’s internal controls and procedures in this Form 10-Q on the basis that the financial information relating to the Imagent business was provided by Alliance’s financing organization, part of the other financial information was compiled by our employees who are experienced from their previous work for Alliance in performing such tasks for public companies, and other information was prepared in accordance with our normal disclosure procedures and controls.  As we continue to integrate the Imagent business into the Company and consolidate the financial function of this business with our previous operations, we intend to reevaluate the effectiveness of our internal controls so that they are appropriate to our new business.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 18, 2003, we filed a complaint against Amersham Health, Inc. and two other Amersham affiliates alleging that certain Amersham products infringe on claims in our patents covering Imagent.  The case is captioned as Photogen Technologies, Inc. and Alliance Pharmaceutical Corp. v. Amersham Health Inc. et. al., Civil Action No. 03CV2853(SRC), in the United States District Court for the District of New Jersey.  Our complaint alleges that principally through their Optison® product, Amersham Health Inc. and related Amersham entities infringe on seven patents owned by us.  We are also seeking a declaration that the claims of fourteen Amersham patents are invalid and are not infringed by our Imagent product.  Alliance, the party from whom we recently acquired the Imagent product, is also a plaintiff in the suit.  We are seeking damages, an injunction against Amersham, a declaratory judgment and other relief.

Amersham filed an answer dated July 18, 2003 denying the material allegations of our claims and asserting certain affirmative defenses and counterclaims.  Amersham’s counterclaims against us include claims of patent infringement, breach of contract, breach of good faith and fair dealing, and tortuous interference with contract.  We are studying Amersham’s answer, defenses and counterclaims in consultation with our counsel.

On July 29, 2003, the European Patent Office revoked Amersham’s European Patent (EP) No. 620744 with claims directed to contrast agents.  We had brought the opposition proceeding against the EP ‘744 patent in the European Patent Office.  The EP ‘744 is a counterpart to the patents that are the subject of our suit against Amersham in the United States described above.

ITEM 2.  CHANGES IN SECURITIES

During the six month period ending June 30, 2003, we have issued securities in the transactions described below without registration under the Securities Act.  These securities were offered and sold by us in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering, and/or Rule 701 under the Securities Act relating to transactions occurring under compensatory benefit plans.  We relied on representations and warranties from the purchasers of the securities that they were acquiring the securities for their own account and not with a view to, or for sale in connection with, any distribution of the securities in violation of the Securities Act.

•                  Pursuant to the terms of the Standstill and Make Whole Agreement dated as of December 30, 2002, in each of January and February, 2003, we issued 250,000 shares (an aggregate of 500,000 shares) to Xmark in exchange for Xmark’s agreement to forbear from exercising its remedies as a creditor against Alliance.

•                  Pursuant to the terms of a Consulting Agreement dated as of January 30, 2003, we issued 75,000 shares of our common stock to a consultant, subject to certain forfeiture provisions, in exchange for consulting services.

•                  During January and February, 2003, we awarded 40,000 options to acquire common stock pursuant to our 2000 Long Term Incentive Compensation Plan (the “2000 Plan”).

•                  On June 1, 2003, we issued an aggregate of 11,250 shares to Xmark as a penalty for failing to register for resale the shares of common stock issued to Xmark.

•                  In May and June, 2003, we issued revolving convertible senior secured promissory notes to certain of our investors in an aggregate principal amount of $4,160,000 bearing interest at 7.25% annually, compounded monthly.

•                  In connection with the acquisition of the Imagent assets, we issued an aggregate of 2,198,137 shares of our common stock to various creditors of Alliance on June 18, 2003.

•                  In June, 2003, we awarded options to acquire 1,865,750 shares of our common stock at an exercise price of $1.25 per share to new employees under our 2000 Plan.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Under the terms of that certain Going Forward Agreement we entered into with Xmark dated as of May 2, 2003, we had an obligation to pay Xmark $1,250,000 on August 5, 2003 and an additional $1,250,000 on November 3, 2003 or (if sooner) at the time we complete a financing resulting in at least $18,000,000 of gross proceeds to us.  On August 5, 2003, we were unable to make our $1,250,000 payment to Xmark.  On August 6, 2003, we received a default notice from Xmark regarding our failure to make the $1,250,000 payment.  On August 18, 2003, we entered into a Letter Agreement with Xmark pursuant to which we agreed to make an immediate payment of $1,250,000 and Xmark agreed to rescind the default notice.  The other key terms of the Letter Agreement are as follows:

•                  We remain obligated to make a second principal payment of $1,250,000 on the earlier to occur of (i) November 3, 2003 or (ii) the consummation of one or more institutional financings resulting in aggregate gross proceeds to us of at least

$18,000,000.  We will have the right to extend the November 3rd due date monthly until April 3, 2004 for a fee (and not as a reduction of any amounts due and owing under the promissory notes) ranging from $50,000 to $100,000 per month.

•                  Within twenty days of the execution of the Agreement we will pay to Xmark, in cash or in shares of our common stock (valued at $1.00 per share, subject to certain adjustments), $26,248 for failure to timely register the shares of our common stock issued to Xmark for resale.

•                  Our obligation to register the shares of common stock issued to Xmark for resale under the terms of the Going Forward Agreement was terminated and no further penalty payments or shares will be due to Xmark as a result of our failure to register the shares of our common stock held by Xmark.  In lieu of the demand registration rights Xmark previously had, the Letter Agreement provides that Xmark will have piggy-back registration rights.

•                  The definition of “Event of Default” in the security agreements securing our obligations to Xmark was amended.  The provision that an Event of Default included any default by us in the payment of borrowed money indebtedness was eliminated.  Instead, we agreed that it would be an Event of Default if we made repayments of borrowed money indebtedness; and with regard to certain specified institutions, we agreed that we would also make a pro rata payment to Xmark.

•                  With regard to payments to certain specified institutions, we agreed we would also make a pro rata payment to Xmark.

Except as specifically amended by the Agreement, the terms of the Going Forward Agreement and the other agreements governing our obligations to Xmark remain in effect, including, but not limited to, Xmark’s put right with respect to our common stock that Xmark owns.

We were also obligated to repay our promissory notes in favor of three of our investors for an aggregate principal amount of $5,160,000 as of August 5, 2003.  We were unable to meet our obligation under the terms of these notes at that time; however, two of these noteholders loaned us an additional principal amount of $1,834,000, as evidenced by secured promissory notes bearing interest at 7.25% per annum, compounded monthly and are payable upon demand.  Our obligations to these noteholders are secured by a second priority lien in favor of the noteholders on our Imagent-related assets and a first priority lien in favor of the noteholders on all of our other assets.

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

The following are the key risk factors that may affect our future results:

We must raise additional financing in the future and our inability to do so will prevent us from continuing as a going concern and implementing our business development plan.

During 2002, we sold $12,028,902 of our common stock to certain institutional investors and a group of individual accredited investors at a price per share of $1.08 ($2,500,000 of which was from the conversion of our outstanding note payable to Tannebaum, LLC).  Our cash and securities on hand at June 30, 2003, was approximately $1,053,640.  We are currently funding our operations through the issuance of secured promissory notes to one or more of our principal institutional investors.  We will need substantial additional financing for our marketing and product development programs.

We cannot accurately estimate the amount of additional financing required to develop our products.  In particular, we are currently seeking capital in one or more transactions to fund our immediate and longer term capital needs through a private placement to accredited investors.  Additional funds may not be available on acceptable terms, if at all, and existing stockholders may be diluted as a result of those offerings.  The pricing of our common stock, or other securities convertible into common stock, in any such transaction may also result in an increase in the number of shares of common stock issuable upon exercise of warrants in accordance with the anti-dilution provisions in the instruments governing those securities.

Prior to our acquisition of the Imagent assets, we were a development stage company, we have conducted only limited studies on our products in development and we do not have any revenues from sales.

Our company and our technologies, other than our recently acquired Imagent product, are in early stages of development. We began our business as a biopharmaceutical company in 1997.  To date, we have not generated revenues from sales or operations.  We expect to generate revenue from sales of our newly acquired product, Imagent, but there can be no assurance that we will be able to generate enough revenue from such sales to be profitable for at least several years, if at all.

The drug products we currently contemplate developing will require costly and time-

consuming research and development, preclinical and clinical testing and regulatory approval before they can be commercially sold.  We may not be able to develop our technology into marketable products or develop our technology so it is effective for diagnosis or treatment of human diseases.  As a result of changing economic considerations, market, clinical or regulatory conditions, or clinical trial results, we may shift our focus or determine not to continue one or more of the projects we are currently pursuing.

We have a history of losses and we may not achieve or maintain profitability in the future or pay cash dividends.

We have incurred losses since the beginning of our operations.  As of June 30, 2003, we have incurred cumulative net losses (before dividends on preferred stock) of approximately $36,992,327.  We expect our losses to increase in the future as our financial resources are used for research and development, preclinical and clinical testing, regulatory activities, manufacturing, marketing and other related expenses.  We may not be able to achieve or maintain profitability in the future.  We have never declared or paid any cash dividends to stockholders and do not expect to do so in the foreseeable future.

The market for imaging products is extremely competitive, and many of our competitors have greater resources and have products that are in more advanced stages of development than we do, which may give them a competitive advantage over us.

In addition to the Imagent product, there are currently two FDA approved ultrasound contrast agents being marketed in the U.S. for certain cardiology applications by Amersham Health, Inc. and Bristol-Myers Squibb.  In addition, Bracco International has filed a New Drug Application with the FDA seeking approval to market its product.  Three other companies (POINT Biomedical, Acusphere and Amersham Health) are in advanced clinical trials for the use of ultrasound contrast agents for assessing certain organs and vascular structures.  We expect that competition in the ultrasound contrast imaging field will be based primarily on each product’s safety profile, efficacy, stability, ease of administration, breadth of approved indications, and physician, healthcare payer and patient acceptance.  We are at the very early stages of launching the Imagent product, and we cannot predict whether it will compete successfully with these other products.

We filed a suit against Amersham for patent infringement which, if resolved unfavorably, could impede our ability to utilize our patents for Imagent.

We filed a complaint against Amersham Health, Inc. and two other Amersham affiliates alleging that certain Amersham products infringe on claims in our patents covering Imagent.  We also seek a declaration that our patents do not infringe on Amersham’s in this area, and other relief.  Alliance joined us as a plaintiff in this suit.  Amersham filed an answer denying the material allegations of our claims and asserting certain counterclaims.  If the suit is resolved unfavorably to us, we may have difficulty utilizing the protections of our patents for Imagent and there may be other complications that may make it difficult to implement our commercialization strategy for Imagent.

Our common stock could be delisted from the NASDAQ SmallCap Market, which would make trading in our common stock more difficult.

Since November, 1999, our common stock has been quoted in the Nasdaq SmallCap Market.  We received a letter dated August 26, 2003 from Nasdaq notifying us that they had not received our Form 10-Q for the period ended June 30, 2003 as required by Marketplace Rule 4310(c)(14) and that our securities will be delisted from The Nasdaq Stock Market on September 4, 2003 unless we request a hearing in accordance with the Marketplace Rule 4800 Series.  We have requested such a hearing, scheduled for September 18, 2003, and any delisting action will be stayed until then.  Our shares could be delisted if Nasdaq does not reverse its position or if we otherwise fail to meet the listing requirements of the Nasdaq SmallCap Market, which would force us to list our shares on the OTC Bulletin Board or some other quotation medium, such as pink sheets, depending upon our ability to meet the specific listing requirements of those quotation systems.  As a result, an investor might find it more difficult to dispose of, or to obtain accurate price quotations for, our shares.  Delisting might also reduce the visibility, liquidity and price of our common stock.

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

Other than Imagent, none of our proposed imaging products has received the FDA’s approval. An extensive series of clinical trials and other associated requirements must be completed before our proposed products can be approved and sold in the U.S. or other countries.  Requirements for FDA approval of a product include preclinical and clinical testing for effective use and safety in animals and humans, which can be extremely costly.  The time frame necessary to perform these tasks for any individual product is long and uncertain, and we may encounter problems or delays that we cannot predict at this time.  Even if testing is successful, our proposed products may not demonstrate sufficient effectiveness or safety to warrant approval by the FDA or other regulatory authorities.  Any regulatory approval may not cover the clinical symptoms or indications that we may seek.  We must also obtain regulatory approvals comparable to those required in the U.S. to market our products in other countries.

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

Any products approved by the FDA are subject to postmarket requirements of the FDA.

Our FDA approved product, Imagent, is subject to numerous postmarket requirements by regulatory authorities.  We will be subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements with respect to any approved products.  If the FDA finds that we have failed to comply, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:

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

If we do not obtain and maintain patent or other protection of our core technologies, we may have difficulty commercializing products using these technologies.

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

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that these rights are covered by valid and enforceable patents or effectively maintained as trade secrets.  We own two patents in the U.S., and certain other patents in foreign countries including Australia, Canada, Japan and Germany that relate to methods for performing lymphography.  We also acquired an extensive patent portfolio related to Imagent as part of the acquisition of the Imagent business.

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

We are highly dependent upon a small number of employees and consultants who provide management expertise, and it may be difficult to implement our business operations and development plans without this expertise.

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

We currently employ two senior executive officers, including Dr. Williams (our Chief Executive Officer) and Mr. Boveroux (our Chief Financial Officer).  We also have retained consultants to advise us in regulatory affairs and product development matters.  If we lost the services of our executive officers or outside consultants, we could experience a delay in the implementation of our business plan until we arranged for another individual or firm to fulfill the role.

The raw materials necessary for the manufacture of PH-50 and N1177 are supplied by one supplier.  The raw materials for Imagent are subject to a long-term supply contract with one supplier.  An interruption in availability of those materials may impair our ability to test and market those products.

We have assumed the rights and obligations of Alliance under the terms of the long-term supply agreement that Alliance has entered for the principal raw material for Imagent.  Although some raw materials for the Imagent product are currently qualified from only one source and we have some inventory, we will attempt to acquire additional inventory of these materials and to negotiate long-term supply arrangements.  Raw materials used in Imagent cannot be changed without equivalency testing of any new material by us and approval of the FDA.

We currently rely on Nanosystems, a division of Elan, as the sole supplier of the raw nanoparticulates used to manufacture PH-50 and N1177.  There can be no assurance that

Nanosystems will continue to supply us with the raw materials that we need in a timely manner on conditions that are acceptable to us.

We may encounter difficulties starting or expanding our manufacturing operations.

We are leasing a single manufacturing facility located in San Diego, California.  This facility is subject to a variety of quality systems regulations, international quality standards and other regulatory requirements, including requirements for good manufacturing practices, or current good manufacturing procedures.  We may encounter difficulties expanding our manufacturing operations in compliance with these regulations and standards, which also could result in a delay or termination of manufacturing or an inability to meet product demand.

We will face risks inherent in operating a single facility for the manufacture of Imagent.  At this time, we do not have alternative production plans in place or alternative facilities available should the San Diego manufacturing facility cease to function.  These risks include unforeseen plant shutdowns due to personnel, equipment or other factors, and the resulting inability to meet customer orders on a timely basis.

We have to rely on third parties and collaborative relationships for the manufacture, clinical testing and marketing of Imagent and our proposed products, and it may be difficult to implement our business development plans without these collaborations.

We currently have an agreement for sales and marketing of Imagent by Cardinal Health, Inc. which is under reevaluation to be more consistent with our current needs and resources.  We have had and expect to continue in the future to have a variety of research agreements with universities and other research institutions to investigate specific protocols.  We also contract and expect to continue to contract with research organizations and other third parties to manage clinical trials of our proposed products in development.  We must obtain and maintain collaborative relationships with third parties for research and development, preclinical and clinical testing, marketing and distribution of our proposed products.

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

Our growth and success will depend upon market acceptance by physicians, laboratories and health insurance providers of our products.  This requires acceptance of our products as clinically useful and cost-effective alternatives to other medical imaging methods.  In addition, physicians may utilize imaging techniques other than those for which our products are being developed (such as MRI’s) to image internal vasculature and organs and therefor, our products may not be utilized.

Changes in health care reimbursement policies or legislation may make it difficult for patients to use or receive reimbursement for using our products, which could reduce our revenues.

Our success will depend, in part, on the extent to which health insurers, managed care entities and similar organizations provide coverage or reimbursement for using the medical procedures and devices we plan to develop.  These third-party payers are increasingly challenging the price of medical procedures and services and establishing guidelines that may limit physicians’ selections of innovative products and procedures.  We also cannot predict the effect of any current or future legislation or regulations relating to third-party coverage or reimbursement on our business.  We may not be able to achieve market acceptance of our proposed products or maintain price levels sufficient to achieve or maintain any profits on our proposed products if adequate reimbursement coverage is not available.  Failure by physicians, hospitals and other users of our products to obtain sufficient reimbursement from third-party payers for the procedures in which our products would be used or adverse changes in governmental and private third-party payers’ policies toward reimbursement for such procedures would have a material adverse effect on our business.

A small group of stockholders control Photogen, which may make it difficult for stockholders who are not in that group to influence management.

As of June 30, 2003, a small group of stockholders control approximately 64.7% of our outstanding common stock.  Several of our principal stockholders are also parties to a Voting, Drag-Along and Right of First Refusal Agreement (the “Voting Agreement”) concerning the election of certain designees to the Board of Directors.  The Voting Agreement requires these stockholders to vote their shares for the election of certain individuals nominated by parties to the Voting Agreement.  This concentration of ownership and control may delay or prevent a change in control of Photogen, and may also result in a small supply of shares available for purchase in the public securities markets. These factors may affect the market and the market price for our common stock in ways that do not reflect the intrinsic value of our common stock.

The price and trading volume of our common stock fluctuates significantly, like that of many biopharmaceutical companies, which may make it difficult for us or a stockholder to sell our common stock at a suitable price and may cause dilution for existing stockholders when we issue additional shares.

During the period from January 1, 2003 through June 30, 2003 the closing trade price of our common stock ranged from $2.73 to $0.90per share.  Daily trading volume ranged from zero shares to approximately 29,950 shares during that period.

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

We have reserved shares of common stock for future issuance upon grants of options, or exercise or conversion of outstanding options and warrants and convertible securities.  In addition, some of our shares are eligible for sale in the public market free of restriction under Rule 144 of the Securities Act.  Others shares of our common stock are subject to agreements requiring us to permit the holders of the shares, under certain circumstances, to join in a public offering of our stock or to demand that we register their shares for resale.

If our options and warrants are all issued and exercised, investors may experience significant dilution in the voting power of their common stock.  The sale of these shares could place downward pressure on the overall market price of our common stock.

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

2.1

Asset Purchase Agreement dated as of June 10, 2003 by and between Photogen Technologies, Inc. and Alliance Pharmaceutical Corp. (Filed as Exhibit 2.1 to the company’s Form 8-K dated June 20, 2003 and incorporated herein by reference.)

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

10.1

Going Forward Agreement dated as of May 2, 2003 by and among Photogen Technologies, Inc., Xmark Fund, L.P., and Xmark Fund, Ltd. (Filed as Exhibit 10.1 to the Company’s 8-K filed on June 20, 2003 and incorporated herein by reference.)

10.2

Security Agreement dated as of June 18, 2003 by and among Photogen Technologies, Inc., Xmark Fund, L.P. and Xmark Fund, Ltd.  (Filed as Exhibit 10.2 to the Company’s 8-K filed on June 20, 2003 and incorporated herein by reference.)

10.3

Patent and Trademark Security Agreement dated as of June 18, 2003 by and among Photogen Technologies, Inc., Xmark Fund, L.P., and Xmark Fund, Ltd.  (Filed as Exhibit 10.3 to the Company’s 8-K filed on June 20, 2003 and incorporated herein by reference.)

10.4	Form of Secured Promissory Note dated June 18, 2003. (Filed as Exhibit 10.4 to the Company’s 8-K filed on June 20, 2003 and incorporated herein by reference.)

10.5

Security Agreement dated as of June 18, 2003 by and among Photogen Technologies, Inc., Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Mi3 LP.  (Filed as Exhibit 10.5 to the Company’s 8-K filed on June 20, 2003 and incorporated herein by reference.)

10.6

Patent and Trademark Security Agreement dated as of as of June 18, 2003 by and among Photogen Technologies, Inc., Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Mi3 LP.  (Filed as Exhibit 10.6 to the Company’s 8-K filed on June 20, 2003 and incorporated herein by reference.)

10.7	Form of Revolving Convertible Senior Secured Promissory Note dated June 18, 2003. (Filed as Exhibit 10.7 to the Company’s 8-K filed on June 20, 2003 and incorporated herein by reference.)

10.8

Equipment Lease dated as of June 18, 2003 by and between Photogen Technologies, Inc. and Baxter Healthcare Corporation.  (Filed as Exhibit 10.8 to the Company’s 8-K filed on June 20, 2003 and incorporated herein by reference.)

10.9

Letter Agreement dated as of August 18, 2003 by and between Photogen Technologies, Inc., Xmark Fund, Ltd., and Xmark Fund L.P. (Filed as Exhibit 10.1 to the Company’s 8-K filed on August 19, 2003 and incorporated herein by reference.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K.

The following reports on Form 8-K were filed during the three-month period ending June 30, 2003:

1.                                       Report on Form 8-K dated May 1, 2003 disclosing certain transactions with Alliance Pharmaceuticals Corp., Xmark Fund, L.P. and Xmark Fund, Ltd.

2.                                       Report on Form 8-K dated June 10, 2003 disclosing the execution of an Asset Purchase Agreement with Alliance Pharmaceutical Corp.

3.                                       Report on Form 8-K dated June 18, 2003 disclosing the closing of the acquisition of certain assets from Alliance Pharmaceutical Corp.

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 4, 2003	Photogen Technologies, Inc.

/s/ Taffy J. Williams
Taffy J. Williams, Ph.D., President and Chief Executive Officer

/s/ Brooks Boveroux
Brooks Boveroux, Senior Vice President – Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

Exhibit Index

EXHIBIT NO.	DESCRIPTION

+2.1

Asset Purchase Agreement dated as of June 10, 2003 by and between Photogen Technologies, Inc. and Alliance Pharmaceutical Corp. (Filed as Exhibit 2.1 to the company’s Form 8-K dated June 20, 2003 and incorporated herein by reference.)

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

+10.1

Going Forward Agreement dated as of May 2, 2003 by and among Photogen Technologies, Inc., Xmark Fund, L.P., and Xmark Fund, Ltd.  (Filed as Exhibit 10.1 to the Company’s 8-K filed on June 20, 2003 and incorporated herein by reference.)

+10.2

Security Agreement dated as of June 18, 2003 by and among Photogen Technologies, Inc., Xmark Fund, L.P. and Xmark Fund, Ltd.  (Filed as Exhibit 10.2 to the Company’s 8-K filed on June 20, 2003 and incorporated herein by reference.)

+10.3

Patent and Trademark Security Agreement dated as of June 18, 2003 by and among Photogen Technologies, Inc., Xmark Fund, L.P., and Xmark Fund, Ltd.  (Filed as Exhibit 10.3 to the Company’s 8-K filed on June 20, 2003 and incorporated herein by reference.)

+10.4	Form of Secured Promissory Note dated June 18, 2003. (Filed as Exhibit 10.4 to the Company’s 8-K filed on June 20, 2003 and incorporated herein by reference.)

+10.5

Security Agreement dated as of June 18, 2003 by and among Photogen Technologies, Inc., Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Mi3 LP.  (Filed as Exhibit 10.5 to the Company’s 8-K filed on June 20, 2003 and incorporated herein by reference.)

+10.6

Patent and Trademark Security Agreement dated as of as of June 18, 2003 by and among Photogen Technologies, Inc., Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Mi3 LP  (Filed as Exhibit 10.6 to the Company’s 8-K filed on June 20, 2003 and incorporated herein by reference.)

+10.7	Form of Revolving Convertible Senior Secured Promissory Note dated June 18, 2003. (Filed as Exhibit 10.7 to the Company’s 8-K filed on June 20, 2003 and incorporated herein by reference.)

+10.8

Equipment Lease dated as of June 18, 2003 by and between Photogen Technologies, Inc. and Baxter Healthcare Corporation.  (Filed as Exhibit 10.8 to the Company’s 8-K filed on June 20, 2003 and incorporated herein by reference.)

+10.9

Letter Agreement dated as of August 18, 2003 by and between Photogen Technologies, Inc., Xmark Fund, Ltd., and Xmark Fund L.P. (Filed as Exhibit 10.1 to the Company’s 8-K filed on August 19, 2003 and incorporated herein by reference.)

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

+Incorporated herein by reference