Form 10QSB/A
period 2003-06-30
PHOTOGEN TECHNOLOGIES INC
filed 2003-10-22
CIK 761237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

6175 Lusk Boulevard

San Diego, CA 92121

(Address of principal executive offices) (Zip Code)

858/410-5601

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

(Unaudited)

(Audited)

Assets

Current Assets
Cash and cash equivalents	$1,053,640	$6,090,904
Deposits	108,721	98,721
Prepaid expenses	718,842	693,313

Total Current Assets

1,881,203

6,882,938

Property, Plant and Equipment, less accumulated depreciation of $76,913 and $14,651, respectively	7,213,737	36,000

Patent Costs, net of amortization of $163,021 and $142,359, respectively	336,979	357,641

Deposits	14,383	14,383

Investment in Alliance	—	1,255,000

Purchased Technology	15,136,282	—

Investment in and Advances to Affiliate	3,194,907	8,192,452
Total Assets	$27,777,491	$16,738,414

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$777,936	$835,003
Accrued expenses	4,023,539	34,132
Notes payable	2,500,000
Lines of Credit	4,682,093
Accrued equipment lease	401,664	401,664

Total Current Liabilities

12,385,232

1,270,799

Accrued Equipment Lease	200,832	401,664

Shares Subject to Rescission		650,000

Puttable Shares	1,817,394	—

Shareholders’ Equity
Preferred stock; par value $.01 per share; 5,000,000 shares authorized including:
Series A Preferred Stock; 12,856 shares authorized, issued and outstanding, liquidation preference $1,000 per share (in aggregate $12,856,000)	128	128
Common stock; par value $.001 per share; 150,000,000 shares authorized; 19,278,007 and 16,137,465 shares issued and outstanding, respectively	19,278	16,137
Additional paid-in capital	49,387,346	43,144,880
Common stock to be issued upon shareholder approval	5,043,226
Deficit accumulated during the development stage	(41,075,945)	(28,745,194)
Total Shareholders’ Equity	13,374,033	14,415,951
	$27,777,491	$16,738,414

Photogen Technologies, Inc.

(A Development Stage Company)

Consolidated Condensed Statements of Operations

(Unaudited)

All amounts in $

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002	Cumulative Amounts From November 3, 1996 (inception) to June 30, 2003 (Unaudited)

Operating Expenses
Research and development	$266,279	$152,873	$820,442	$339,537	$5,177,079
Sales, general and administrative	2,270,231	754,084	6,465,589	1,324,637	23,113,111
Restructuring charges	—	—	—	451,068	1,404,508
Provision for future lease payments	—	—	—	—	1,264,208
Total Operating Expenses	2,536,510	906,957	7,286,031	2,115,242	30,958,906

Loss from Joint Venture	(4,801,648)	(380,331)	(4,997,545)	(940,445)	(11,912,561)

Investment Income	2,291	177	6,813	1,502	1,215,754

Interest Expense	(53,988)	(54,541)	(53,988)	(100,713)	(520,883)

Loss from continuing operations	(7,389,855)	(1,341,652)	(12,330,751)	(3,154,898)	(42,176,596)

Discontinued Operations
Loss from operations of discontinued therapeutic business	—	(544,657)	—	(1,047,106)	(10,679,101)
Gain from split-off of therapeutic business	—	—	—	—	11,779,752

Income (loss) from discontinued operations	—	(544,657)	—	(1,047,106)	1,100,651
Net Loss	$(7,389,855)	$(1,886,309)	$(12,330,751)	$(4,202,004)	$(41,075,945)

Dividends on Preferred Stock	(265,504)	(344,215)	(523,970)	(678,678)

Net Loss Applicable to Common Shareholders	$(7,655,359)	$(2,230,524)	$(12,854,721)	$(4,880,682)

Basic and Diluted Loss per Common Share	$(.44)	$(.23)	$(.75)	$(.51)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	17,532,111	9,585,948	17,105,467	9,585,948

Photogen Technologies, Inc.

(A Development Stage Company)

Consolidated Condensed Statements of Shareholders’ Equity

(Unaudited)

	Preferred Stock							Common Stock To be Issued	Additional Paid in Capital	Deficit Accumulated Development Stage	Total
	Series A		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Members’ Capital

Contribution of capital	—	$—	—	$—	—	$—	$7,268	—	$—	$—	$7,268
Net loss for the period ended December 31, 1996	—	—	—	—	—	—	(1,779)	—	—	—	(1,779)

Balance, at May 15, 1997	—	$—	—	$—	—	$—	$9,000	—	$—	$(3,511)	$5,489

Issuance of common stock	—	—	—	—	1,578,208	1,578	—	—	1,801,872	—	1,803,450
Effect of recapitalization and merger	—	—	—	—	7,421,792	7,422	(9,000)	—	1,203,765	1,732	1,203,919
Cost associated with recapitalization and merger	—	—	—	—	—	—	—	—	(371,111)	—	(371,111)
Net loss for the period May 16, 1997 to December 31, 1997	—	—	—	—	—	—	—	—	—	(554,702)	(554,702)

Balance, at December 31, 1997	—	—	—	—	9,000,000	9,000	—	—	2,634,526	(556,481)	2,087,045

Issuance of common stock	—	—	—	—	218,755	219	—	—	6,999,781	—	7,000,000
Costs associated with common stock issuance	—	—	—	—	—	—	—	—	(50,000)	—	(50,000)
Options issued to consultants	—	—	—	—	—	—	—	—	45,446	—	45,446
Net loss for the year ended December 31, 1998	—	—	—	—	—	—	—	—	—	(1,973,913)	(1,973,913)

Balance, at December 31, 1998	—	—	—	—	9,218,755	9,219	—	—	9,629,753	(2,530,394)	7,108,578

Exercise of stock options	—	—	—	—	1,125	1	—	—	50,062	—	50,063
Issuance of warrants and options	—	—	—	—	—	—	—	—	3,664,749	—	3,664,749
Issuance of common stock	—	—	—	—	125,967	126	—	—	6,082,528	—	6,082,654
Issuance of preferred stock	12,015	120	—	—	—	—	—	—	11,578,839	—	11,578,959
Net loss for the year ended December 31, 1999	—	—	—	—	—	—	—	—	—	(6,052,841)	(6,052,841)

Balance, at December 31, 1999	12,015	120	—	—	9,345,847	9,346	—	—	31,005,931	(8,583,235)	22,432,162

Stock option compensation	—	—	—	—	—	—	—	—	125,020	—	125,020
Issuance of warrants and options	—	—	—	—	—	—	—	—	1,366,050	—	1,366,050
Issuance of preferred stock dividend	841	8	—	—	—	—	—	—	(8)	—	—
Issuance of preferred stock	—	—	337,056	3,370	—	—	—	—	5,272,970	—	5,276,340
Net loss for the year ended December 31, 2000	—	—	—	—	—	—	—	—	—	(10,787,062)	(10,787,062)

Balance, at December 31, 2000	12,856	128	337,056	3,370	9,345,847	9,346	—	—	37,769,963	(19,370,297)	18,412,510

Stock option compensation	—	—	—	—	—	—	—	—	64,729	—	64,729
Issuance of common stock for cash	—	—	—	—	49,245	49	—	—	418,674	—	418,723
Issuance of common stock in satisfaction Of anti-dilution provision	—	—	—	—	190,856	191	—	—	(191)	—	—
Issuance of preferred stock dividend	—	—	20,224	202	—	—	—	—	(202)	—	—
Net loss for the year ended December 31, 2001	—	—	—	—	—	—	—	—	—	(9,723,016)	(9,723,016)

Balance, at December 31, 2001	12,856	128	357,280	3,572	9,585,948	9,586	—	—	38,252,973	(29,093,313)	9,172,946

	Preferred Stock							Common Stock To be Issued	Additional Paid in Capital	Deficit Accumulated Development Stage	Total
	Series A		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Members’ Capital

Balance, at December 31, 2001	12,856	$128	357,280	$3,572	9,585,948	$9,586	$—	$—	$38,252,973	$(29,093,313)	$9,172,946

Stock option compensation	—	—	—	—	—	—	—	—	73,870	—	73,870
Issuance of warrants for service	—	—	—	—	—	—	—	—	322,000	—	322,000
Issuance of options in settlement of lawsuit	—	—	—	—	—	—	—	—	806,415	—	806,415
Employee compensation from stock options	—	—	—	—	—	—	—	—	988,184	—	988,184
Issuance of preferred stock dividends	—		40,194	402	—	—	—	—	(402)	—	—
Conversion of Series B to common stock	—		(397,474)	(3,974)	422,316	422	—	—	3,552	—	—
Beneficial inducement costs for convertible debt converted	—		—	—	—	—	—	—	206,348	—	206,348
Conversion of line of credit with Élan to common stock	—		—	—	128,437	128	—	—	3,082,359	—	3,082,487
Conversion of line of credit with entity controlled by director of company to common stock	—		—	—	2,314,815	2,315	—	—	2,497,685	—	2,500,000
Retirement of common stock returned in shareholder transaction (Note 6(f))	—		—	—	(5,137,109)	(5,137)	—	—	(12,221,182)	—	(12,226,319)
Issuance of common stock for cash	—		—	—	8,823,058	8,823	—	—	9,133,078	—	9,141,901
Net loss for the year ended December 31, 2002	—	—	—	—	—	—	—	—	—	348,119	348,119

Balance, at December 31, 2002	12,856	$128	—	$—	16,137,465	$16,137	$—	$—	$43,144,880	$(28,745,194)	$14,415,951

Issuance of common stock for cash	—	—	—	—	27,778	28	—	—	29,972	—	30,000
Issuance of common stock for standstill agreement	—	—	—	—	750,000	750	—	—	1,173,000	—	1,173,750
Options issued to consultants for services	—	—	—	—	—	—	—	—	9,200	—	9,200
Shares issued to consultant for services	—	—	—	—	18,750	19	—	—	62,294	—	62,313
Employee compensation from stock options	—	—	—	—	—	—	—	—	529,270	—	529,270
Shares issued in Technology Purchase	—	—	—	—	2,198,137	2,198	—	—	5,581,070	—	5,583,268
Shares to be issued in Technology Purchase	—	—	—	—	—	—	—	5,043,226		—	5,043,226
Shares previously subject to rescission	—	—	—	—	124,627	125	—	—	649,875	—	650,000
Penalty shares to Xmark	—	—	—	—	11,250	11	—		25,189	—	25,200
Options exercised through cashless exercise	—	—	—	—	10,000	10	—	—	(10)	—	—
Xmark puttable shares classified as mezzanine equity	—	—	—	—	—	—	—	—	(1,817,394)	—	(1,817,394)
Net loss for the six months ended June 30, 2003	—	—	—	—	—	—	—	—	—	(12,330,751)	(12,330,751)

Balance, at June 30, 2003	12,856	$128	—	$—	19,278,007	$19,278	$—	$5,043,226	$49,387,346	$(41,075,945)	$13,374,033

Photogen Technologies, Inc.

(A Development Stage Company)

Consolidated Condensed Statements of Cash Flows

(Unaudited)

All amounts in $

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002	Cumulative Amounts From November 3, 1996 (Inception)
			(Unaudited)
Cash Flows From Operating Activities
Net loss	$(12,330,751)	$(4,202,004)	$(41,075,945)
Loss from discontinued operations	—	1,047,106	10,679,101
Depreciation and amortization	83,070	211,684	1,760,974
Loss on disposal of fixed assets	—	—	38,424
Gain on sale of marketable securities	—	—	(18,503)
United States Treasury Notes Amortization	—	—	12,586
Gain on sale of therapeutic business			(11,779,752)
Allowance for notes receivable	1,491,500	—	1,491,500
Stock option compensation	538,470	29,134	2,217,040
Issuance of stock for standstill agreement	1,198,950	—	1,198,950
Beneficial inducement costs for convertible notes			206,348
Issuance of warrants in exchange for services rendered	—	—	4,317,091
Issuance of stock options in settlement of lawsuit			806,415
Issuance of stock for services rendered	62,313		62,313
Loss from investment in affiliate	4,997,545	940,445	11,912,561
Changes in operating assets and liabilities (net of acquisition of Imagent assets and liabilities):
Prepaid expenses	(25,529)	29,775	(718,842)
Accounts payable	(57,067)	514,210	847,936
Accrued expenses	706,707	412,824	976,416
Accrued equipment lease	(200,832)	(107,719)	933,145
Accrued restructuring		301,068
Net cash used in operating activities (continuing operations)	(3,535,624)	(823,477)	(16,132,242)
Net cash used in discontinued operations	—	(1,047,106)	(10,679,101)
Cash Flows From Investing Activities
Sale of marketable securities	—	—	2,164,464
Purchases of marketable securities	—	—	(2,182,967)
Purchases of United States Treasury Notes	—	—	(38,656,973)
Sales of United States Treasury Notes	—	—	39,778,548
Purchase of capital assets	—	—	(636,877)
Proceeds from sale of equipment	—	—	145,551
Costs to acquire patent	—	—	(237,335)
Investment in and advances to affiliate	—	(531,053)	(15,107,468)
Decrease (increase) in deposit	(10,000)	298,850	(453,753)
Investment in Alliance Pharmaceutical Corp.	—		(1,255,000)
Purchase of Imagent business	(6,181,640)		(6,181,640)
Net cash used in investing activities	(6,191,640)	(232,203)	(22,623,450)
Net cash used in investing activities of discontinued operations	—	—	(1,306,676)
Cash Flows From Financing Activities
Principal payments on capital leases	—	—	(291,704)
Net proceeds from issuance of equity	30,000	—	40,539,340
Proceeds from capital contributions by shareholders	—	—	1,911,674
Proceeds from issuance of debt	4,660,000	832,905	10,006,910
Cost of recapitalization	—	—	(371,111)
Net cash provided by financing activities	4,690,000	832,905	51,795,109
Increase (decrease) in Cash and Cash Equivalents	(5,037,264)	(1,269,881)	1,053,640
Cash and Cash Equivalents, at beginning of period	6,090,904	1,352,904	—
Cash and Cash Equivalents, at end of period	$1,053,640	$83,023	$1,053,640

Supplemental Schedule of Noncash Investing and
Financing Activities 2003

Acquisition of the medical imaging business of
Alliance Pharmaceutical Corp.

Summary of Purchase Transaction
Issuance of common stock	$5,583,268
Common stock to be issued	5,043,226
Cash advances in prior year	1,255,000
Net current cash advances prior to acquisition	2,584,383
Cash paid at closing	669,117
Direct payments to vendors on behalf of Alliance	182,435
Acquisition Costs	1,254,205
Purchase Price	$16,571,634

Fair Value of Assets Acquired and Liabilities Assumed
Property, Plant and Equipment	$7,240,145
Purchased Technology	15,136,282
Assumption of debt to Xmark	(2,500,000)
Assumption of Alliance liabilities	(3,304,793)
Fair Value of Assets Acquired	$16,571,634

Reclassification of common stock subject to rescission to equity of $650,000

1.                                      Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-K.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments related to the acquisition of the medical imaging (“Imagent”) business (“Purchased Technology” or “Technology Purchase”) of Alliance Pharmaceutical Corp. (“Alliance”) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

3.                                      Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding.  Basic and diluted loss per share excludes the impact of outstanding options, warrants and convertible preferred stock, as they are antidilutive.  Potential common shares excluded from the calculation at June 30, 2003 are 6,441,231 options, 427,431 warrants and 151,819 shares issuable upon the conversion of Series A Convertible Preferred Stock. Basic and diluted loss per common share includes 1,985,522 shares to be issued following shareholder approval.

4.                                      Stock Options

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), but applies the intrinsic value method set forth in Accounting Principles Board Opinion No. 25 for stock options granted to employees and directors.  The Company expenses the fair value of stock options granted to nonemployees.  In 2002, the Company issued stock options to employees with an exercise price less than the market price on the date of grant, which vest over four years.  In 2003, the Company also issued stock options in connection with the Technology Purchase with an exercise price less than the market price on the date of grant, which vest over four years. Accordingly, compensation expense of $378,093 and $529,270 has been recorded in the second quarter and first half of 2003, respectively.

For stock options granted to employees and directors during the first six months of 2003, the Company has estimated the fair value of each option granted using the Black-Scholes option-pricing model with the following assumptions:

2003

Weighted average fair value per options granted	$2.05

Significant assumptions(weighted average)
Risk-free interest rate at grant date	3.0%
Expected stock price volatility	99%
Expected option life (years)	5

If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amounts indicated below:

	Three months Ended June 30, 2003	Six months Ended June 30, 2003

Net Loss Applicable to Common Shareholders, as reported	$(7,655,359)	$(12,854,721)

Add stock based employee compensation expense included in reported net income	378,093	529,270

Less total stock-based employee compensation expense determined under the fair value based method for all awards	(1,045,607)	(1,604,829)

Pro forma net loss	$(8,322,873)	$(13,930,280)

Basic and diluted loss per common share, as reported	$(0.44)	$(0.75)

Basis and diluted loss per common share, pro forma	$(0.47)	$(0.81)

5.                                        Joint Venture/Investment in Affiliate

Following is summarized financial information for Sentigen at and as of the six months ended June 30, 2003 and 2002:

June 30,	2003	2002

Cash	$410	$—
License purchased from Élan, net of amortization of $2,690,225 and $1,711,961, respectively	4,059,775	13,288,039

Total assets	$4,060,185	$13,288,039

Due to affiliates	$378,099	$230,254

Total shareholders’ equity	3,682,086	13,057,785

Total liabilities and equity	$4,060,185	$13,288,039

Research and development Expense	$—	$666,219
General and administrative expense	—	18,739
Amortization of license	489,132	489,132
Impairment of license	5,750,000	—

Net loss	$(6,239,132)	$(1,174,090)

6.                                      Purchased Technology

On June 18, 2003, the Company closed on the acquisition of the medical imaging business including Imagent® (perflexane lipid microspheres), an FDA-approved product, of Alliance Pharmaceutical Corp. (the “Purchased Technology”).  Photogen’s financial statements include the results of operations for the Purchased Technology from the closing date of the transaction, June 18, 2003, through the end of the reporting period.

Included in the purchase were an FDA-approved manufacturing facility, the marketing, manufacturing and supporting infrastructure for the product, and an intellectual property portfolio of approximately thirty patents in the area of ultrasound imaging.  Imagent has been approved for marketing by the FDA for use in patients with suboptimal echocardiograms to opacify the left ventricle and thereby improve visualization of the main pumping chamber of the heart, and to improve delineation of the endocardial borders of the heart.  As a result, ultrasound with Imagent may better distinguish normal and abnormal heart structure and function - two critical indicators of cardiac health.  Echocardiography is the most widely used imaging modality for the diagnosis of heart disease, the leading cause of death in the U.S.  The attractiveness of the market potential and the acquisition of an approved product significantly change the profile of Photogen and were fundamental reasons for the acquisition and primary determinants of the purchase price.

A summary of the preliminary Purchased Technology acquisition costs and allocation to the assets acquired and liabilities assumed is as follows:

Summary of Purchase Transaction
Issuance of common stock	$5,583,268
Common stock to be issued	5,043,226
Cash advances in prior year	1,255,000
Net current cash advances prior to acquisition	2,584,383
Cash paid at closing	669,117
Direct payments to vendors on behalf of Alliance	182,435
Acquisition Costs	1,254,205
Purchase Price	$16,571,634

Fair Value of Assets Acquired and Liabilities Assumed
Property, Plant and Equipment	$7,240,145
Purchased Technology	15,136,282
Assumption of debt to Xmark	(2,500,000)
Assumption of Alliance liabilities	(3,304,793)
Fair Value of Assets Acquired	$16,571,634

At the closing, Photogen paid approximately $669,000 in cash and delivered 2,198,137 shares of its common stock.  In addition to the bridge financing Photogen provided to Alliance before the closing, its purchase of a $1,250,000 interest in Alliance’s obligations to two of its creditors, Xmark Fund, Ltd. and Xmark Fund, L.P. (collectively “Xmark”), and its assumption of specified Alliance operating liabilities related to Imagent, Photogen is obligated to pay, at various times between 90 and 365 days after the closing, (i) an aggregate of $2,500,000 to Xmark, (ii) subject to reaching satisfactory agreements with certain Alliance secured and unsecured creditors, an aggregate amount of up to approximately $3,000,000 to creditors other than Xmark and (iii) subject to stockholder approval, deliver an aggregate of approximately 1,985,522 shares of its common stock.

In addition, after the closing and through 2010, Photogen must pay Alliance further consideration in the form of an earn out based on Imagent revenue, subject to certain reductions.  This earn out equals, for each year of the earn out:  7.5% of Imagent revenue up to $20,000,000; 10% of Imagent revenue between $20,000,000 and $30,000,000; 15% of Imagent revenue between $30,000,000 and $40,000,000; and 20% of Imagent revenue above $40,000,000.  The earn out will be reduced by amounts Photogen pays pursuant to a license agreement with Schering Aktiengesellschaft (“Schering”), net of payments received from Schering under the license, and amounts of any indemnification claims Photogen has against Alliance.  The earn out is subject to three additional offsets (which are to be applied in the manner described in the Asset Purchase Agreement dated as of June 10, 2003 with Alliance) that entitle Photogen to retain portions of the earn out otherwise payable to Alliance.

Intangible assets resulting from the acquisition of the Imagent business are estimated by management based on the fair value of the assets received.  These intangible assets consist entirely of purchased technology.  Purchased Technology related to the Imagent business is amortized on a straight line basis over twelve years.  Purchased Technology is stated at cost, less accumulated amortization.

Following is summarized statements of revenues and direct expenses for the Purchased Technology for the year ended December 31, 2002 and the approximate six-month period ended June 18, 2003 (date of purchase):

	Year ended 12/31/02	Six-Month period ended 6/18/03	Total for Periods
Expenses:

Research & development	$12,775,041	$4,501,299	$17,276,341
Sales, general and administrative	5,080,021	1,363,973	6,443,995

Total Expenses	$17,855,062	$5,865,272	$23,720,336

Below is supplemental pro forma information that discloses the results of operations for the technology purchase for the current three and six month periods ending June 30, 2003, as well as the corresponding periods for the preceding year ending June 30, 2002.  The pro forma information is as if the acquisition had been completed as of the beginning of the periods presented.  The pro forma data give effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of intangibles and weighted shares outstanding.

	Three Months ended June 30, 2003	Three Months ended June 30, 2002	Six Months ended June 30, 2003	Six Months ended June 30, 2002
Expenses:
Research & development	$2,568,558	$3,314,769	$5,321,741	$6,668,624
Sales, general and administrative	2,900,300	2,322,083	8,460,240	4,078,245
Restructuring charge	—	—	—	451,068
Total Expenses	5,468,858	5,636,852	13,781,981	11,197,937
Loss from joint venture	(4,801,648)	(380,331)	(4,997,545)	(940,445)
Investment income	2,291	177	6,813	1,502
Interest expense	(53,988)	(54,541)	(53,988)	(100,713)
Loss from continuing operations	(10,322,203)	(6,071,547)	(18,826,701)	(12,237,593)
Discontinued operations — net	—	(544,657)	—	(1,047,106)
Net income (Loss)	$(10,322,203)	$(6,616,204)	$(18,826,701)	$(13,284,699)
Dividends on Preferred Stock	(265,504)	(344,215)	(523,970)	(678,678)
Net loss applicable to common shareholder	$(10,587,707)	(6,690,419)	(19,350,671)	(13,963,377)
Pro forma net loss per share	$(0.50)	$(0.51)	$(0. 92)	$(1.01)
Weighted average number of common shares outstanding — basic and diluted	21,157,948	13,769,607	21,010,215	13,769,607

This pro forma information is not necessarily indicative of the actual results that would have been achieved had the Purchased Technology been acquired the first day of the Company’s three- or six-month periods, nor is it necessarily indicative of future results.

7.                                      Equity Transactions

Pursuant to a Standstill and Make Whole Agreement with Xmark, secured creditors of Alliance, the Company issued a total of 750,000 shares to Xmark.  Xmark agreed to not exercise any rights against Alliance as a creditor.  The value of these shares was treated as an expense.

On May 2, 2003, the Company executed a Going Forward Agreement with Xmark that provided, among other things, for the issuance of shares of the Company’s common stock upon the acquisition of the Purchased Technology as payment for interest owed by Alliance to Xmark.

On June 18, 2003, the Company issued 2,198,137 shares of its common stock to certain creditors of Alliance, including Xmark, as partial consideration for the Technology Purchase.  Following approval by shareholders, the Company will issue an additional 1,985,522 shares to certain other creditors as part of the Purchased Technology.  Shareholders representing 61.1% of the outstanding stock of the Company have indicated their commitment to vote in favor of the issuing of the additional shares in connection with the acquisition.

Total shares issued to Xmark as a result of the agreements noted above were 1,817,394.  Xmark has a put right for all these shares that would, under certain circumstances, require the Company to purchase the shares from Xmark at a price of $1.00 per share.  As a result, $1,817,394 has been classified as mezzanine equity at June 30, 2003.

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

Lines of Credit – To obtain funds for operations and certain cash payments related to the Technology Purchase, the Company issued $4,660,000 in Notes, of which $4,160,000 are Revolving Convertible Senior Secured Promissory Notes and the balance are non-convertible (collectively, the “Promissory Notes”) to three institutional investors (“Investors”).  The notes are secured by a first priority security interest on all the Company’s assets (but as to the lien on Imagent related assets, the lien is subordinate to the security interest held by Xmark), bear interest at 7.25% per annum, compounded monthly, and are due on the earlier of August 5, 2003 or upon the occurrence of an “acceleration event.”  All principal and interest under the Promissory Notes will convert into the Company’s common stock upon completion of a qualified financing that closes before August 5, 2003 at the same price and on the same terms as are in effect for the other investors in the qualified financing; and the Investors will have the same rights, benefits and obligations as other investors in that financing.  The acceleration events include a breach of the Company’s obligations or representations under a security agreement in favor of the Investors; if the Company files for bankruptcy protection or similar events occur indicating insolvency; if the Company liquidates, or if the Company incurs any debt senior or pari passu to the debt of the Investors.

9.                                      Accrued Expenses

Accrued expenses consist of the following at June 30, 2003 and December 31, 2002:

	June 30, 2003	December 31, 2002
Alliance liabilities assumed from acquisition	$3,304,793	$—
Legal	548,128	—
Payroll liabilities	—	34,132
Other	170,618	—
Total accrued expenses	$4,023,539	$34,132

10.                               Property and Equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (three to seven years) using the straight-line method.  Amortization of leasehold improvements is computed on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets.  Maintenance and repairs are charged to operations as incurred.  When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

Property and equipment consist of the following at June 30, 2003 and December 31, 2002:

	June 30, 2003	December 31, 2002
Leasehold improvements	$5,560,869	$33,131
Furniture, fixtures and equipment	1,729,781	17,520
	7,290,650	50,651
Accumulated depreciation and amortization	(76,913)	(14,651)

	$7,213,737	$36,000

11.                               Commitments

Leases

The Company has leased its facilities and certain equipment under non-cancelable operating leases, which expire at various times through 2008.  The leases require the Company to pay for all maintenance, insurance and property taxes.

The Company also has an operating lease for laboratory equipment expiring in 2004.  During 2001, the Company determined that equipment leased by the Company under this operating lease would no longer be used by the Company in its research.  As a result, in 2001, the Company recorded a provision for all future lease payments of $1,264,208.  At June 30, 2003, $602,496 remains to be paid.

Minimum future rental payments under these leases are as follows:

Year ending December 31,	Operating Leases
Six months ending December 31, 2003	$734,648
Twelve months ending December 31, 2004	1,419,812
Twelve months ending December 31, 2005	945,168
Twelve months ending December 31, 2006	900,339
Twelve months ending December 31, 2007	877,514
Twelve months ending December 31, 2008	147,081
Total minimum lease payments	$5,024,562

License Agreements

In September 1997, Alliance Pharmaceutical Corp. (“Alliance”) entered into the Schering License Agreement, which provided Schering with worldwide exclusive marketing and manufacturing rights, drug compositions, and medical devices and systems related to perfluorocarbon ultrasound imaging products, including Imagent.  In February 2002, the agreement with Schering was modified to give Alliance exclusive rights to market the product in the U.S. for cardiology indications for a five-year period, with Schering to be paid a nominal royalty on such sales.  At the expiration of the five-year period, Alliance has the option to acquire all of Schering’s rights to the product on a worldwide basis or, alternatively, to allow Schering the opportunity to obtain co-promotion rights along with Alliance.  The rights Alliance had under the Schering License Agreement were transferred to Photogen at the consummation of its acquisition of the Imagent Business.

Concurrent with the restructuring of the Schering agreement in 2002, Alliance entered into a five-year exclusive agreement with Cardinal Health, Inc. (“Cardinal”) to assist the marketing of Imagent.  Under the agreement, Cardinal will perform certain packaging, distribution, and sales services for Alliance under a fee-for-service arrangement.  Photogen assumed the Cardinal agreement from Alliance at the consummation of the Imagent acquisition.

12.                               Subsequent Events

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

The Company defaulted on $4,160,000 of its Promissory Notes due to the Investors.  The Investors have not asserted any of their rights under the default provisions of the Promissory Notes and have continued to advance capital, payable upon demand, to the Company.  All other terms and conditions of these Promissory Notes remain unchanged.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Portions of the discussion in this Form 10-QSB/A contain forward-looking statements and are subject to the Risk Factors described below.  References to the “Company,” “Photogen,” “we” or “our” are to Photogen Technologies, Inc. and its consolidated subsidiaries.  Imagent® is a registered trademark owned by Photogen.

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

At the closing, we paid approximately $669,000 in cash and delivered 2,198,137 shares of our common stock.  At the direction of Alliance, we delivered the cash and stock to creditors, employees and vendors of Alliance.  In addition to the bridge financing we provided to Alliance before the closing, our purchase of a $1,250,000 interest in Alliance’s obligations to two of its creditors, Xmark Fund, Ltd. and Xmark Fund, L.P. (collectively “Xmark”), and our assumption of specified Alliance operating liabilities related to Imagent, we are obligated to pay additional amounts to Alliance secured and unsecured creditors after the closing (including Xmark, discussed below, and others).  At various times between 90 and 365 days after the closing, we must pay, subject to reaching satisfactory agreements with certain Alliance secured and unsecured creditors, an aggregate amount of up to approximately $3,000,000 to creditors other than Xmark and (subject to stockholder approval, discussed below) deliver up to an aggregate of approximately 1,985,522 shares of our common stock.  The amount of consideration was determined through arms-length negotiations.

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

We also entered into a series of agreements with Xmark.  Pursuant to a Standstill and Make Whole Agreement dated as of December 30, 2002, we issued 750,000 shares of our common stock to Xmark, who agreed to not exercise any rights against Alliance as a creditor for the period of the standstill.  On May 2, 2003, we entered into a Going Forward Agreement pursuant to which Xmark agreed to extend the period during which Xmark had refrained from exercising its rights as a creditor against Alliance to permit us to complete the acquisition.  On that date, we also purchased a $1,250,000 interest in Alliance’s obligations to Xmark.

At the closing of our acquisition of the Imagent assets, pursuant to the Going Forward Agreement, we delivered to Xmark our promissory notes in the total principal amount of $2,500,000.  These notes are payable in two equal installments on August 5, 2003 and November 3, 2003 or (if sooner) at the time we complete a financing resulting in at least $18,000,000 of gross proceeds to us and bear interest at 3% over the prime rate (payable in shares of our common stock). At the closing of the Imagent acquisition, we also issued Xmark an additional 1,056,000 shares that represented payment of interest that was due to Xmark by Alliance through the closing date of the acquisition.  The value of these additional 1,056,000 shares has been treated as part of the purchase price of the Imagent business.

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

We consider the valuation of our investment in the purchased technology of Imagent to be a significant estimate.  The carrying value of this technology is $15,136,282.  The assumptions underlying the financial forecast have been based on currently available information including estimates of market size and penetration, pricing, competitive threats and general operating expenses.  These estimates may change and such changes may impact future estimates of carrying value.

We also consider our investment in the joint venture with affiliates of Élan Corporation, plc (“Élan”) to be subject to a significant estimate.  The carrying value of our 80.1% equity interest in Sentigen, Ltd., the joint venture entity, plus advances to Sentigen, Ltd., at December 31, 2002 and June 30, 2003 totaled $8,192,452 and $3,194,907, respectively.  Members of Sentigen’s management reviewed its financial projections and has concluded that given delays in the development of N1177, resulting from capital constraints, the carrying value of the intangible assets in the joint venture should be reduced by $2,500,000.  In addition, in the second quarter of 2003, based on the re-prioritization of the development of N1177 and as the development plans are being further delayed pending the acquisition of sufficient capital to allocate to the development of N1177, Sentigen recorded an additional impairment provision of $5,750,000.  The assumptions underlying the financial forecasts were based on currently available information, including estimates of development costs, pricing, operating expenses and market sizes and penetration.  These estimates may change and any such changes may impact future estimates of appropriate carrying values.

Results of Operations

Prior to our acquisition of the Imagent assets in June, 2003, our efforts were focused on the development and clinical testing of diagnostic products, specifically PH-50, being developed as a cardiovascular imaging agent, and N1177, being developed for lymphography, the diagnosis of cancer metastasizing to lymph nodes.  To date, we have not generated revenues from the sale of any proposed diagnostic products or other operations.  Net loss applicable to common shareholders (after preferred dividends) was $4,880,682 and $12,854,721 for the six months ended June 30, 2002 and 2003, respectively.  Our cumulative losses since inception, including “in-kind” preferred stock and beneficial conversion dividends totaling $8,170,199, are approximately $49,246,144.

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

Research and development expenses for the six months ended June 30, 2002 and 2003 were $339,537 and $820,442, respectively.  These expenses include personnel costs, fees and other compensation paid to outside consultants, and costs associated with conducting preclinical studies and manufacturing product to be used in these studies.

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

Selling, general and administrative expenses from continuing operations were $1,324,637 and $6,465,589 for the six months ended June 30, 2002 and 2003, respectively.  These expenses include costs associated with our acquisition of the Imagent business prior to firmly committing to the acquisition, obtaining patent protection for our intellectual property, costs associated with administrative personnel and corporate management, the amortization of certain options granted to our employees, legal and related expenses and facilities expenses.

In the first six months of 2003, selling, general and administrative expenses increased by $5,140,952 to $6,465,589.  The primary reasons for the increase were related to our acquisition of the Imagent business from Alliance including, (i) provisions we have taken against advances we had made to Alliance and shares of our common stock we had issued to Xmark pursuant to a standstill agreement with Xmark, (ii) costs of conducting due diligence and other activities related to the acquisition of the Imagent business and (iii) costs incurred by us to operate the Imagent business following its acquisition.  As part of the November, 2002 restructuring and financing, stock options were granted to our remaining employees with an exercise price equal to the price at which common stock was sold to the new institutional investors.  In addition, as part of the acquisition of the Imagent business and the related hiring of employees from Alliance, we granted these new employees an aggregate of 1,865,750 stock options with an exercise price of $1.25 per share.  As the exercise prices were below the closing price of our common stock at the dates of grant, we recorded an expense of approximately $529,270 in the first six months of 2003 reflecting the differentials between those respective two prices.

In the fourth quarter of 1999, we entered into a joint venture with affiliates of Élan for the development of N1177, a potential product to identify and diagnose lymph nodes for the presence of cancer.  We own 80.1% of the joint venture entity, Sentigen, Ltd., with the balance owned by Élan.  During the first six months of 2002 and 2003, we recorded losses from the joint venture of $940,445 and $4,997,545, respectively.  In 2002, these losses resulted from our share of development expenses incurred in the joint venture by the two participants, including personnel expenses and costs associated with developing a manufacturing process, and the purchase of drug substance and other materials.  In 2003, these losses were substantially the result of the amortization of the license purchased from Élan and a charge for further impairment of the license value as, due to the lower priority of the development of N1177 and capital constraints, limited development work was being conducted.

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

For the six months ended June 30, 2002 and 2003 we had no purchases of equipment and leasehold improvements other than the acquisition of the assets related to the Imagent business, including the lease of a manufacturing facility located in San Diego.  During the next twelve months we expect capital expenditures for equipment to be less than $500,000.

Liquidity; Capital Resources

Without additional financing we may not have sufficient cash resources for our entire fiscal year ending December 31, 2003.  We are currently funding our operations through borrowings, evidenced by secured promissory notes, payable upon demand, from our principal institutional investor.  We will need substantial additional financing for our research, clinical testing, product development and marketing programs.  We cannot accurately estimate the amount of additional financing required; however, the amount could be an additional $30 million or more over the next several years.  In particular, we are currently seeking to raise capital in one or more transactions to fund our immediate and longer term capital needs through the private placement of securities to accredited investors.  See “Risk Factors—We must raise additional financing in the future and our inability to do so will prevent us from implementing our business plan,” above.

At June 30, 2003, we had cash and cash equivalents totaling approximately $1,053,640.  Since that date, we have expended all those funds and, as described above, are currently funding our operations through borrowings from our principal institutional investor as cash is required for operations.  This investor has continued to provide funding to us, but there can be no assurance that the investor will continue to provide funding to us.

On June 18, 2003, we closed the acquisition of the Imagent business from Alliance.  At the closing, we paid approximately $669,000 in cash and delivered 2,198,137 shares of our common stock.  At the direction of Alliance, we delivered the cash and stock to creditors, employees and vendors of Alliance.  In addition to the bridge financing we provided to Alliance before the closing, our purchase of a $1,250,000 interest in Alliance’s obligations to Xmark and our assumption of specified Alliance operating liabilities related to Imagent, we are obligated to pay additional amounts to Alliance secured and unsecured creditors at various times between 90 and 365 days after the closing, (i) an aggregate of $2,500,000 to Xmark, (ii) subject to reaching satisfactory agreements with certain Alliance secured and unsecured creditors, (iii) an aggregate amount of up to approximately $3,000,000 to creditors other than Xmark, pay certain royalties based upon sales of Imagent, subject to certain offsets, and (iv) subject to stockholder approval deliver up to an aggregate of approximately 1,985,522 shares of our common stock.

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

At the closing of the Imagent acquisition, we issued Xmark an additional 1,056,144 shares that represented payment of interest that was due to Xmark by Alliance through the closing date of the acquisition.  The value of these additional 1,056,144 shares has been treated as part of the purchase price of the Imagent business.

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

Three of our existing institutional investors have provided capital to us in exchange for our Promissory Notes in an aggregate principal amount of up to $4,660,000 (at June 30, 2003 and $5,160,000 as at July 31, 2003).  The notes bear interest at a rate of 7.25% per annum, compounded monthly.  A total of $4,160,000 of these notes are convertible into our common stock.  Unless converted into common stock, amounts due under the notes were payable on the earlier of August 5, 2003 or the date that we commit various defaults or become subject to bankruptcy or similar proceedings.  We defaulted on the payment of $4,160,000 of these notes on August 5, 2003; however, two of these investors loaned us an additional $350,000 as evidenced by promissory notes dated August 12, 2003 and $1,484,000 as evidenced by promissory notes dated August 19, 2003 which bear interest at the rate of 7.25% per annum, compounded monthly.

In the second quarter, we recognized the issuance of 124,627 shares of our common stock that previously had been subject to rescission.  In the first six months of 2003, we also issued an aggregate of 67,778 shares of our common stock pursuant to several factors including cash, compensation for service, penalties for failure to timely register certain shares and the cashless exercise of stock options.

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

At the time of the acquisition of the Imagent business, we entered into a lease agreement with a unit of Baxter International for certain equipment used for the manufacture of Imagent.  Our annual cost for this lease is approximately $126,000.  Our other long-term commitments that are not recorded on our financial statements are for our office space in Pennsylvania and in San Diego, California.  Annual rent for the California lease, which expires in 2008, is approximately $792,000 and for the Pennsylvania lease, which expires in 2004, is approximately $173,000. In addition, we have provided for the remaining lease payments of certain laboratory equipment that is no longer useful to our operations. The lease expires in 2004, and the remaining payments total approximately $602,000.

Plan of Operation

Management believes it lacks sufficient working capital to fund operations for the entire fiscal year ending December 31, 2003.  Therefore, substantial additional capital resources will be required to fund the ongoing operations related to our marketing and manufacturing of Imagent and our research and business development activities.  Our financial condition raises substantial doubt about our ability to continue as a going concern.  We believe there are a number of potential alternatives available to meet the continuing capital requirements such as public or private financings or collaborative agreements.  We are taking continuing actions to reduce our ongoing expenses.  If adequate funds are not available, we will be required to significantly curtail our operating plans and may have to sell or license out significant portions of our technology or potential products.  The 2002 and 2003 financial statements, including those contained in this Form 10-QSB/A, do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

ITEM 3.  CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in filings made pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-QSB/A and have determined that such disclosure controls and procedures are effective.

Our recent acquisition of the Imagent business from Alliance presents new challenges to our ability to maintain internal controls and procedures.  We have completed the certification of the Company’s internal controls and procedures in this Form 10-QSB/A on the basis that the financial information relating to the Imagent business was provided by Alliance’s financing organization, part of the other financial information was compiled by our employees who are experienced from their previous work for Alliance in performing such tasks for public companies, and other information was prepared in accordance with our normal disclosure procedures and controls.  As we continue to integrate the Imagent business into the Company and consolidate the financial function of this business with our previous operations, we intend to reevaluate the effectiveness of our internal controls so that they are appropriate to our new business.

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

ITEM 2.  CHANGES IN SECURITIES

During the six-month period ending June 30, 2003, we have issued securities in the transactions described below without registration under the Securities Act.  These securities were offered and sold by us in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering, and/or Rule 701 under the Securities Act relating to transactions occurring under compensatory benefit plans.  We relied on representations and warranties from the purchasers of the securities that they were acquiring the securities for their own account and not with a view to, or for sale in connection with, any distribution of the securities in violation of the Securities Act.

•                  Pursuant to the terms of the Standstill and Make Whole Agreement dated as of December 30, 2002, in each of January, February and March 2003, we issued 250,000 shares (an aggregate of 750,000 shares) to Xmark in exchange for Xmark’s agreement to forbear from exercising its remedies as a creditor against Alliance.

•                  Pursuant to the terms of a Consulting Agreement dated as of January 30, 2003, we issued 75,000 shares of our common stock to a consultant, subject to certain forfeiture provisions, in exchange for consulting services. Forfeiture provisions for 18,750 of these shares have expired through June 30, 2003.

•                  During January and February 2003, we awarded 40,000 options to acquire common stock pursuant to our 2000 Long Term Incentive Compensation Plan (the “2000 Plan”).

•      In January 2003 we issued 27,778 shares of our common stock for cash.

•                  On June 1, 2003, we issued an aggregate of 11,250 shares to Xmark as a penalty for failing to register for resale the shares of common stock issued to Xmark.

•      In May and June 2003, we issued an aggregate of 10,000 shares of our common stock pursuant to cashless exercise of options.

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

•                  In June 2003, we awarded options to acquire 1,865,750 shares of our common stock at an exercise price of $1.25 per share to new employees under our 2000 Plan.

In addition, in June 2003 we recorded the issuance of 124,627 shares of our common stock that had previously been subject to rescission.

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

We were also obligated to repay our promissory notes in favor of three of our investors for an aggregate principal amount of $4,160,000 as of August 5, 2003.  We were unable to meet our obligation under the terms of these notes at that time; however, two of these note holders loaned us an additional principal amount of $1,834,000, as evidenced by secured promissory notes bearing interest at 7.25% per annum, compounded monthly and are payable upon demand.  Our obligations to these note holders are secured by a second priority lien in favor of the note holders on our Imagent-related assets and a first priority lien in favor of the note holders on all of our other assets.

ITEM 5.  OTHER INFORMATION

RISK FACTORS

This Form 10-QSB/A contains (and press releases and other public statements we may issue from time to time may contain) a number of forward-looking statements regarding our business and operations.  Statements in this document that are not historical facts are forward-looking statements.  Such forward-looking statements include those relating to:

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from what is currently anticipated.  We make cautionary statements in certain sections of this Form 10-QSB/A, including under “Risk Factors.”  You should read these cautionary statements as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB/A, in the materials referred to in this Form 10-QSB/A, in the materials incorporated by reference into this Form 10-QSB/A, or in our press releases or other public statements.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-QSB/A or other documents incorporated by reference might not occur.  No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement.

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

We have incurred losses since the beginning of our operations.  As of June 30, 2003, we have incurred cumulative net losses (before dividends on preferred stock) of approximately $41,075,945.  We expect our losses to increase in the future as our financial resources are used for research and development, preclinical and clinical testing, regulatory activities, manufacturing, marketing and other related expenses.  We may not be able to achieve or maintain profitability in the future.  We have never declared or paid any cash dividends to stockholders and do not expect to do so in the foreseeable future.

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

Other than the patents and patent applications we acquired through the purchase of the Imagent Business, we have filed patent applications in the U.S. and under the Patent Cooperation Treaty covering a number of foreign countries.  These patent applications relate to the use of nanoparticulates, including PH-50, as cardiovascular imaging agents and to deliver pharmacologically active substances for treatment of various diseases.  We are also the exclusive licensee of a group of patented proprietary compounds known as “nanoparticulates,” including N1177 and PH-50 from Nycomed Imaging AS.  We are the exclusive licensee of U.S. and foreign patent applications from Massachusetts General Hospital which relate to diagnostic imaging agents and methods for using the diagnostic imaging agents for medical location, treatment and diagnosis of tumors and other diseased tissues.

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

We currently rely on Nanosystems, a division of Élan, as the sole supplier of the raw nanoparticulates used to manufacture PH-50 and N1177.  There can be no assurance that Nanosystems will continue to supply us with the raw materials that we need in a timely manner on conditions that are acceptable to us.

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

We currently have an agreement for sales and marketing of Imagent by Cardinal Health, Inc. that is under reevaluation to be more consistent with our current needs and resources.  We have had and expect to continue in the future to have a variety of research agreements with universities and other research institutions to investigate specific protocols.  We also contract and expect to continue to contract with research organizations and other third parties to manage clinical trials of our proposed products in development.  We must obtain and maintain collaborative relationships with third parties for research and development, preclinical and clinical testing, marketing and distribution of our proposed products.

We are currently involved in a joint venture with affiliates of Élan, called Sentigen, Ltd., to develop and commercialize materials in the field of lymphography.  Collaborative relationships may limit or restrict our operations or may not result in an adequate supply of necessary resources.  Our collaborative partner could also pursue alternative technologies as a means of developing or marketing products for the diseases targeted by our collaborative program.  If a third party we are collaborating with fails to perform under its agreement or fails to meet regulatory standards, this could delay or prematurely terminate clinical testing of our proposed products.

Our products may not be fully accepted by physicians, laboratories and health insurance providers, which would reduce our revenue and limit our ability to raise capital.

Our growth and success will depend upon market acceptance by physicians, laboratories and health insurance providers of our products.  This requires acceptance of our products as clinically useful and cost-effective alternatives to other medical imaging methods.  In addition, physicians may utilize imaging techniques other than those for which our products are being developed (such as magnetic resonance imaging (MRI)) to image internal vasculature and organs and therefore, our products may not be utilized.

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

During the period from January 1, 2003 through June 30, 2003 the closing trade price of our common stock ranged from $2.73 to $0.90 per share.  Daily trading volume ranged from zero shares to approximately 29,950 shares during that period.

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

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits.

The following is a list of exhibits filed as part of this Form 10-QSB/A.  Exhibits that were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parenthesis.

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

Date: October 20, 2003	Photogen Technologies, Inc.

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

* Filed herewith

+ Incorporated herein by reference