Form 10QSB
period 2003-09-30
PHOTOGEN TECHNOLOGIES INC
filed 2003-11-20
CIK 761237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 19,433,298 shares of common stock, $.001 par value per share, issued and outstanding at November 12, 2003.

Transitional Small Business Disclosure Format (check one):

Yes  ☐     No  ☒

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Photogen Technologies, Inc.

(A Development Stage Company)

Consolidated Condensed Balance Sheets

All amounts in $

	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$227,970	$6,090,904
Deposits	108,721	98,721
Prepaid expenses	582,592	693,313

Total Current Assets

919,283

6,882,938

Property, Plant and Equipment, less accumulated depreciation of $552,916 and $14,651, respectively	6,737,735	36,000

Patent Costs, net of amortization of $173,437 and $142,359, respectively	326,562	357,641

Deposits	14,383	14,383

Investment in Alliance	—	1,255,000

Purchased Technology, net of amortization of $322,237 and $0, respectively	15,469,750	—

Investment in and Advances to Affiliate	2,999,011	8,192,452
Total Assets	$26,466,724	$16,738,414

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$2,510,355	$835,003
Accrued expenses	3,285,375	34,132
Notes payable	1,250,000	—
Lines of Credit	8,293,810	—
Accrued equipment lease	334,720	401,664

Total Current Liabilities

15,674,260

1,270,799

Accrued Equipment Lease	234,304	401,664

Shares Subject to Rescission	—	650,000

Puttable Shares	1,946,508	—

Shareholders’ Equity
Preferred stock; par value $.01 per share; 5,000,000 shares authorized including:
Series A Preferred Stock; 12,856 shares authorized, issued and outstanding, liquidation preference $1,000 per share (in aggregate $12,856,000)	128	128
Common stock; par value $.001 per share; 150,000,000 shares authorized; 19,433,298 and 16,137,465 shares issued and outstanding, respectively	19,433	16,137
Additional paid-in capital	49,849,384	43,144,880
Common stock to be issued upon shareholder approval	5,080,082
Deficit accumulated during the development stage	(46,337,375)	(28,745,194)
Total Shareholders’ Equity	8,611,652	14,415,951
	$26,466,724	$16,738,414

Photogen Technologies, Inc.

(A Development Stage Company)

Consolidated Condensed Statements of Operations

(Unaudited)

All amounts in $

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Cumulative Amounts From November 3, 1996 (inception) to September 30, 2003
					(Unaudited)

Operating Expenses
Research and development	$562,703	$376,279	$1,383,145	$715,816	$5,739,782
Sales, general and administrative	4,306,244	841,804	10,771,833	2,166,441	27,419,355
Restructuring charges	—	—	—	451,068	1,404,508
Provision for future lease payments	—	—	—	—	1,264,208

Total Operating Expenses	4,868,947	1,218,083	12,154,978	3,333,325	35,827,853

Loss from Joint Venture	(195,896)	(305,400)	(5,193,441)	(1,245,845)	(12,108,457)

Investment Income	581	30	7,394	1,532	1,216,335

Interest Expense	(197,169)	(71,444)	(251,157)	(172,157)	(718,052)

Loss from continuing operations	(5,261,431)	(1,594,897)	(17,592,182)	(4,749,795)	(47,438,027)

Discontinued Operations
Loss from operations of discontinued therapeutic business	—	(244,719)	—	(1,291,825)	(10,679,101)
Gain from split-off of therapeutic business	—	—	—	—	11,779,752

Income (loss) from discontinued operations	—	(244,719)	—	(1,291,825)	1,100,651

Net Loss	$(5,261,431)	$(1,839,616)	$(17,592,182)	$(6,041,620)	$(46,337,376)

Dividends on Preferred Stock	(267,510)	(345,622)	(791,480)	(1,024,300)

Net Loss Applicable to Common Shareholders	$(5,528,941)	$(2,185,238)	$(18,383,662)	$(7,065,920)

Basic and Diluted Loss per Common Share	$(.26)	$(.23)	$(0.99)	$(.73)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	21,361,817	9,710,575	18,562,221	9,710,575

Photogen Technologies, Inc.

(A Development Stage Company)

Consolidated Condensed Statements of Shareholders’ Equity

(Unaudited)

	Preferred Stock				Common Stock		Members’ Capital	Common Stock To be Issued	Additional Paid-in Capital	Deficit Accumulated Development Stage	Total
	Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount

Contribution of capital	—	$—	—	$—	—	$—	$7,268	—	$—	$—	$7,268
Net loss for the period ended December 31, 1996	—	—	—	—	—	—	(1,779)	—	—	—	(1,779)

Balance, at May 15, 1997	—	$—	—	$—	—	$—	$9,000	—	$—	$(3,511)	$5,489

Issuance of common stock	—	—	—	—	1,578,208	1,578	—	—	1,801,872	—	1,803,450
Effect of recapitalization and merger	—	—	—	—	7,421,792	7,422	(9,000)	—	1,203,765	1,732	1,203,919
Cost associated with recapitalization and merger	—	—	—	—	—	—	—	—	(371,111)	—	(371,111)
Net loss for the period May 16, 1997 to December 31, 1997	—	—	—	—	—	—	—	—	—	(554,702)	(554,702)

Balance, at December 31, 1997	—	—	—	—	9,000,000	9,000	—	—	2,634,526	(556,481)	2,087,045

Issuance of common stock	—	—	—	—	218,755	219	—	—	6,999,781	—	7,000,000
Costs associated with common stock issuance	—	—	—	—	—	—	—	—	(50,000)	—	(50,000)
Options issued to consultants	—	—	—	—	—	—	—	—	45,446	—	45,446
Net loss for the year ended December 31, 1998	—	—	—	—	—	—	—	—	—	(1,973,913)	(1,973,913)

Balance, at December 31, 1998	—	—	—	—	9,218,755	9,219	—	—	9,629,753	(2,530,394)	7,108,578

Exercise of stock options	—	—	—	—	1,125	1	—	—	50,062	—	50,063
Issuance of warrants and options	—	—	—	—	—	—	—	—	3,664,749	—	3,664,749
Issuance of common stock	—	—	—	—	125,967	126	—	—	6,082,528	—	6,082,654
Issuance of preferred stock	12,015	120	—	—	—	—	—	—	11,578,839	—	11,578,959
Net loss for the year ended December 31, 1999	—	—	—	—	—	—	—	—	—	(6,052,841)	(6,052,841)

Balance, at December 31, 1999	12,015	120	—	—	9,345,847	9,346	—	—	31,005,931	(8,583,235)	22,432,162

Stock option compensation	—	—	—	—	—	—	—	—	125,020	—	125,020
Issuance of warrants and options	—	—	—	—	—	—	—	—	1,366,050	—	1,366,050
Issuance of preferred stock dividend	841	8	—	—	—	—	—	—	(8)	—	—
Issuance of preferred stock	—	—	337,056	3,370	—	—	—	—	5,272,970	—	5,276,340
Net loss for the year ended December 31, 2000	—	—	—	—	—	—	—	—	—	(10,787,062)	(10,787,062)

Balance, at December 31, 2000	12,856	128	337,056	3,370	9,345,847	9,346	—	—	37,769,963	(19,370,297)	18,412,510

Stock option compensation	—	—	—	—	—	—	—	—	64,729	—	64,729
Issuance of common stock for cash	—	—	—	—	49,245	49	—	—	418,674	—	418,723
Issuance of common stock in satisfaction Of anti-dilution provision	—	—	—	—	190,856	191	—	—	(191)	—	—
Issuance of preferred stock dividend	—	—	20,224	202	—	—	—	—	(202)	—	—
Net loss for the year ended December 31, 2001	—	—	—	—	—	—	—	—	—	(9,723,016)	(9,723,016)

Balance, at December 31, 2001	12,856	128	357,280	3,572	9,585,948	9,586	—	—	38,252,973	(29,093,313)	9,172,946

	Preferred Stock				Common Stock		Members’ Capital	Common Stock To be Issued	Additional Paid-in Capital	Deficit Accumulated Development Stage	Total
	Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, at December 31, 2001	12,856	$128	357,280	$3,572	9,585,948	$9,586	$—	$—	$38,252,973	$(29,093,313)	$9,172,946

Stock option compensation	—	—	—	—	—	—	—	—	73,870	—	73,870
Issuance of warrants for service	—	—	—	—	—	—	—	—	322,000	—	322,000
Issuance of options in settlement of lawsuit	—	—	—	—	—	—	—	—	806,415	—	806,415
Employee compensation from stock options	—	—	—	—	—	—	—	—	988,184	—	988,184
Issuance of preferred stock dividends	—	—	40,194	402	—	—	—	—	(402)	—	—
Conversion of Series B to common stock	—	—	(397,474)	(3,974)	422,316	422	—	—	3,552	—	—
Beneficial inducement costs for convertible debt converted	—	—	—	—	—	—	—	—	206,348	—	206,348
Conversion of line of credit with Élan to common stock	—	—	—	—	128,437	128	—	—	3,082,359	—	3,082,487
Conversion of line of credit with entity controlled by director of company to common stock	—	—	—	—	2,314,815	2,315	—	—	2,497,685	—	2,500,000
Retirement of common stock returned in shareholder transaction (Note 6(f))	—	—	—	—	(5,137,109)	(5,137)	—	—	(12,221,182)	—	(12,226,319)
Issuance of common stock for cash	—	—	—	—	8,823,058	8,823	—	—	9,133,078	—	9,141,901
Net loss for the year ended December 31, 2002	—	—	—	—	—	—	—	—	—	348,119	348,119

Balance, at December 31, 2002	12,856	$128	—	$—	16,137,465	$16,137	$—	$—	$43,144,880	$(28,745,194)	$14,415,951

Issuance of common stock for cash	—	—	—	—	27,778	28	—	—	29,972	—	30,000
Issuance of common stock for standstill agreement	—	—	—	—	750,000	750	—	—	1,173,000	—	1,173,750
Conversion of Series B to common stock	—	—	—	—	100	—	—	—	—	—	—
Options issued to consultants for services	—	—	—	—	—	—	—	—	9,200	—	9,200
Shares issued to consultant for services	—	—	—	—	37,500	37	—	—	99,788	—	99,825
Employee compensation from stock options	—	—	—	—	—	—	—	—	895,992	—	1,105,992
Shares issued in Technology Purchase	—	—	—	—	2,198,137	2,198	—	—	5,581,070	—	5,583,268
Shares to be issued in Technology Purchase	—	—	—	—	—	—	—	5,043,226		—	5,043,226
Shares previously subject to rescission	—	—	—	—	124,627	125	—	—	649,875	—	650,000
Shares issued to Xmark for penalties	—	—	—	—	98,826	99	—	—	163,577	—	163,676
Shares issued to Xmark for interest	—	—	—	—	21,649	22	—	—	48,575	—	48,597
Shares to be issued to Xmark for interest	—	—	—	—	—	—	—	36,856	—	—	36,856
Options exercised through cashless exercise	—	—	—	—	37,216	37	—	—	(37)	—	—
Xmark puttable shares classified as mezzanine equity	—	—	—	—	—	—	—	—	(1,946,508)	—	(1,946,508)
Net loss for the nine months ended September 30, 2003	—	—	—	—	—	—	—	—	—	(17,592,182)	(17,592,182)

Balance, at September 30, 2003	12,856	$128	—	$—	19,433,298	$19,433	$—	$5,080,082	$49,849,384	$(46,337,375)	$8,611,652

Photogen Technologies, Inc.

(A Development Stage Company)

Consolidated Condensed Statements of Cash Flows

(Unaudited)

All amounts in $

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Cumulative Amounts From November 3, 1996 (Inception)
			(Unaudited)
Cash Flows From Operating Activities
Net loss	$(17,592,182)	$(6,041,620)	$(46,337,376)
Loss from discontinued operations	—	1,291,825	10,679,101
Depreciation and amortization	569,489	317,525	2,247,393
Loss on disposal of fixed assets	—	—	38,424
Gain on sale of marketable securities	—	—	(18,503)
United States Treasury Notes Amortization	—	—	12,586
Gain on sale of therapeutic business	—	—	(11,779,752)
Allowance for notes receivable	1,491,500	—	1,491,500
Stock option compensation	905,191	43,701	2,583,761
Issuance of stock for standstill agreement	1,337,426	—	1,337,426
Beneficial inducement costs for convertible notes	—	—	206,348
Issuance of warrants in exchange for services rendered	—	—	4,317,091
Issuance of stock options in settlement of lawsuit	—	—	806,415
Issuance of stock for services rendered	99,825	—	99,825
Loss from investment in affiliate	5,193,441	1,245,845	12,108,457
Issuance of stock for interest payments	85,455	—	85,455
Changes in operating assets and liabilities (net of acquisition of Imagent assets and liabilities):
Prepaid expenses	110,723	(252,683)	(582,590)
Accounts payable	1,675,350	904,572	2,580,353
Accrued expenses	80,260	656,453	349,969
Accrued equipment lease	(234,304)	91,131	899,673
Accrued restructuring	—	276,068	—
Net cash used in operating activities (continuing operations)	(6,227,828)	(1,467,183)	(18,874,444)
Net cash used in discontinued operations	—	(1,291,825)	(10,679,101)
Cash Flows From Investing Activities
Sale of marketable securities	—	—	2,164,464
Purchases of marketable securities	—	—	(2,182,967)
Purchases of United States Treasury Notes	—	—	(38,656,973)
Sales of United States Treasury Notes	—	—	39,778,548
Purchase of capital assets	—	—	(636,877)
Proceeds from sale of equipment	—	—	145,551
Costs to acquire patent	—	—	(237,335)
Investment in and advances to affiliate	—	(639,971)	(15,107,468)
Decrease (increase) in deposit	(10,000)	100,000	(453,753)
Investment in Alliance Pharmaceutical Corp.	—	—	(1,255,000)
Purchase of Imagent business	(6,515,108)	—	(6,515,108)
Principal payment on acquisition debt	(1,250,000)	—	(1,250,000)
Net cash used in investing activities	(7,775,108)	(539,971)	(24,206,918)
Net cash used in investing activities of discontinued operations	—	—	(1,306,676)
Cash Flows From Financing Activities
Principal payments on capital leases	—	—	(291,704)
Net proceeds from issuance of equity	30,000	—	40,539,340
Proceeds from capital contributions by shareholders	—	—	1,911,674
Proceeds from issuance of debt	8,160,000	2,057,905	13,506,910
Cost of recapitalization	—	—	(371,111)
Net cash provided by financing activities	8,190,000	2,057,905	55,295,109
Increase (decrease) in Cash and Cash Equivalents	(5,862,934)	(1,241,074)	227,970
Cash and Cash Equivalents, at beginning of period	6,090,904	1,352,904	—
Cash and Cash Equivalents, at end of period	$227,970	$111,830	$227,970

Supplemental Schedule of Noncash Investing and Financing Activities 2003
Acquisition of the medical imaging business of Alliance Pharmaceutical Corp.
Summary of Purchase Transaction
Issuance of common stock	$5,583,268
Common stock to be issued	5,043,226
Cash advances in prior year	1,255,000
Net current cash advances prior to acquisition	2,584,383
Cash paid at closing	669,117
Direct payments to vendors on behalf of Alliance	182,435
Acquisition Costs	1,254,205
Purchase Price	$16,571,634
Fair Value of Assets Acquired and Liabilities Assumed
Property, Plant and Equipment	$7,240,145
Purchased Technology	15,136,282
Assumption of debt to Xmark	(2,500,000)
Assumption of Alliance liabilities	(3,304,793)
Fair Value of Assets Acquired	$16,571,634
Reclassification of common stock subject to rescission to equity of $650,000

1.                                      Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals as well as adjustments related to the acquisition of the medical imaging business (“Imagent Business,” “Purchased Technology” or “Technology Purchase”) of Alliance Pharmaceutical Corp. (“Alliance”) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

During the next twelve months we will focus our efforts primarily on exploring various options concerning our businesses, including securing additional financing, joint ventures, licensing or selling all or a portion of our technology and other possible strategic transactions.  Our ability to commercialize Imagent and develop PH-50 and N1177 depends on the successful implementation of one or more of these transactions.

Depending on the availability of capital and whether or not we pursue a sale or licensing strategy for Imagent, we will focus our operating efforts on the sales and marketing of Imagent.  If additional capital becomes available, we also expect to conduct preclinical and human clinical studies of our products in development.  Subject to the availability of sufficient capital, we expect to continue to incur increasing losses for at least the next three years as we intensify research and development, preclinical and clinical testing and associated regulatory approval activities and engage in or provide for the manufacture and/or sale of any products that we may develop.

Greater capital resources would enable us to quicken and expand our marketing and research and development activities, and our failure to raise additional capital will (absent a suitable collaborative agreement providing for a third party to take over these functions) significantly impair or curtail our ability to conduct further activities.  In any event, complete development and commercialization of our technology will require substantial additional funds.  We are seeking to raise capital through the sale of our common stock or other securities in a private placement to fund our immediate and longer-term capital needs.

The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

3.                                      Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding.  Basic and diluted loss per share excludes the impact of outstanding options, warrants and convertible preferred stock, as they are antidilutive.  Potential common shares excluded from the calculation at September 30, 2003 are 7,223,553 options, 377,431 warrants and 186,136 shares issuable upon the conversion of Series A Convertible Preferred Stock.  Basic and diluted loss per common share includes 1,985,522 shares to be issued following shareholder approval.

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

Included in the purchase were an FDA-approved manufacturing facility, the marketing, manufacturing and supporting infrastructure for the product, and an intellectual property portfolio of approximately thirty patents in the area of ultrasound imaging.  Imagent has been approved for marketing by the FDA for use in patients with sub optimal echocardiograms to opacify the left ventricle and thereby improve visualization of the main pumping chamber of the heart, and to improve delineation of the endocardial borders of the heart.  As a result, ultrasound with Imagent may better distinguish normal and abnormal heart structure and function - two critical indicators of cardiac health.  Echocardiography is the most widely used imaging modality for the diagnosis of heart disease, the leading cause of death in the U.S.  The attractiveness of the ultrasound imaging market potential together with the acquisition of an approved product and an extensive intellectual property portfolio were fundamental reasons for the acquisition and primary determinants of the purchase price.

A summary of the preliminary Purchased Technology acquisition costs and allocation to the assets acquired and liabilities assumed is as follows:

Summary of Purchase Transaction
Issuance of common stock	$5,583,268
Common stock to be issued	5,043,226
Cash advances in prior year	1,255,000
Net current cash advances prior to acquisition	2,584,383
Cash paid at closing	669,117
Direct payments to vendors on behalf of Alliance	182,435
Acquisition costs	1,254,205
Purchase Price	$16,571,634

Fair Value of Assets Acquired and Liabilities Assumed
Property, plant & equipment	$7,240,145
Purchased technology	15,136,282
Assumption of debt to Xmark	(2,500,000)
Assumption of certain Alliance liabilities	(3,304,793)
Fair Value of Assets Acquired	$16,571,634

At the closing, Photogen paid approximately $669,000 in cash and delivered 2,198,137 shares of its common stock.  In addition to bridge financing Photogen provided to Alliance before the closing, its purchase of a $1,250,000 interest in Alliance’s obligations to two of its creditors, Xmark Fund, Ltd. and Xmark Fund, L.P. (collectively “Xmark”), and its assumption of specified Alliance operating liabilities related to Imagent, Photogen is obligated to pay, at various times between 90 and 365 days after the closing, (i) an aggregate of $2,500,000 to Xmark, (ii) subject to reaching satisfactory agreements with certain Alliance secured and unsecured creditors, an aggregate amount of up to approximately $3,000,000 to creditors other than Xmark and (iii) subject to stockholder approval, deliver an aggregate of approximately 1,985,522 shares of its common stock.

In addition, after the closing and through June 2010, Photogen must pay Alliance further consideration in the form of an earn out based on Imagent revenue, subject to certain reductions.  This earn out equals, for each year of the earn out:  7.5% of Imagent revenue up to $20,000,000; 10% of Imagent revenue between $20,000,000 and $30,000,000; 15% of Imagent revenue between $30,000,000 and $40,000,000; and 20% of Imagent revenue above $40,000,000.  The earn out will be reduced by amounts Photogen pays pursuant to a license agreement with Schering Aktiengesellschaft (“Schering”), net of payments received from Schering under the license, and amounts of any indemnification claims Photogen has against Alliance.  The earn out is subject to three additional offsets (which are to be applied in the manner described in the Asset Purchase Agreement dated as of June 10, 2003 with Alliance) that entitle Photogen to retain portions of the earn out otherwise payable to Alliance.

Intangible assets resulting from the acquisition of the Imagent business are estimated by management based on the fair value of the assets received.  These intangible assets consist entirely of purchased technology.  Purchased Technology related to the Imagent business is amortized on a straight-line basis over twelve years.  Purchased Technology is stated at cost, less accumulated amortization.

Following is summarized statements of revenues and direct expenses for the Purchased Technology for the year ended December 31, 2002 and the approximate six-month period ended June 18, 2003 (date of purchase):

	Year ended 12/31/02	Six- Month period ended 6/18/03	Total for Periods
Expenses:

Research & development	$12,775,041	$4,501,299	$17,276,341
Sales, general and administrative	5,080,021	1,363,973	6,443,995
Total Expenses	$17,855,062	$5,865,272	$23,720,336

Below is supplemental pro forma information that discloses the results of operations for the technology purchase for the current three and nine month periods ending September 30, 2003, as well as the corresponding periods for the preceding year ending September 30, 2002.  The pro forma information is as if the acquisition had been completed as of the beginning of the periods presented.  The pro forma data give effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of intangibles and weighted shares outstanding.

	Actual	Pro Forma
	Three Months ended September 30, 2003	Three Months ended September 30, 2002	Nine Months ended September 30, 2003	Nine Months ended September 30, 2002
Expenses:
Research & development	$562,703	$3,721,279	$5,884,444	$10,389,903
Sales, general and administrative	4,306,244	2,736,090	12,780,379	6,828,230
Restructuring charge	—	—	—	451,068
Total Expenses	4,868,947	6,457,369	18,664,823	17,669,201
Loss from joint venture	(195,896)	(305,400)	(5,193,441)	(1,245,845)
Investment income	581	30	7,394	1,532
Interest expense	(197,169)	(71,444)	(251,157)	(172,157)
Loss from continuing operations	(5,261,431)	(6,834,183)	(24,102,027)	(19,085,671)
Discontinued operations – net	—	(244,719)	—	(1,291,825)
Net income (Loss)	$(5,261,431)	$(7,078,902)	$(24,102,027)	$(20,377,496)
Dividends on Preferred Stock	(267,510)	(345,622)	(791,480)	(1,024,300)
Net loss applicable to common shareholder	$(5,528,941)	(7,424,524)	(24,893,507)	(21,401,796)
Pro forma net loss per share	$(0.26)	$(.54)	$(1.18)	$(1.55)
Weighted average number of common shares outstanding – basic and diluted	21,361,817	13,769,607	21,134,297	13,769,607

This pro forma information is not necessarily indicative of the actual results that would have been achieved had the Purchased Technology been acquired the first day of the Company’s three- or nine-month periods, nor is it necessarily indicative of future results.

5.                                        Joint Venture/Investment in Affiliate

Following is summarized financial information for Sentigen Ltd. at and as of the nine months ended September 30, 2003 and 2002:

September 30,	2003	2002

Cash	$410	$—
License purchased from Élan, net of amortization and impairment of $11,184,791 and $1,956,527, respectively	3,815,209	13,043,473

Total assets	$3,815,619	$13,043,473

Due to affiliates	$378,099	$366,961

Total shareholders’ equity	3,437,520	12,676,512

Total liabilities and equity	$3,815,619	$13,043,473

Research and development Expense	$—	$802,926
General and administrative expense	—	18,739
Amortization of license	733,698	733,698
Impairment of license	5,750,000	—

Net loss	$6,483,698	$1,555,363

6.                                      Equity Transactions

Pursuant to a Standstill and Make Whole Agreement dated as of December 30, 2002 with Xmark, secured creditors of Alliance, the Company issued a total of 750,000 shares to Xmark.  Xmark agreed to not exercise any rights against Alliance as a creditor.  The value of these shares was treated as an expense.

On May 2, 2003, the Company executed a Going Forward Agreement with Xmark that provided, among other things, for the issuance of shares of the Company’s common stock upon the acquisition of the Purchased Technology as payment for interest owed by Alliance to Xmark.  On June 18, 2003, the Company issued 2,198,137 shares of its common stock to certain creditors of Alliance, including 1,056,144 shares to Xmark pursuant to the Going Forward Agreement, as partial consideration for the Technology Purchase.  Following approval by shareholders, the Company will issue an additional 1,985,522 shares to certain other creditors as part of the Purchased Technology.  Shareholders representing 61.1% of the outstanding stock of the Company have indicated

their commitment to vote in favor of the issuing of the additional shares in connection with the acquisition.

On May 27, 2003 the Company issued 11,250 shares of its Common Stock to Xmark as a penalty for failure to timely register certain shares held by Xmark.

On July 31, 2003 the Company issued 82,977 shares of its Common Stock to Xmark for interest and penalties, including the failure to timely register certain shares of its Common Stock held by Xmark as of that date.

On September 2, 2003, pursuant to a Letter Agreement dated as of August 18, 2003 with Xmark, the Company issued 26,248 shares of its Common Stock to Xmark for the failure to timely register certain shares of its Common Stock held by Xmark as of that date.

Total shares issued to Xmark as a result of the agreements noted above are 1,926,619.  In addition, an aggregate of 19,888 shares of the Company’s Common Stock are issuable to Xmark for payment of accrued interest.  Xmark has a put right for all these shares that would, under certain circumstances, require the Company to purchase the shares from Xmark at a price of $1.00 per share.  As a result, $1,946,508 has been classified as mezzanine equity at September 30, 2003.

In the second quarter, the Company recognized the issuance of 124,627 shares of common stock that previously had been subject to rescission.

During the first nine months of 2003, the Company issued an aggregate of 102,594 shares pursuant to several factors including cash, compensation for service and cashless exercise of stock options in addition to the above issuances.

7.                                      Stock Options

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), but applies the intrinsic value method set forth in Accounting Principles Board Opinion No. 25 for stock options granted to employees and directors.  The Company expenses the fair value of stock options granted to nonemployees.  In 2002, the Company issued stock options to employees with an exercise price less than the market price on the date of grant, which vest over four years.  In 2003, the Company issued stock options in connection with the Technology Purchase with an exercise price less than the market price on the date of grant, which vest over four years.  The Company also issued to an employee stock options with an exercise price less than the market price on the date of grant that vest over eight months. Accordingly, compensation expense of $366,723 and $895,993 has been recorded in the third quarter and nine months of 2003, respectively.

For stock options granted to employees and directors during the first nine months of 2003, the Company has estimated the fair value of each option granted using the Black-Scholes option-pricing model with the following assumptions:

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

If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003

Net Loss Applicable to Common Shareholders, as reported	$(5,528,941)	$(18,383,662)

Add stock based employee compensation expense included in reported net income	366,723	895,993

Less total stock-based employee compensation expense determined under the fair value based method for all awards	(1,139,987)	(3,419,962)
Pro forma net loss	$(6,302,205)	$(20,907,631)

Basic and diluted loss per common share, as reported	$(0.26)	$(0.99)

Basis and diluted loss per common share, pro forma	$(0.30)	$(1.13)

8.                                      Secured Debt

Notes payable – At the closing of the Technology Purchase, the Company issued to Xmark promissory notes in the total principal amount of $2,500,000.  The notes were payable in two equal installments on August 5 and November 3, 2003 or (if sooner) at the time the Company completes a financing of at least $18,000,000 of gross proceeds and bear interest at 3% over the prime rate.  Interest is payable in shares of common stock.

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

The Company defaulted on the principal payment due to Xmark on August 5, 2003 and Xmark delivered a notice stating that it was accelerating all amounts due under the notes.  On August 18, 2003, the Company and Xmark executed a Letter Agreement pursuant to which the Company made an immediate payment of $1,250,000 and Xmark rescinded the default notice.  In addition, as part of the Letter Agreement:

•                  The Company has the right to extend the November 3, 2003 payment due date monthly until April 3, 2004 for a fee (and not as a reduction of any amounts due and owing under the promissory notes) ranging from $50,000 to $100,000 per month.  The Company exercised its right to extend the November 3, 2003 payment for one month.

•                  The demand registration rights held by Xmark became piggyback registration rights.

•                  The definition of “Event of Default” was amended.  The provision that an Event of Default included any default by the Company in the payment of borrowed money indebtedness was eliminated.  Instead, the Company agreed that it would be an Event of Default if it made any repayments of borrowed money indebtedness.

•                  If the Company makes payments to certain institutions, it will make a pro-rata payment to Xmark.

Lines of Credit – To obtain funds for operations and certain cash payments related to the Technology Purchase, the Company issued $8,160,000 in notes, of which $4,160,000 are Revolving Convertible Senior Secured Promissory Notes (“Revolving Notes”) and the balance are non-convertible (“Demand Notes”) (collectively, the “Promissory Notes”) to three institutional investors (“Investors”).  The Promissory Notes are secured by a first priority security interest on all the Company’s assets (but as to the lien on Imagent related assets, the lien is subordinate to the security interest held by Xmark), bear interest at 7.25% per annum, compounded monthly, and were due on the earlier of August 5, 2003 (in the case of the Revolving Notes) or are due upon demand (in the case of the Demand Notes) or upon the occurrence of an “acceleration event” (in the case of all Promissory Notes).  All principal and interest under the Revolving Notes will convert into the Company’s common stock upon completion of a qualified financing that closes before August 5, 2003 at the same price and on the same terms as are in effect for the other investors in the qualified financing; and the Investors will have the same rights, benefits and obligations as other investors in that financing.  No such financing had occurred as of August 5, 2003.  The acceleration events include a breach of the Company’s obligations or representations under a security agreement in favor of the Investors; if the Company files for bankruptcy protection or similar events occur indicating insolvency; if the Company liquidates, or if the Company incurs any debt senior or pari passu to the debt of the Investors.

The Company defaulted on $4,160,000 of its Revolving Notes due to the Investors.  The Investors have not asserted any of their rights under the default provisions of the Revolving Notes and (although no obligation to do so) have continued to advance capital, pursuant to the Demand Notes, to the Company.  All other terms and conditions of these Revolving Notes remain unchanged.

9.                                      Accrued Expenses

Accrued expenses consist of the following at September 30, 2003 and December 31, 2002:

	September 30, 2003	December 31, 2002
Alliance liabilities assumed from acquisition	$2,929,676	$—
Payroll liabilities	150,090	34,132
New Hope office abandonment provision	205,609	—
Total accrued expenses	$3,285,375	$34,132

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

Property and equipment consist of the following at September 30, 2003 and December 31, 2002:

	September 30, 2003	December 31, 2002
Leasehold improvements	$5,560,869	$33,131
Furniture, fixtures and equipment	1,729,782	17,520
Total	7,290,651	50,651
Accumulated depreciation and amortization	(552,916)	(14,651)
Property, plant and equipment, net	$6,737,735	$36,000

11.                               Commitments

Leases

The Company has leased its facilities and certain equipment under non-cancelable operating leases, which expire at various times through 2008.  The leases require the Company to pay for all maintenance, insurance and property taxes.

On August 31, 2003, the Company closed its Pennsylvania corporate headquarters and transferred its headquarters to its Imagent facility in San Diego, California.  The Company recorded a charge of $244,459 in the third quarter ($199,529 for remaining lease payments for the office and $12,103 for certain remaining equipment leases and $32,827 to write off certain leasehold improvements) related to the closing of the office.

The Company also has an operating lease for laboratory equipment expiring in 2004.  During 2001, the Company determined that equipment leased by the Company under this operating lease would no longer be used by the Company in its research.  As a result, in 2001, the Company recorded a provision for all future lease payments of $1,264,208.  At September 30, 2003, $569,024 remains to be paid.  Minimum future rental payments under these leases are as follows:

Period ending December 31,	Operating Leases
Three months ending December 31, 2003	$324,175
Twelve months ending December 31, 2004	1,319,131
Twelve months ending December 31, 2005	945,168
Twelve months ending December 31, 2006	900,339
Twelve months ending December 31, 2007	877,514
Twelve months ending December 31, 2008	147,081
Total minimum lease payments	$4,513,408

License Agreements

In September 1997, Alliance entered into the Schering License Agreement, which provided Schering with worldwide exclusive marketing and manufacturing rights, drug compositions, and medical devices and systems related to perfluorocarbon ultrasound imaging products, including Imagent.  In February 2002, the agreement with Schering was modified to give Alliance exclusive rights to market the product in the U.S. for cardiology indications for a five-year period, with Schering to be paid a nominal royalty on such sales.  At the expiration of the five-year period, Alliance had the option to acquire all of Schering’s rights to the product on a worldwide basis or, alternatively, to allow Schering the opportunity to obtain co-promotion rights along with Alliance.  The rights Alliance had under the Schering License Agreement were transferred to Photogen at the consummation of its acquisition of the Imagent Business.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Portions of the discussion in this Form 10-QSB contain forward-looking statements and are subject to the Risk Factors described below.  References to the “Company,” “Photogen,” “we” or “our” are to Photogen Technologies, Inc. and its consolidated subsidiaries.  References to the “Imagent Business,” “Technology Purchase” or “Purchased Technology” are to the medical imaging business of Alliance Pharmaceutical Corp. (“Alliance”) acquired by us on June 18, 2003.  Imagent® is a registered trademark owned by Photogen.

The accompanying financial statements have been prepared assuming we are a going concern.  The Company lacks sufficient working capital to fund operations for the remainder of the fiscal year ending December 31, 2003 without additional debt or equity financing.  The financial statements for the nine months ended September 30, 2003 do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from this uncertainty.

On November 12, 2002, we split off our therapeutic business to certain founding shareholders in exchange for all of their 52.9% ownership interest in Photogen and recognized a gain on the disposition of approximately $ 11,780,000.  Our therapeutic business had been focused on the development of certain photodynamic therapy products.  Our remaining diagnostic business has been focused on the development of products for medical imaging, with particular emphasis on cardiovascular imaging.

On June 18, 2003, we closed on the acquisition of assets related to the diagnostic imaging business, including Imagent (perflexane lipid microspheres), an FDA-approved product, of Alliance.  We also entered into a number of agreements related to that acquisition.  Included in the purchase were an FDA-approved manufacturing facility, the marketing, manufacturing and supporting infrastructure for the product and an intellectual property portfolio of approximately thirty patents in the area of ultrasound imaging.  The financial statements include the operating impact of this acquisition from June 18, 2003 through the end of the reporting period.  We are currently seeking additional capital to operate the Imagent business and to continue our development programs.

At the closing of the Imagent acquisition, we paid approximately $669,000 in cash and delivered 2,198,137 shares of our common stock.  At the direction of Alliance, we delivered the cash and stock to creditors, employees and vendors of Alliance.  In addition to bridge financing we provided to Alliance before the closing, our purchase of a $1,250,000 interest in Alliance’s obligations to two of its creditors, Xmark Fund, Ltd. and Xmark Fund, L.P. (collectively “Xmark”), and our assumption of specified Alliance operating liabilities related to Imagent, we are obligated to pay additional amounts to Alliance secured and unsecured creditors after the closing (including Xmark, discussed below, and others).  At various times between 90 and 365 days after the closing, we must pay, subject to reaching satisfactory agreements with certain Alliance secured and unsecured creditors, an aggregate amount of up to approximately $3,000,000 to creditors other than Xmark and (subject to stockholder approval, discussed below) deliver up to an aggregate of approximately 1,985,522 shares of our common stock.  The amount of consideration was determined through arms-length negotiations.

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

We also entered into a series of agreements with Xmark.  Pursuant to a Standstill and Make Whole Agreement dated as of December 30, 2002, we issued 750,000 shares of our common stock in the first quarter 2003 to Xmark, who agreed to not exercise any rights against Alliance as a creditor for the period of the standstill.  On May 2, 2003, we entered into a Going Forward Agreement pursuant to which Xmark agreed to extend the period during which Xmark had refrained from exercising its rights as a creditor against Alliance to permit us to complete the acquisition.  On that date, we also purchased a $1,250,000 interest in Alliance’s obligations to Xmark.

At the closing of our acquisition of the Imagent assets, pursuant to the Going Forward Agreement, we delivered to Xmark our promissory notes in the total principal amount of $2,500,000.  These notes are payable in two equal installments on August 5, 2003 and November 3, 2003 or (if sooner) at the time we complete a financing resulting in at least $18,000,000 of gross proceeds to us and bear interest at 3% over the prime rate (payable in shares of our common stock).  At the closing of the Imagent acquisition, we also issued Xmark an additional 1,056,144 shares that represented payment of interest that was due to Xmark by Alliance through the closing date of the acquisition.  The value of these additional 1,056,144 shares has been treated as part of the purchase price of the Imagent business.

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

We defaulted on the principal payment due on August 5, 2003 and Xmark delivered a notice to us stating that it was accelerating all amounts due under the notes.  We negotiated a new agreement with Xmark dated August 18, 2003 (the “Letter Agreement”) pursuant to which we agreed to make an immediate payment of $1,250,000 and Xmark agreed to rescind the default notice.  The other key terms of the Letter Agreement are as follows:

•                  We remain obligated to make a second principal payment of $1,250,000 on the earlier to occur of (i) November 3, 2003 or (ii) the consummation of one or more institutional financings resulting in aggregate gross proceeds to us of at least $18,000,000.  We will have the right to extend the November 3rd due date monthly until April 3, 2004 for a fee (and not as a reduction of any amounts due and owing under the promissory notes) ranging from $50,000 to $100,000 per month.  We have paid $50,000 and exercised our right to extend the November 3, 2003 due date by one month.

•                  Within twenty days of the execution of the Letter Agreement we will pay to Xmark, in cash or in shares of our common stock (valued at $1.00 per share, subject to certain adjustments), $26,248 for failure to timely register the shares of our common stock issued to Xmark for resale, which payment has been made with shares of our common stock.

•                  Our obligation to register the shares of common stock issued to Xmark for resale under the terms of the Going Forward Agreement was terminated and no further penalty payments or shares will be due to Xmark as a result of our failure to register the shares of our common stock held by Xmark.  In lieu of the demand registration rights Xmark previously had, the Letter Agreement provides that Xmark will have piggyback registration rights.

•                  The definition of “Event of Default” in the security agreements securing our obligations to Xmark was amended.  The provision that an Event of Default included any default by us in the payment of borrowed money indebtedness was eliminated.  Instead, we agreed that it would be an Event of Default if we made repayments of borrowed money indebtedness.

•                  With regard to payments to certain specified institutions, we agreed that, when paid, we would also make a pro rata payment to Xmark.

Except as specifically amended by the Letter Agreement, the terms of the Going Forward Agreement and the other agreements governing our obligations to Xmark remain in effect, including Xmark’s put right with respect to our common stock that Xmark owns.

Xmark’s put right, as set forth in the Going Forward Agreement, requires us to repurchase at $1.00 per share up to 750,000 shares of common stock we issued under the Standstill and Make Whole Agreement and all additional shares we issue to Xmark under the Going Forward Agreement.  The put right is fully exercisable beginning on the earlier of 13 months after the closing of the acquisition of the Imagent assets or the date on which we close a financing for $20,000,000 or more.  Before that time, Xmark can exercise the put right in quarterly installments beginning 90 days after the closing of our acquisition of the Imagent assets.  In connection with these quarterly installments, we can elect to defer repurchasing the shares if we lack adequate cash to satisfy our operating and working capital requirements for the subsequent 18-month period based on an operating plan approved by our Board.  We agreed to use our reasonable efforts to have sufficient cash to meet our operating plan.  If we do not repurchase these shares, Xmark is entitled to a payment of 1.5% of the value of the shares not repurchased for any 30-day period or pro rata portion thereof during which such failure is continuing.

We issued 82,977 shares of our common stock to Xmark on July 31, 2003 for interest and various penalties, including the failure to register the shares of our common stock held by Xmark by that date.  We issued 26,248 shares of our common stock to Xmark on September 2, 2003, pursuant to the Letter Agreement, for failure to register shares of our common stock held by Xmark as of August 18, 2003.  An additional 19,888 shares of our common stock are issuable to Xmark in payment of interest.

In connection with the closing of the acquisition of the Imagent assets, we issued approximately 18% of our outstanding common stock.  Nasdaq rules applicable under these circumstances require us to obtain prior stockholder approval before issuing more than 20% of our stock.  We intend to hold a meeting of stockholders in the near future.  At the stockholder meeting, we will ask stockholders to consider approving our issuing additional shares of common stock that may exceed 20% of the outstanding common stock, which will be utilized in connection with the acquisition.  Additional details about these matters will be provided in our proxy materials to be filed with the Securities and Exchange Commission.

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

We consider the valuation of our investment in the purchased technology of Imagent to be a significant estimate.  The carrying value of this technology at September 30, 2003 is $15,469,750.  The assumptions underlying the financial forecast have been based on currently available information including estimates of market size and penetration, pricing, competitive threats and general operating expenses.  These estimates may change and such changes may impact future estimates of carrying value.

We also consider our investment in the joint venture with affiliates of Élan Corporation, plc (“Élan”) to be subject to a significant estimate.  The carrying value of our 80.1% equity interest in Sentigen, Ltd., the joint venture entity, plus advances to Sentigen, Ltd., at December 31, 2002 and September 30, 2003 totaled $8,192,452 and $2,999,011, respectively.  Members of Sentigen’s management reviewed its financial projections and have concluded that given delays in the development of

N1177, resulting from capital constraints, the carrying value of the intangible assets in the joint venture should be reduced by $2,500,000 in 2002.  In addition, in the second quarter of 2003, based on the re-prioritization of the development of N1177 and as the development plans are being further delayed pending the acquisition of sufficient capital to allocate to the development of N1177, Sentigen recorded an additional impairment provision of $5,750,000.  The assumptions underlying the financial forecasts were based on currently available information, including estimates of development costs, pricing, operating expenses and market sizes and penetration.  These estimates may change and any such changes may impact future estimates of appropriate carrying values.

Results of Operations

Prior to our acquisition of the Imagent assets in June, 2003, our efforts were focused on the development and clinical testing of diagnostic products, specifically PH-50, being developed as a cardiovascular imaging agent, and N1177, being developed for lymphography, the diagnosis of cancer metastasizing to lymph nodes.  To date, we have not generated revenues from the sale of any proposed diagnostic products or other operations.  Net loss applicable to common shareholders (after preferred dividends) was $7,065,920 and $18,383,662 for the nine months ended September 30, 2002 and 2003, respectively.  Our cumulative losses since inception, including “in-kind” preferred stock and beneficial conversion dividends totaling $8,437,709, are approximately $54,775,085.

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

Research and development expenses for the nine months ended September 30, 2002 and 2003 were $715,816 and $1,383,145, respectively.  These expenses include personnel costs, fees and other compensation paid to outside consultants, and costs associated with conducting preclinical and clinical studies and manufacturing product to be used in these studies.

Substantially all of the research expenses in the first nine months of 2003 were oriented to the preclinical development of PH-50, a product having greater market potential than N1177, and, since the acquisition of the Imagent Business, expenses and depreciation associated with continued development of Imagent for new indications.  Expenses associated with the development of PH-50 are borne completely by us, whereas expenses associated with the development of N1177 are charged to Sentigen, our joint venture.  Due to capital constraints, we incurred minimal expenses in the joint venture, other than amortization of our investment in the joint venture, during the nine months of 2003.

Selling, general and administrative expenses from continuing operations were $2,166,441 and $10,771,833 for the nine months ended September 30, 2002 and 2003, respectively.  These expenses include costs associated with our acquisition of the Imagent business prior to firmly committing to the acquisition, obtaining patent protection for our intellectual property, costs associated with administrative personnel and corporate management, the amortization of certain options granted to our employees, the amortization of purchased technology, legal and related expenses and facilities expenses.

In the first nine months of 2003, selling, general and administrative expenses increased by $8,605,392 to $10,771,833.  The primary reasons for the increase were related to our acquisition of the Imagent business from Alliance including, (i) provisions we have taken against advances we had made to Alliance and shares of our common stock we had issued to Xmark pursuant to a standstill agreement with Xmark, (ii) costs of conducting due diligence and other activities related to the acquisition of the Imagent business, (iii) costs incurred by us to operate the Imagent business following its acquisition, (iv) depreciation, and (v) amortization of the purchased technology.

As part of the November, 2002 restructuring and financing, stock options were granted to our remaining employees with an exercise price equal to the price at which common stock was sold to the new institutional investors.  As part of the acquisition of the Imagent business and the related hiring of employees from Alliance, we granted these new employees an aggregate of 1,865,750 stock options with an exercise price of $1.25 per share.  Pursuant to an agreement with Dr. Taffy Williams, our Chief Executive Officer, an aggregate of 1,050,000 stock options were granted to Dr. Williams, subject to shareholder approval (shareholders representing an excess of 50% of our outstanding common stock have indicated their commitment to vote in favor of approving these options).  As the exercise prices were below the closing price of our common stock at the dates of grant, we recorded an expense of approximately $895,933 in the first nine months of 2003 reflecting the differentials between those respective two prices.

In the fourth quarter of 1999, we entered into a joint venture with affiliates of Élan for the development of N1177, a potential product to identify and diagnose lymph nodes for the presence of cancer.  We own 80.1% of the joint venture entity, Sentigen, Ltd., with the balance owned by Élan.  During the first nine months of 2002 and 2003, we recorded losses from the joint venture of $1,245,845 and $5,193,441, respectively.  In 2002, these losses resulted from our share of development expenses incurred in the joint venture by the two participants, including personnel expenses and costs associated with developing a manufacturing process, and the purchase of drug substance and other materials.  In 2003, these losses were substantially the result of the amortization of the license purchased from Élan and a $4,605,000 charge for further impairment of the license value as, due to the lower priority of the development of N1177 and capital constraints, limited development work was being conducted.

Investment income for the nine months ended September 30, 2002 and 2003 was $1,532 and $7,394, respectively.  Investment income is generated by the amount of capital in our investment portfolio prior to it being used to fund our operations and the rate of interest earned on that capital.  We invest funds in the investment portfolio in U.S. government obligations.  We expect investment income to continue to fluctuate both as the size of the investment portfolio decreases or increases and as the rate of interest earned by the portfolio varies due to shifts in short term interest rates.

Since inception, we had been developing products for both therapeutic and medical imaging applications.  As one of a series of transactions on November 12, 2002, we split off our therapeutic business to certain founding shareholders in exchange for all of their 52.9% ownership interest in Photogen.  Accordingly, the expenses associated with that business have been reclassified as discontinued operations.  Our therapeutic business had been focused on the development of certain photodynamic therapy products, in particular a compound we called PH-10.  In the nine months of 2002, we incurred losses related to these operations of $1,291,825.

For the nine months ended September 30, 2002 and 2003 we had no purchases of equipment and leasehold improvements other than the acquisition of the assets related to the Imagent business, including the lease of a manufacturing facility located in San Diego.  During the next twelve months we expect capital expenditures for equipment to be less than $500,000.

Liquidity; Capital Resources

Without additional financing we may not have sufficient cash resources for our entire fiscal year ending December 31, 2003.  We are currently funding our operations through borrowings, evidenced by secured promissory notes, payable upon demand, from our principal institutional investors.  We will need substantial additional financing for our research, clinical testing, product development and marketing programs.  We cannot accurately estimate the amount of additional financing required; however, the amount could be an additional $30 million or more over the next several years.  See “Risk Factors—We must raise additional financing in the future and our inability to do so will prevent us from implementing our business plan,” below.

At September 30, 2003, we had cash and cash equivalents totaling approximately $227,970.  Since that date, we have expended all those funds and, as described above, are currently funding our operations through borrowings from our principal institutional investor, as cash is required for operations.  This investor has continued to provide funding to us, but there can be no assurance that the investor will continue to provide funding to us.

On June 18, 2003, we closed the acquisition of the Imagent business from Alliance.  At the closing, we paid approximately $669,000 in cash and delivered 2,198,137 shares of our common stock.  At the direction of Alliance, we delivered the cash and stock to creditors, employees and vendors of Alliance.  In addition to bridge financing we provided to Alliance before the closing, our purchase of a $1,250,000 interest in Alliance’s obligations to Xmark and our assumption of specified Alliance operating liabilities related to Imagent, we are obligated to pay additional amounts to Alliance secured and unsecured creditors at various times between 90 and 365 days after the closing, (i) an aggregate of $2,500,000 to Xmark, (ii) subject to reaching satisfactory agreements with certain Alliance secured and unsecured creditors, an aggregate amount of up to approximately $3,000,000 to creditors other than Xmark, (iii) pay certain royalties based upon sales of Imagent through June 2010, subject to certain offsets, and (iv) subject to stockholder approval deliver up to an aggregate of approximately 1,985,522 shares of our common stock.

We also entered into a series of agreements with Xmark.  Prior to our acquisition of the Imagent Business, pursuant to a Standstill and Make Whole Agreement with Xmark, we issued a total of 761,250 shares (including 11,250 shares as a penalty for the failure to register those shares by April, 2003) of our common stock to Xmark and Xmark agreed to not exercise any rights against Alliance as a creditor.  On May 2, 2003, we entered into a Going Forward Agreement pursuant to which Xmark agreed to extend the period during which Xmark had refrained from exercising its rights as a creditor against Alliance to permit us to complete the acquisition.

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

We defaulted on the principal payment due on August 5, 2003 and Xmark delivered a notice to us stating that it was accelerating all amounts due under the notes.  We negotiated a new agreement with Xmark dated August 18, 2003 (the “Letter Agreement”) pursuant to which we agreed to make an immediate payment of $1,250,000 and Xmark agreed to rescind the default notice.  The other key terms of the Letter Agreement are as follows:

•                  We remain obligated to make a second principal payment of $1,250,000 on the earlier to occur of (i) November 3, 2003 or (ii) the consummation of one or more institutional financings resulting in aggregate gross proceeds to us of at least $18,000,000.  We will have the right to extend the November 3rd due date monthly until April 3, 2004 for a fee (and not as a reduction of any amounts due and owing under the promissory notes) ranging from $50,000 to $100,000 per month.  We have exercised our right to extend the November 3, 2003 due date by one month.

•                  Within twenty days of the execution of the Letter Agreement we will pay to Xmark, in cash or in shares of our common stock (valued at $1.00 per share, subject to certain adjustments), $26,248 for failure to timely register the shares of our common stock issued to Xmark for resale, which payment has been made with shares of our common stock.

•                  Our obligation to register the shares of common stock issued to Xmark for resale under the terms of the Going Forward Agreement was terminated and no further penalty payments or shares will be due to Xmark as a result of our failure to register the shares of our common stock held by Xmark.  In lieu of the demand registration rights Xmark previously had, the Letter Agreement provides that Xmark will have piggyback registration rights.

•                  The definition of “Event of Default” in the security agreements securing our obligations to Xmark was amended.  The provision that an Event of Default included any default by us in the payment of borrowed money indebtedness was eliminated.  Instead, we agreed that it would be an Event of Default if we made repayments of borrowed money indebtedness.

•                  With regard to payments to certain specified institutions, we agreed that, when paid, we would also make a pro rata payment to Xmark.

Except as specifically amended by the Letter Agreement, the terms of the Going Forward Agreement and the other agreements governing our obligations to Xmark remain in effect, including Xmark’s put right with respect to our common stock that Xmark owns.

Xmark’s put right, as set forth in the Going Forward Agreement, requires us to repurchase at $1.00 per share up to 750,000 shares of common stock we issued under the Standstill and Make Whole Agreement and all additional shares we issue to Xmark under the Going Forward Agreement.  The put right is fully exercisable beginning on the earlier of 13 months after the closing of the acquisition of the Imagent assets or the date on which we close a financing for $20,000,000 or more.  Before that time, Xmark can exercise the put right in quarterly installments beginning 90 days after the closing of our acquisition of the Imagent assets.  In connection with these quarterly installments, we can elect to defer repurchasing the shares if we lack adequate cash to satisfy our operating and working capital requirements for the subsequent 18-month period based on an operating plan approved by our Board.  We agreed to use our reasonable efforts to have sufficient cash to meet our operating plan.  If we do not repurchase these shares, Xmark is entitled to a payment of 1.5% of the value of the shares not repurchased for any 30-day period or pro rata portion thereof during which such failure is continuing.

Three of our existing institutional investors have provided capital to us in exchange for our convertible Promissory Notes in an aggregate principal amount of up to $8,160,000 (at September 30, 2003).  The notes bear interest at a rate of 7.25% per annum, compounded monthly.  A total of $4,160,000 of these notes are convertible into our common stock.  Unless converted into common stock, amounts due under the notes were payable on the earlier of August 5, 2003 or the date that we commit various defaults or become subject to bankruptcy or similar proceedings.  We defaulted on the payment of $4,160,000 of these notes on August 5, 2003; however, these investors continue to loan us capital under demand notes which bear interest at the rate of 7.25% per annum, compounded monthly.

The entire principal and interest outstanding under our convertible notes to these investors automatically converts into shares of our common stock on the same terms and at the same price as the shares issued in a financing for additional long-term capital.  In no event, however, may these be converted into shares of our common stock prior to stockholder approval if and to the extent that conversion would violate Nasdaq rules applicable to us.  To secure the obligations under our notes to these investors, we granted them a security interest in all of our tangible and intangible assets, including intellectual property.  This lien covers our Imagent-related assets, but as to these assets the investors’ lien is subordinate to the security interest held by Xmark.

In the first nine months of 2003, excluding the 1,926,619 shares of our common stock issued to Xmark and the 1,141,993 shares issued to other creditors of Alliance pursuant to the Imagent Business acquisition, we issued an aggregate of 102,594 shares of our common stock pursuant to several factors including cash, compensation for services and the cashless exercise of stock options.

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

We are currently seeking to raise capital in one or more transactions to fund our immediate and longer-term capital needs through the private placement of securities to accredited investors.  In addition, we expect to evaluate from time to time the acquisition or license of businesses, technologies or products.  The purchase of any such licenses or technologies would be funded by a portion of any net proceeds of future offerings or the issuance of debt or equity securities specifically for that purpose.  We expect our use of capital to increase as we build the commercial presence of Imagent and conduct further clinical trials of our products in development.

At the time of the acquisition of the Imagent business, we entered into a lease agreement with a unit of Baxter International for certain equipment used for the manufacture of Imagent.  Our annual cost for this lease is approximately $126,000.  Our other long-term commitments that are not recorded on our financial statements are for our office space in San Diego, California.  Annual rent for the California lease, which expires in 2008, is approximately $792,000.  In addition, we have provided for the remaining lease payments of certain laboratory equipment that is no longer useful to our operations.  The lease expires in 2004, and the remaining payments total approximately $569,024.

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

During the next twelve months we will focus our efforts primarily on exploring various options concerning our businesses, including securing additional financing, joint ventures, licensing or selling all or a portion of our technology and other possible strategic transactions.  Our ability to commercialize Imagent and develop PH-50 and N1177 depends on the successful implementation of one or more of these transactions.  In July 2003, given our change into an operating company with the acquisition of Imagent, we entered into an agreement with Taffy Williams, our Chief Executive Officer.  Our agreement with Dr. Williams provided, among other things, that we would begin a search for a chief executive officer with greater experience in managing operating companies.  Since that time, we have also been working with consultants who have advised us on operational and management issues.  In light of the various options for the future of our business currently under consideration - including that if we sell Imagent we would return to being focused on development rather than operations - the Company is reevaluating its agreement with Dr. Williams and may seek to extend Dr. Williams’ tenure with the Company and amend other provisions of that agreement.  We have not selected a new Chief Executive Officer at this time and Dr. Williams will continue in that role until we do.

Depending on the availability of capital and whether or not we pursue a sale or licensing strategy for Imagent, we will focus our operating efforts on the sales and marketing of Imagent.  If additional capital becomes available, we also expect to conduct preclinical and human clinical studies of our products in development.  Subject to the availability of sufficient capital, we expect to continue to incur increasing losses for at least the next three years as we intensify research and development, preclinical and clinical testing and associated regulatory approval activities and engage in or provide for the manufacture and/or sale of any products that we may develop.

Greater capital resources would enable us to quicken and expand our marketing and research and development activities, and our failure to raise additional capital will (absent a suitable collaborative agreement providing for a third party to take over these functions) significantly impair or curtail our ability to conduct further activities.  In any event, complete development and commercialization of our technology will require substantial additional funds.  See “Risk Factors—We must raise additional financing in the future and our inability to do so will prevent us from implementing our business plan,” below.  We are seeking to raise capital through the sale of our common stock or other securities in a private placement to fund our immediate and longer-term capital needs.

ITEM 3.  CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in filings made pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB and have determined that such disclosure controls and procedures are effective.

Our recent acquisition of the Imagent business from Alliance presents new challenges to our ability to maintain internal controls and procedures.  We have completed the certification of the Company’s internal controls and procedures in this Form 10-QSB on the basis that the financial information relating to the Imagent business was provided by Alliance’s financing organization, part of the other financial information was compiled by our employees who are experienced from their previous work for Alliance in performing such tasks for public companies, and other information was prepared in accordance with our normal disclosure procedures and controls.  As we continue to integrate the Imagent business into the Company and consolidate the financial function of this business with our previous operations, we intend to reevaluate the effectiveness of our internal controls so that they are appropriate to our new business.

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

ITEM 2.  CHANGES IN SECURITIES

During the nine-month period ending September 30, 2003, we have issued securities in the transactions described below without registration under the Securities Act.  These securities were offered and sold by us in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering, and/or Rule 701 under the Securities Act relating to transactions occurring under compensatory benefit plans.  We relied on representations and warranties from the purchasers of the securities that they were acquiring the securities for their own account and not with a view to, or for sale in connection with, any distribution of the securities in violation of the Securities Act.

•                  Pursuant to the terms of the Standstill and Make Whole Agreement dated as of December 30, 2002, in each of January, February and March 2003, we issued 250,000 shares (an aggregate of 750,000 shares) to Xmark in exchange for Xmark’s agreement to forbear from exercising its remedies as a creditor against Alliance.

•                  Pursuant to the terms of a Consulting Agreement dated as of January 30, 2003, we issued up to 75,000 shares of our common stock to a consultant, subject to certain forfeiture provisions, in exchange for consulting services.  Forfeiture provisions for 37,500 of these shares have expired through September 30, 2003.

•                  During January and February 2003, we awarded 40,000 options to acquire common stock pursuant to our 2000 Long Term Incentive Compensation Plan (the “2000 Plan”).

•                  In January 2003 we issued 27,778 shares of our common stock for cash.

•                  On May 27, 2003, we issued an aggregate of 11,250 shares to Xmark as a penalty for failing to register for resale the shares of common stock issued to Xmark.

•                  In June 2003, we issued an aggregate of 10,000 shares of our common stock pursuant to cashless exercise of options.

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

•                  In July 2003, we granted our Chief Executive Officer options to acquire 1,050,000 shares of our common stock at an exercise price of $1.08 per share, subject to shareholder approval.

•                  In July 2003 we issued 27,216 shares of our common stock as a cashless exercise of certain warrants.

•                  In July 2003 we issued 82,977 shares of our common stock to Xmark for interest and penalty for failing to timely register shares of common stock issued to Xmark.

•                  In September 2003 we issued 26,248 shares of our common stock to Xmark as a penalty for failing to timely register shares of common stock issued to Xmark.

•                  In the second and third quarter 2003 we issued senior secured promissory notes, payable upon demand, to three of our investors in an aggregate amount of $4,000,000 bearing interest at 7.25% annually, compounded monthly.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Under the terms of that certain Going Forward Agreement we entered into with Xmark dated as of May 2, 2003, we had an obligation to pay Xmark $1,250,000 on August 5, 2003 and an additional $1,250,000 on November 3, 2003 or (if sooner) at the time we complete a financing resulting in at least $18,000,000 of gross proceeds to us.  On August 5, 2003, we were unable to make our $1,250,000 payment to Xmark.  On August 6, 2003, we received a default notice from Xmark regarding our failure to make the $1,250,000 payment.  On August 18, 2003, we entered into a Letter Agreement with Xmark pursuant to which we agreed to make an immediate payment of $1,250,000 and Xmark agreed to rescind the default notice.  The other key terms of the Letter Agreement are as follows:

•                  We remain obligated to make a second principal payment of $1,250,000 on the earlier to occur of (i) November 3, 2003 or (ii) the consummation of one or more institutional financings resulting in aggregate gross proceeds to us of at least $18,000,000.  We will have the right to extend the November 3rd due date monthly until April 3, 2004 for a fee (and not as a reduction of any amounts due and owing under the promissory notes) ranging from $50,000 to $100,000 per month.  We have extended the November 3rd due date to December 3rd for a fee of $50,000.

•                  Within twenty days of the execution of the Agreement we will pay to Xmark, in cash or in shares of our common stock (valued at $1.00 per share, subject to certain adjustments), $26,248 for failure to timely register the shares of our common stock issued to Xmark for resale, which payment has been made with shares of our common stock.

•                  Our obligation to register the shares of common stock issued to Xmark for resale under the terms of the Going Forward Agreement was terminated and no further penalty payments or shares will be due to Xmark as a result of our failure to register the shares of our common stock held by Xmark.  In lieu of the demand registration rights Xmark previously had, the Letter Agreement provides that Xmark will have piggyback registration rights.

•                  The definition of “Event of Default” in the security agreements securing our obligations to Xmark was amended.  The provision that an Event of Default included any default by us in the payment of borrowed money indebtedness was eliminated.  Instead, we agreed that it would be an Event of Default if we made repayments of borrowed money indebtedness; and with regard to payments to certain specified institutions, we agreed that we would also make a pro rata payment to Xmark.

Except as specifically amended by the Agreement, the terms of the Going Forward Agreement and the other agreements governing our obligations to Xmark remain in effect, including, but not limited to, Xmark’s put right with respect to our common stock that Xmark owns.

We were also obligated to repay our convertible promissory notes in favor of three of our investors for an aggregate principal amount of $4,160,000 as of August 5, 2003.  We were unable to meet our obligation under the terms of these notes at that time; however, these note holders continue to loan us capital, as evidenced by secured promissory notes bearing interest at 7.25% per annum, compounded monthly and payable upon demand.  Our obligations to these note holders are secured by a second priority lien in favor of the note holders on our Imagent-related assets and a first priority lien in favor of the note holders on all of our other assets.

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

During 2002, we sold $12,028,902 of our common stock to certain institutional investors and a group of individual accredited investors at a price per share of $1.08 ($2,500,000 of which was from the conversion of our outstanding note payable to Tannebaum, LLC).  Our cash and securities on hand at September 30, 2003, following expenditures incurred by our operations and the acquisition of the Imagent Business including the financing of that business pending its acquisition, was approximately $227,970.  We have expended all these funds and are currently funding our operations through the issuance of secured promissory notes to one or more of our principal institutional investors.  We will need substantial additional financing for our marketing and product development programs.

We cannot accurately estimate the amount of additional financing required to develop our products.  In particular, we are currently seeking capital in one or more transactions to fund our immediate and longer-term capital needs through a private placement to accredited investors.  Additional funds may not be available on acceptable terms, if at all, and existing stockholders may be diluted as a result of those offerings.  The pricing of our common stock, or other securities convertible into common stock, in any such transaction may also result in an increase in the number of shares of common stock issuable upon exercise of warrants in accordance with the anti-dilution provisions in the instruments governing those securities.

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

We have incurred losses since the beginning of our operations.  As of September 30, 2003, we have incurred cumulative net losses (before dividends on preferred stock) of approximately $46,337,376.  We expect our losses to increase in the future as our financial resources are used for research and development, preclinical and clinical testing, regulatory activities, manufacturing, marketing and other related expenses.  We may not be able to achieve or maintain profitability in the future.  We have never declared or paid any cash dividends to stockholders and do not expect to do so in the foreseeable future.

The market for imaging products is extremely competitive, and many of our competitors have greater resources and have products that are in more advanced stages of development than we do, which may give them a competitive advantage over us.

In addition to the Imagent product, there are currently two FDA approved ultrasound contrast agents being marketed in the U.S. for certain cardiology applications by Amersham Health, Inc. and Bristol-Myers Squibb.  In addition, Bracco International has filed a New Drug Application with the FDA seeking approval to market its product.  Two other companies (POINT Biomedical and Acusphere) are in advanced clinical trials for the use of ultrasound contrast agents for assessing certain organs and vascular structures.  We expect that competition in the ultrasound contrast imaging field will be based primarily on each product’s safety profile, efficacy, stability, ease of administration, breadth of approved indications, and physician, healthcare payer and patient acceptance.  We are at the very early stages of launching the Imagent product, and we cannot predict whether it will compete successfully with these other products.

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

On August 26, 2003 and September 8, 2003, we received notices from Nasdaq that we did not meet specified listing criteria.  We corrected the identified deficiencies to Nasdaq’s satisfaction and Nasdaq notified us that it had withdrawn its delisting notice.

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

Other than Imagent, our proposed technologies and products generally must complete preclinical tests in animals and three phases of tests (also called clinical trials) in humans before we can market them for use.  Use of our technology has been limited primarily to laboratory experiments and animal testing; only N1177 has completed Phase 1 human clinical trials.  We have not yet conducted substantive studies on the effectiveness of our compounds on human subjects.

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

The clinical testing, manufacturing and marketing of our product candidates may expose us to product liability claims, and we may experience material product liability losses in the future.  We maintain certain levels of product liability insurance for the use of our products, but our coverage may not continue to be available on terms acceptable to us or adequate for liabilities we actually incur.  A successful claim brought against us in excess of available insurance coverage, or any claim or product recall that results in significant adverse publicity against us, may have a material adverse effect on our business and results of operations.

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

As of September 30, 2003, a small group of stockholders control approximately 64.7% of our outstanding common stock.  Several of our principal stockholders are also parties to a Voting, Drag-Along and Right of First Refusal Agreement (the “Voting Agreement”) concerning the election of certain designees to the Board of Directors.  The Voting Agreement requires these stockholders to vote their shares for the election of certain individuals nominated by parties to the Voting Agreement.  This concentration of ownership and control may delay or prevent a change in control of Photogen, and may also result in a small supply of shares available for purchase in the public securities markets. These factors may affect the market and the market price for our common stock in ways that do not reflect the intrinsic value of our common stock.

The price and trading volume of our common stock fluctuates significantly, like that of many biopharmaceutical companies, which may make it difficult for us or a stockholder to sell our common stock at a suitable price and may cause dilution for existing stockholders when we issue additional shares.

During the period from January 1, 2003 through September 30, 2003 the closing trade price of our common stock ranged from $2.73 to $0.90 per share.  Daily trading volume ranged from zero shares to approximately 42,900 shares during that period.

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

10.1

Agreement dated as of August 14, 2003 by and between Photogen Technologies, Inc., Xmark Fund, Ltd. and Xmark Fund, L.P. (Filed as Exhibit 10.1 to the Company’s 8-K filed on August 15, 2003 and incorporated herein by reference.)

10.2

Letter Agreement dated as of August 18, 2003 by and between Photogen Technologies, Inc., Xmark Fund, Ltd. and Xmark Fund, L.P. (Filed as Exhibit 10.1 to the Company’s 8-K filed on August 20, 2003 and incorporated herein by reference.)

10.3	Agreement dated as of February 28, 2002 by and between RedKey, Inc. and Alliance Pharmaceutical Corp. Confidential portions of this exhibit were redacted.

10.4

Agreement and Assignment dated as of June 11, 2003 by and among Photogen Technologies, Inc., Cardinal Health 411, Inc., Cardinal Health 105, Inc. and Alliance Pharmaceutical Corp. Confidential portions of this exhibit were redacted.

10.5	Agreement dated as of July 23, 2003 between Taffy J. Williams, Ph.D. and Photogen Technologies, Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K.

The following reports on Form 8-K were filed during the three-month period ending September 30, 2003:

1.                                       On July 28, 2003, the Company filed a Current Report on Form 8-K disclosing under Item 5 the filing of an answer to our complaint against Amersham Health, Inc. and two other Amersham affiliates denying the material allegations of our claims and asserting certain affirmative defenses and counterclaims.

2.                                       On August 6, 2003, the Company filed a Current Report on Form 8-K disclosing under Item 5 our inability to meet our obligations to Xmark under the terms of the Going Forward Agreement and to three of our investors under the terms of various promissory notes.

3.                                       On August 7, 2003, the Company filed a Current Report on Form 8-K disclosing under Item 5 that we were not in discussions with Xmark concerning restructuring of the Xmark indebtedness.

4.                                       On August 15, 2003, the Company filed a Current Report on Form 8-K disclosing under Items 5, 6 and 7 our borrowings from two of our investors, the Agreement with Xmark dated August 14, 2003, the appointment of Jonathan Fleming to our Board and the resignations of various directors of the Company.

5.                                       On August 20, 2003, the Company filed a Current Report on Form 8-K disclosing under Item 5 our letter agreement with Xmark dated August 18, 2003.

6.                                       On August 29, 2003, the Company filed a Current Report on Form 8-K disclosing under Item 5 Nasdaq’s notification on August 26, 2003 of our failure to comply with the requirements for continued listing.

7.                                       On September 11, 2003, the Company filed a Current Report on Form 8-K disclosing under Item 5 Nasdaq’s notification of additional deficiencies on September 8, 2003.

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2003	Photogen Technologies, Inc.

/s/ Taffy J. Williams
Taffy J. Williams, Ph.D., President and Chief Executive Officer

/s/ Brooks Boveroux
Brooks Boveroux, Senior Vice President – Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

Exhibit Index

EXHIBIT NO.	DESCRIPTION

+10.1

Agreement dated as of August 14, 2003 by and between Photogen Technologies, Inc., Xmark Fund, Ltd., and Xmark Fund L. P. (Filed as Exhibit 10.1 to the Company’s 8-K filed on August 15, 2003 and incorporated herein by reference.)

+10.2

Letter Agreement dated as of August 18, 2003 by and between Photogen Technologies, Inc., Xmark Fund, Ltd., and Xmark Fund L.P. (Filed as Exhibit 10.1 to the Company’s 8-K filed on August 20, 2003 and incorporated herein by reference.)

*10.3	Agreement dated as of February 28, 2002 by and between RedKey, Inc. and Alliance Pharmaceutical Corp. Confidential portions of this exhibit were redacted.

*10.4

Amendment and Assignment Agreement dated as of June 11, 2003 by and among Photogen Technologies, Inc., Cardinal Health 411, Inc., Cardinal Health 105, Inc. and Alliance Pharmaceutical Corp. Confidential portions of this exhibit were redacted.

*10.5	Agreement dated as of July 23, 2003 between Taffy J. Williams, Ph.D. and Photogen Technologies, Inc.

*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

+Incorporated herein by reference