Form 10KSB
period 2003-12-31
IMCOR PHARMACEUTICAL CO
filed 2004-04-15
CIK 761237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File No. 0-23553

IMCOR PHARMACEUTICAL CO.

(Exact name of Registrant as specified in its Charter)

NEVADA

(State or other jurisdiction of incorporation or organization)

62-1742885

(I.R.S. Employer Identification No.)

6175 LUSK BOULEVARD
SAN DIEGO, CA 92121

(Address of principal executive offices) (Zip Code)

(858) 410-5601

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  common stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for its most recent fiscal year: $0

The approximate aggregate market value of voting and non-voting common stock held by non-affiliates computed as of March 30, 2004, based upon the last sale price of the common stock reported on the Nasdaq SmallCap Market was approximately $8,483,000 .  For purposes of this calculation only, the registrant has assumed that its directors and executive officers, and any person known to the issuer to hold 10% or more of the outstanding common stock, are affiliates.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 30, 2004 was 21,541,476.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with its 2004 Annual Meeting are incorporated into Part III of this Report.

PART I

IMCOR Pharmaceutical Co. and its 80.1% owned affiliate, Sentigen, Ltd., are collectively referred to as “IMCOR,” the “company,” “we,” or “us.”  Portions of the discussion in this Form 10-KSB contain forward-looking statements and are subject to the “Risk Factors” described below in Item 1.  On February 5, 2004, shareholders of the company approved a change in the company’s name from Photogen Technologies, Inc. to IMCOR Pharmanceutical Co.

In November, 2002, we effected a one-for-four reverse split of our common stock and split off our therapeutic line of business.  Unless otherwise indicated, all data (including historical numbers) in this Form 10-KSB reflect the impact of the reverse split and the split off of our therapeutic line of business.

ITEM 1. DESCRIPTION OF BUSINESS.

INTRODUCTION

We are an emerging, development-stage specialty pharmaceutical company focused on developing and marketing medical imaging pharmaceutical products.  We have one FDA approved product, Imagent® (perflexane lipid microspheres), an ultrasound imaging contrast agent that we acquired in June 2003, and two additional contrast agents in development for use in computed tomography (CT) and x-ray imaging with potential applications (1) as a blood pool agent, to diagnose diseased tissue in the cardiovascular system and other organs, which we call PH-50, and (2) to diagnose cancer metastasizing into the lymphatic system, which we call N1177.  The product designations PH-50 and N1177 refer to the same chemical entity.  We established the two names to distinguish commercialization rights between cardiovascular imaging (and all other indications) (PH-50) to which we retain rights, and the field of lymphography (N1177), which we licensed to our joint venture (Sentigen, Ltd.) with affiliates of Elan.  On February 5, 2004, we changed our name to IMCOR Pharmaceutical Co., reflecting the changed nature of our business to imaging pharmaceuticals.

In December 2001, we announced positive preclinical results of PH-50.  Based on these studies, the extensive preclinical toxicology and other study work, including the product’s use in approximately 65 patients for lymphography, we shifted the strategic research direction of IMCOR to focus on the cardiovascular and lymphography applications.  We accomplished this shift in focus also by splitting off our therapeutic line of business, and, in June 2003 acquiring the medical imaging business (the “Imagent business”) of Alliance Pharmaceutical Corp. (“Alliance”) led by Imagent® (perflexane lipid microspheres), an FDA approved diagnostic imaging agent.

For the two years up to the time of our acquisition of the Imagent business, substantially all of our research and development efforts were focused on the preclinical testing of PH-50.  During that period, we operated with a very small staff and conducted substantially all of our research activities through contracts with academic institutions and contract research laboratories.  In addition, we had conducted research and development activities on the development of certain therapeutic photodynamic therapy applications (namely a product we called PH-10 for the treatment of certain dermatological conditions) and the development of a medical laser.  These operations were split off to our founding scientists as of November 12, 2002 and have been recorded as discontinued operations in our financial statements.

PH-50 and N1177 are still in early stages of development.  Of these products, based on the availability of capital, we intend to focus our research efforts first on the continued development of PH-50 and secondly, N1177.

Pharmaceutical imaging agents are used with echocardiography, computed tomography (“CT”), nuclear medicine and magnetic resonance imaging (“MRI”) equipment in order to increase the diagnostic capabilities of these techniques.  By enhancing the contrast between different types of tissues, these intravenously administered contrast agents provide critical anatomical and disease state information that is not obtainable using the equipment alone.  There are numerous potential applications for a contrast agent used in imaging parts or all of the cardiovascular system as well as other organs.  Our products have the potential to enhance a physician’s ability to diagnose certain cardiovascular abnormalities and the spread of cancer in the lymphatic system.

IMCOR is based in San Diego, California.  We have approximately 30 full time employees and a 53,000 square foot cGMP (current Good Manufacturing Practices) manufacturing facility at our San Diego location.  Our personnel have expertise in sales, marketing and manufacturing, clinical development, clinical trial design and regulatory approval processes.  We also work closely with consultants experienced in drug development and regulatory requirements.

Our History

In May, 1997, IMCOR Pharmaceutical Co. (formerly known as Photogen Technologies, Inc., which was then known as M T Financial Group, Inc. (“M T Financial”)), acquired Photogen, Inc. through a subsidiary merger.  As a result, Photogen, Inc. became a wholly-owned subsidiary of M T Financial and then M T Financial changed its name to Photogen Technologies, Inc. (then subsequequently on February 5, 2004 to IMCOR Pharmaceutical Co.).   In November, 2002, we effected the split off of Photogen, Inc. and substantially all of the assets and all of the liabilities related to our therapeutic line of business, including a compound known as PH-10, to our five founding stockholders (Drs. Wachter, Dees, Fisher and Scott and Mr. Smolik, who are collectively referred to as the “Tennessee Stockholders”) in exchange for and in cancellation of all of their stock in IMCOR (then known as Photogen Technologies, Inc. (5,137,109 shares)).  At that time, we also sold $9.0 million of our common stock to a group of institutional investors at a price of $1.08 per share and effected a one-for-four reverse split of our common stock.  In this offering, we received $6,500,000 in cash and converted Tannebaum, LLC’s $2,500,000 credit facility into 2,314,815 shares of common stock at $1.08 per share.  In December, 2002 and the beginning of January, 2003, we sold an additional approximately $3.0 million of our common stock at $1.08 per share to certain institutional investors and accredited individual investors. See “Corporate Restructuring” below.

Available Information

Our website (www.imcorpharma.com) is under development and at this time you cannot obtain copies of our SEC filings on our website; however, you can obtain, free of charge, a copy of our filed annual reports on Form 10-K or 10-KSB, our quarterly reports on Form 10-Q or 10-QSB, our current reports on Form 8-K, and any amendments to those reports, our proxy statements and information statements, by sending a request for those documents to our corporate secretary, Brooks Boveroux, at 6175 Lusk Boulevard, San Diego, CA 92121 or by calling (858) 410-5601.  Our filings are also available to the public from the SEC’s website at (www.sec.gov) or at the SEC’s Public Reference Rooms in Washington D.C., New York, NY and Chicago, IL.  The Public Reference Room in Washington, D.C. is located at 450 Fifth Street N.W.  Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room.

TECHNOLOGY

On June 18, 2003, we acquired assets, including Purchased Technology, related to the diagnostic imaging business, including Imagent, an FDA-approved product, of Alliance.  Imagent is an intravenous contrast agent for use with ultrasound imaging equipment to improve visualization of blood vessels for better diagnosis of disease and assessment of organ function.  Imagent consists of perfluorochemical-based “microbubbles” that are highly echogenic (reflect ultrasound signals strongly) in the bloodstream, thereby significantly enhancing ultrasound images.  We also entered into a number of agreements related to that acquisition.  Included in the purchase were an FDA-approved manufacturing facility, the marketing, manufacturing and supporting infrastructure for the product and an intellectual property portfolio of approximately thirty patents in the area of ultrasound imaging.

Imagent has been approved for marketing by the FDA for use in patients with sub optimal echocardiograms to opacify the left ventricle and thereby improve visualization of the main pumping chamber of the heart, and to improve delineation of the endocardial borders of the heart.  As a result, ultrasound with Imagent may better distinguish normal and abnormal heart structure and function - two critical indicators of cardiac health.  Echocardiography is the most widely used imaging modality for the diagnosis of heart disease, the leading cause of death in the U.S.  The attractiveness of the ultrasound imaging market potential together with the acquisition of an approved product and an extensive intellectual property portfolio were fundamental reasons for the acquisition and primary determinants of the purchase price of approximately $16,572,000.  We will manufacture Imagent at our facility in San Diego and plan to market Imagent through a sales relationship with units of Cardinal Health.  We are currently seeking additional capital to operate the Imagent business and to continue our development programs.

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

The particular properties of N1177 enable it to travel through the lymph system to the lymph nodes most likely to be affected if the cancer has spread.  It is recognized by the body’s immune system as being a foreign body and thus is normally ingested by macrophage (cells that engulph foreign material in the body for eventual elimination).  It is a particular characteristic of tumors that they contain no or a minimal number of macrophage.  N1177 is not penetrated by x-rays (“radiopaque”), and thus is seen on a CT scan as white areas. Tumors within a node, as they would not have retained N1177, are seen as dark areas.  The difference in contrast created by the presence or absence of the imaging agent serves as the basis to determine the presence or absence of disease.  We expect that N1177 would remain in the node to allow for an effective imaging procedure with a good safety profile and acceptable clearance times.  A further benefit of these minimally invasive procedures is that they could be used multiple times and therefore provide a means to monitor the results of cancer treatment and detect recurrence.

Products and Product Candidates

Imagent – FDA Approved Product

The Imagent business of Alliance we acquired included:

•      Imagent, an FDA-approved product;

•      an FDA-approved manufacturing facility;

•      the right to hire a 45-person operating organization; and

•      a portfolio of intellectual property in imaging technology and ultrasound imaging contrast agents, including over 30 patents.

As part of the acquisition, we also assumed a worldwide development and commercialization agreement for Imagent with Schering that was amended in February, 2002 to give Alliance exclusive rights to market the product in the U.S. until February, 2007, with Schering to be paid a nominal royalty on such sales.  As part of the assumed agreement we may also obtain exclusive rights to market the product internationally in exchange for the payment of additional royalties to Schering.  At the expiration of the period, we have the right to pay all of any remaining royalty obligation to Schering and thus retain all rights to the product on a worldwide basis, or alternatively, to allow Schering the opportunity to obtain co-promotion rights along with us.

The FDA approved Imagent in May 2002 for use in imaging the heart via ultrasound (echocardiography) in patients who are difficult to image using standard non-contrast procedures due to obesity, lung disease, body habitus, or other circumstances.  Follow-on indications include use for perfusion (measuring defects in the heart muscle tissues), body imaging for detection of cancer in solid organs (liver, kidney, prostate, etc.), as well as for vascular diseases (carotid arteries, peripheral veins, etc.).  Additional clinical studies are planned to support routine use in both cardiology and body imaging applications.  Currently, Imagent qualifies for reimbursement by the Centers for Medicare & Medicaid Services in all medical settings for cardiology.

We have assumed the rights and obligations of Alliance under the terms of a long-term supply agreement that Alliance had entered for the principal raw material for Imagent.  Although some raw materials for Imagent are currently qualified from only one source and we have some inventory, we will attempt to acquire additional inventory of these materials and to negotiate long-term supply arrangements.  Raw materials used in Imagent cannot be changed without equivalency testing of any new material by us and approval of the FDA.  Our business could be materially and adversely affected if we are unable to obtain qualified raw materials on a timely basis and at a cost-effective price.

In December 2003 we entered into a license agreement with Kyosei Pharmaceutical Co., Ltd., a unit of Sakai Group, for the development and marketing of Imagent in Japan for all radiology and cardiology indications.  Terms of the agreement call for the payment to IMCOR of up to $10 million in fees and development milestone payments plus royalties on commercial sales.  Kyosei will also pay IMCOR to manufacture Imagent for Kyosei’s clinical and commercial requirements.

Development of PH-50

We are developing PH-50 to extend the clinical utility of x-ray based imaging, chiefly CT.  The indications we envision for PH-50 include:  CT angiography (of the heart and peripheral blood vessels), assessment of whole-body disease burden of atherosclerosis, organ perfusion and cancer staging.  PH-50 is a radiopaque contrast agent .  When injected systemically into the circulatory system (i.e., the blood stream), it remains within the system mixing with the blood and flowing throughout the circulatory system.  As the compound is radiopaque, a physician using a device such as a CT machine along with the contrast agent can create an image of the desired area.  In our preclinical studies we have obtained encouraging results that have been demonstrated by imaging heart, liver and other organs with results that are comparable or superior to those obtained by currently available products.  We believe that PH-50 could allow the imaging of the cardiovascular system (angiography) and other organs as a non-invasive procedure, at lower cost and with reduced risk and morbidity.

We are completing pre-clinical studies of PH-50 for potentially significant new applications in cardiovascular imaging and have filed for additional patent protection of the use of the compound for vascular and organ imaging applications.  We plan to develop PH-50 as a blood pool contrast agent for several indications.  Based on considerable existing preclinical studies and human clinical experience, we believe that we can commence further clinical studies in the near future.  Our initial development strategy will be to evaluate PH-50 as a contrast agent in Phase 1 studies for cardiovascular and blood pool imaging using advanced CT .  We plan to conduct Phase 1 trials to assess safety and patient tolerance of PH-50 as a cardiovascular imaging agent through intravenous administration.  As part of the original acquisition and our further research, we have a substantial body of safety information in both animals and humans.  Pre-clinical toxicology and pharmacology data for PH-50/N1177 includes testing in multiple animal models including studies in several models utilizing intravenous administration, which is the route of administration to be utilized in the cardiovascular indications.  In animal experiments, our investigators from Stanford University have shown that PH-50 can be used as an effective imaging agent to visualize cardiac structures after a single, low-dose intravenous injection/infusion.  We have an open investigational new drug application (“IND”) with the FDA for the product in the lymphography indication and have filed an amendment to this application for the intravenous administration of PH-50 for use as a blood pool agent.

Scaled-up manufacturing of PH-50/N1177 is performed for us by Elan through its Nanosystems division.  Nanosystems has undertaken substantial work to manufacture PH-50 in compliance with the FDA’s current Good Manufacturing Procedures (“GMP”) regulations and in a scalable process sufficient to support commercial quantities.  Currently, Nanosystems is our sole supplier of the raw materials necessary to produce PH-50 and N1177.  There can be no assurance that Nanosystems will continue to supply us with the raw materials we need on terms that are acceptable to us.

Development of N1177

We are developing N1177 through a joint venture with affiliates of Elan.  Our goal is to demonstrate that the use of N1177 will enable physicians to precisely locate tumorous nodes by first injecting the material in the vicinity of the tumor and then taking an image using a CT device.

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

We plan to commence Phase 2 clinical studies for detection of cancer metastasis in lymph nodes in patients with cervical cancer, subject to the availability of sufficient capital.  In this patient population, studies document an increase in survival when lymph nodes containing cancer are removed.  Tumor identification by CT imaging will be correlated to the results of biopsy results from patients undergoing surgery to demonstrate effectiveness in locating nodes and identifying those with cancer in them.

Sentigen Ltd. - Joint Venture with Elan Corporation

In October, 1999, we entered into a joint venture with affiliates of Elan.  The joint venture company, Sentigen Ltd., is developing N1177, a nanoparticulate agent used to image lymph nodes to detect cancer.  We own 80.1 percent of Sentigen with the balance being owned by affiliates of Elan.  We licensed to Sentigen certain methods and other proprietary technology for use in lymphography, and we sub-licensed to Sentigen proprietary compounds we had obtained by license from Massachusetts General Hospital and Nycomed Imaging AS.  Elan, through its drug delivery division, Elan Pharmaceutical Technologies, licensed to Sentigen its NanoCrystal™ stabilized nanoparticulate formulation technology to develop the diagnostic imaging agents.  Continued development of N1177 is subject to the receipt of adequate capital to finance its operations.

To finance the initial capital requirements of Sentigen, including the licensing by Sentigen of certain technology, we sold to a unit of Elan $12,015,000 of our Series A Convertible Preferred Stock (the “Series A Preferred Stock”).  For the first six years following issuance (i.e., through October 2005) Elan may exchange the Series A Preferred Stock for a number of shares of Sentigen stock that will enable Elan to increase its ownership of Sentigen up to 50 percent.  Alternatively, during that period Elan may convert the Series A Preferred Stock into IMCOR common stock at a conversion price of $84.68 per share.

As part of the joint venture agreement, Elan provided us with a $4.8 million credit facility to fund our share of the then anticipated development costs of the joint venture.  On November 12, 2002, all of the then outstanding principal and interest ($3,082,487) was converted at a price of $24.00 per share into 128,437 shares of our common stock and the line of credit was cancelled.

Our agreement with Elan provides that Elan has the right to nominate a member to our Board of Directors until October, 2004 or as long as Elan owns 10% of our common stock (Elan currently owns less than 10% of our common stock).  Elan has not exercised this right with respect to our current board of directors.

CORPORATE RESTRUCTURING – November 2002

Split Off Transaction

From our inception, we were involved in two lines of business: diagnosis of diseased tissue and the treatment of diseased tissue.  In the past, our research and development efforts followed this dual focus.  We worked to develop therapies to treat cancer, pre-cancerous conditions, psoriasis and other dermatological conditions, using our proprietary multi-photon laser technologies, or using an agent called PH-10 with a variety of energy sources in a regimen called photodynamic therapy, or the activation of a substance by an energy source to achieve a therapeutic effect.  We had also been developing products, N1177 and PH-50, to diagnose the spread of cancer to a patient’s lymph nodes and to diagnose cardiovascular disease, respectively.

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

We entered into a Separation Agreement with the Tennessee Stockholders in order to enhance our ability to secure additional financing and pursue market opportunities, to enable the Tennessee Stockholders to focus on the development of therapeutic technologies arising from their inventions, and to resolve any differences of opinion with them as to how to allocate financial and management resources.  We separated the therapeutic and diagnostic lines of business by first transferring substantially all assets and liabilities associated with the diagnostic business to IMCOR and retaining substantially all assets and liabilities associated with the therapeutic business in Photogen, Inc.  Then, IMCOR, Photogen, Inc. and the Tennessee Stockholders engaged in a “split off” transaction in which the Tennessee Stockholders transferred all of their common stock of IMCOR to the company for redemption in exchange for all of the common stock of Photogen, Inc.  The Tennessee Stockholders beneficially owned 5,137,109 shares of IMCOR (formerly known as Photogen Technologies, Inc.) common stock (approximately 52.9% of the outstanding shares), and those shares were subsequently cancelled by the company.

Dr. Wachter, one of the Tennessee Stockholders, resigned as a director and officer of IMCOR upon the effectiveness of the split off transaction.  Dr. Scott, also a Tennessee stockholder, resigned as an officer of IMCOR upon the effectiveness of the split off transaction.

Financing Transaction

In November, 2002, we sold $9,000,000 of our common stock at a price of $1.08 per share to a group of institutional investors which included Mi3, L.P. (“Mi3”), Oxford BioScience Partners IV L.P. and MRNA Fund II L.P. (collectively, the “Institutional Investors”).  In this offering, we received $6,500,000 in cash and converted Tannebaum, LLC’s $2,500,000 credit facility into 2,314,815 shares of common stock at $1.08 per share.  Tannebaum, LLC was at that time controlled in part by Dr. Weinstein, then one of our directors. In December, 2002, we consummated a second closing of the financing transaction and sold an additional 2,804,539 shares of our common stock at $1.08 per share for an aggregate of $3,028,902 to a group of institutional investors and individual accredited investors.  The final closing of the financing took place in January, 2003 at which time we sold an additional 27,778 shares of our common stock at $1.08 per share for an aggregate of $30,000 to two individual accredited investors. As part of the financing transaction, we entered into a Registration Rights Agreement requiring us to file a registration statement with the SEC within 45 days of the closing of the financing transaction to cover the Institutional Investors’ sales of the shares.  The Institutional Investors in the financing transaction have deferred the implementation of this requirement. As part of the financing transaction, the Institutional Investors entered into a Voting, Drag-Along and Right of First Refusal Agreement (“Voting Agreement”) with Dr. Weinstein, Stuart Levine (individually and as co-trustees of the Theodore Tannebaum Trust) and Tannebaum, LLC (collectively, the “Chicago Stockholders”).  The Voting Agreement provides, among other things, that each of its parties will vote all shares of which it is the beneficial owner as follows:

•      To maintain the total number of directors at seven (we currently have five directors).

•      To amend our Articles of Incorporation or Bylaws in accordance with the recommendation of five of the seven directors.

•      For the election of the following directors:

•      One person nominated by Mi3;

•      One person nominated by the holders of 80% of the shares owned by the Institutional Investors;

•      One person nominated by the holders of 80% of the shares owned by the Chicago Stockholders;

•      One person appointed by our Board of Directors as the Chief Executive Officer;

•      One person nominated by Elan International Services, Ltd. (“EIS”) in accordance with and subject to our October 20, 1999 Securities Purchase Agreement with EIS (EIS has not exercised this right with respect to our current board of directors); and

•      Two persons (or three if EIS’s right to nominate a director expires) with industry experience in the healthcare, biotech or pharmaceutical industries, as nominated by our Board of Directors and approved by the holders of 80% of the shares beneficially owned by the Institutional Investors.

•      To maintain an Audit Committee and Compensation Committee of the Board, each with three members, and to appoint one director to serve on each Committee nominated by the holders of 80% of the shares owned by the Institutional Investors.

The Voting Agreement also provides that none of its parties will sell, transfer, pledge, grant any option for, or otherwise dispose of any of their shares of company stock except in compliance with the Voting Agreement.

As conditions to the closing of the financing transaction:

•      All of our Series B Convertible Preferred Stock (the “Series B Preferred Stock”) was converted into common stock at the initial closing on November 12, 2002 of the financing transaction.  In exchange for this conversion we agreed that the conversion ratio of the Series B Preferred Stock would change from 1.44703 (the conversion ratio after taking into consideration all issuances of common stock before the institutional financing) to 4.25 (pre-reverse split).  The result was that all of the Series B Preferred Stock was converted into a total of approximately 422,316 shares of common stock; the Series B Preferred Stock is no longer outstanding, nor is there any liquidation preference associated with the Series B Preferred Stock, and

•      All of the outstanding principal and accrued interest under the Elan line of credit was converted into a total of 128,437 shares of our common stock.

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

One of the conditions to the closing of the November 2002 financing transaction was that the holder of our Series A Preferred Stock amend the Certificate of Designations to eliminate the Series A Liquidation Preference.  As of November 12, 2002, the total Series A Liquidation Preference was $15,892,220.  In consideration of eliminating the Series A Liquidation Preference, the Series A conversion price would have been lowered to $12.00 from $84.68 per share.

Immediately before our 2002 annual meeting of stockholders, we were informed that the holder of the Series A Preferred Stock could not proceed with these amendments to the terms of the Series A Preferred Stock.  To induce the Institutional Investors to proceed with the closing of the financing, on November 12, 2002, Elan entered into an agreement (the “Elan Agreement”) with the Institutional Investors.  The Elan Agreement provides that Elan will pay the Institutional Investors an amount in cash (or the fair market value of other property) distributed to the holder of the Series A Preferred Stock on account of the Series A Liquidation Preference that, in the absence of the Series A Liquidation Preference, would have been paid to those Institutional Investors in accordance with applicable law, up to a maximum of $16,000,000.  Only the Institutional Investors are beneficiaries of the Elan Agreement.  The Elan Agreement was ratified, adopted and approved by the IMCOR common stockholders on January 24, 2003.  The Series A Liquidation Preference remains in effect and the conversion price for the Series A Preferred Stock is still $84.68 per share.

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

DEVELOPMENT AND COMMERCIALIZATION STRATEGY

Our overall strategy is to leverage our proprietary technologies and to utilize the company as a platform for the acquisition and/or licensing of technologies in related fields using our internal organization supplemented by contractual collaborations with third parties.  In particular (based upon the receipt of adequate capital resources), we plan to:

•      Manufacture and, through our relationship with units of Cardinal Health, market Imagent in the United States.  We expect to negotiate and, if successful, enter into relationships with third parties for the development and marketing of Imagent outside the U.S.

•      Conduct preclinical research studies of our products using third party laboratories and/or clinicians to conduct preclinical trials.  We intend to use the expertise of these third party clinicians to collect data necessary to obtain IND’s (an Investigational New Drug application with the FDA) required to begin human trials.

•      Utilize our clinical development team and contractual collaborative arrangements with third parties to access the skills and resources required to design, test, obtain regulatory approval and manufacture our products in development.

•      Market potential products through the use of an internal sales force or strategic or distribution collaborations as determined by the specific characteristics of each product application.

We do not have internal marketing and sales capabilities. Our strategy is to establish contract relationships for the marketing, sales, and distribution services or use our collaborative partners to market and sell any products that we develop successfully. Currently, Imagent will be marketed and distributed in the United States through agreements with Cardinal. Various Cardinal companies will provide packaging, sales, and distribution services. To the extent that we enter into co-promotion or other licensing arrangements, any revenues received by us will be dependent on the efforts of third parties, and there can be no assurance that any such efforts will be successful. Further, there can be no assurance that we will be able to enter into future marketing relationships on acceptable terms. The termination of any marketing relationships may limit our ability to market our products, thereby materially adversely affecting our business.

Should we have to market and sell our products directly, we would need to develop a marketing and sales force with technical expertise and distribution capability. The creation of an infrastructure to commercialize pharmaceutical products is an expensive and time-consuming process. There can be no assurance that we would be able to establish the necessary marketing and sales capabilities or be successful in gaining market acceptance for our products.

Imagent is manufactured in San Diego at our commercial-scale facility. It is manufactured using a proprietary process to form dry, PFC vapor-containing microspheres that are reconstituted with an aqueous solution to form microbubbles just prior to use. We have a long-term supply agreement for the principal raw material for Imagent.  Although some raw materials for our products are currently qualified from only one source, we attempt to acquire a substantial inventory of such materials and to negotiate long-term supply arrangements. Raw materials used in our products cannot be changed without equivalency testing of any new material by us and approval of the FDA. No assurances can be given that we can maintain long-term supplies of these materials on terms acceptable to us. Our business could be materially and adversely affected if we are unable to obtain qualified raw materials on a timely basis and at a cost-effective price.

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

PATENTS

We are continuing to pursue patent protection for our proprietary technologies with the U.S. Patent and Trademark Office and in various foreign jurisdictions.  We plan to prosecute, assert and defend our patent rights whenever appropriate.  However, securing patent protection does not necessarily assure us of competitive success.  See “Risk Factors - If we do not obtain and maintain patent or other protection of our core technologies (namely Imagent and PH-50 for cardiovascular imaging and N1177 for our lymphography materials and methods), we may have difficulty commercializing products using these technologies,” below.

We have several issued U.S. patents and patent applications related to Imagent. The issued patents and pending applications contain claims directed to the composition, manufacture, and use of novel stabilized microbubble compositions based on the discovery that PFC (perfluorocarbon) gases, in combination with appropriate surfactants or other non-PFC gases, can stabilize microbubbles for use in ultrasonic imaging. Foreign applications directed to the same subject matter are also granted or pending. We also have five issued U.S. patents covering the use of various contrast agents, including Imagent, in harmonic imaging.

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

Intellectual property disputes are often settled through licensing arrangements that could be costly to us.  In any intellectual property litigation, it is possible that licenses necessary to settle the dispute would not be available on commercially reasonable terms or that we would not be able to redesign our technologies to avoid any claimed infringement thus resulting in our inability to sell the product.

On July 29, 2003, the European Patent Office revoked Amersham’s European Patent (EP) No. 620744 with claims directed to contrast agents.  We had brought the opposition proceeding against the EP ‘744 patent in the European Patent Office.  The EP ‘744 is a counterpart to the patents that are the subject of our suit against Amersham in the United States described above.  See “Risk Factors — We filed a suit against Amersham for patent infringement, which, if resolved unfavorably, could impede our ability to utilize our patents for Imagent,” below.

We also own two U.S. patents related to N1177 and we currently have two patent applications pending in the U.S. and one application filed under the Patent Cooperation Treaty (“PCT”) which are directed to the use of nanoparticulates including PH-50 for cardiovascular imaging and for delivery of pharmacologically active substances.

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

  Aside from our issued patents, no assurance can be given that any of these applications will result in issued U.S. or foreign patents. Although patents are issued with a presumption of validity and require a challenge with a high degree of proof to establish invalidity, no assurance can be given that any issued patents would survive such a challenge and would be valid and enforceable.

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

We also attempt to protect our proprietary products, processes and other information by relying on trade secret laws and non-disclosure and confidentiality agreements with our employees, consultants, and certain other persons who have access to such products, processes and information. The agreements affirm that all inventions conceived by employees are the exclusive property of the Company.  Nevertheless, there can be no assurance that these agreements will afford significant protection against or adequate compensation for misappropriation or unauthorized disclosure of our trade secrets.

“IMCOR” is a trademark and Imagent® is a registered trademark of IMCOR.  We have filed an application for registration of the mark IMCOR in the U.S.  This application is pending.  All other trademarks or trade names used in this Form 10-KSB are trademarks or trade names of their respective owners.

GOVERNMENT REGULATIONS

All of the products we currently contemplate developing require approval by the FDA prior to sales being made within the U.S. and by comparable foreign agencies prior to sales being made outside the U.S.  The FDA and comparable regulatory agencies impose substantial requirements on the manufacturing and marketing of pharmaceutical products and medical devices.  These agencies and other entities extensively regulate, among other things, research and development activities and the testing, manufacturing, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our proposed products.  See “Risk Factors — Our proposed products are subject to extensive testing and government approval, and we may not obtain or maintain the approvals necessary to sell our proposed products,” below.

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

COMPETITION

The industry in which we operate is intensely competitive, and subject to significant change with respect to technology for the diagnosis and treatment of disease.  Existing or future pharmaceutical and device companies, government entities and universities may create developments that accomplish similar functions to our technologies in ways that are less expensive, receive faster regulatory approval or receive greater market acceptance than our potential products.  We expect that competition in the ultrasound contrast imaging agent field (and for our other potential products) will be based primarily on each product’s safety profile, efficacy, stability, ease of administration, breadth of approved indications, and physician, healthcare payor and patient acceptance.  See “Risk Factors — The markets for imaging products are extremely competitive, and many of our competitors have greater resources and have products that are in more advanced stages of development than we do, which may give them a competitive advantage over us,” below.

Our competitors have, in general, been in existence for considerably longer than we have, and may have greater capital resources and access to capital; greater internal resources for activities in research and development, clinical testing and trials, production and distribution; and existing collaborative relationships with third parties.  See “Risk Factors — We have to rely on third parties and collaborative relationships for the marketing, manufacturing and clinical testing of Imagent and our proposed products, and it may be difficult to implement our business development plans without these collaborations,” below.

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

Competition for Imagent

There are two competitive ultrasound contrast agents approved in the U.S. for use in cardiology:  Optison is sold by Amersham, and Definity is sold by Bristol-Myers Squibb Medical Imaging.  Optison consists of microspheres comprised of a perfluorocarbon gas surrounded by a shell of human serum albumin (HSA).  Definity is a perfluorocarbon gas in a liquid solution that also must be kept refrigerated.

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

Intellectual property disputes are often settled through licensing arrangements that could be costly to us.  In any intellectual property litigation, it is possible that licenses necessary to settle the dispute would not be available on commercially reasonable terms or that we would not be able to redesign our technologies to avoid any claimed infringement thus resulting in our inability to sell the product.

Bracco International has filed an NDA in the U.S. late in 2000 for SonoVue®, and the application is under review. The product is a dry powder of negatively charged liposomal microbubbles containing sulfur hexafluoride gas, to be reconstituted with saline prior to administration.

POINT Biomedical was scheduled to complete a 600–patient Phase 3 myocardial perfusion study for CardioSphere at the end of 2003.  CardioSphere consists of a two-layer microspheres with one layer that contains human albumin.

Acusphere initiated a Phase 3 myocardial perfusion study in December 2003 with AI-700.  The product is composed of a synthetic biodegradable polymer filled with a perfluorocarbon gas, and requires refrigeration.

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

RISK FACTORS

This Form 10-KSB contains (and press releases and other public statements we may issue from time to time may contain) a number of forward-looking statements regarding our business and operations.  Statements in this document that are not historical facts are forward-looking statements.  Such forward-looking statements include those relating to:

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from what is currently anticipated.  We make cautionary statements in certain sections of this Form 10-KSB, including under “Risk Factors.”  You should read these cautionary statements as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB, in the materials referred to in this Form 10-KSB, in the materials incorporated by reference into this Form 10-KSB, or in our press releases or other public statements.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-KSB or other documents incorporated by reference might not occur.  No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement. We do not undertake any obligation to release publicly any revisions to these forward looking statements, to reflect events or circumstances after the date of this Form 10-KSB, or to reflect the occurrence of unanticipated events, except as may be required under applicable securities laws.

The following are the key risk factors that may affect our future results:

We must raise additional financing in the future and our inability to do so will prevent us from continuing as a going concern and implementing our business development plan.

Our cash and securities on hand at December 31, 2003, following expenditures incurred by our operations and the acquisition of the Imagent business, including the financing of that business pending its acquisition, was approximately $1,658,000.  We have expended all this cash and are currently funding our operations through the issuance of secured promissory notes to one or more of our principal institutional investors.  We will need substantial additional financing to continue operations including our manufacturing, marketing and product development programs.

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

We are currently in default under obligations to pay $775,000 to creditors of Alliance Pharmaceutical Co. in connection with our acquisition of Imagent and we are in default under an equipment lease and the lessor has demanded approximately $787,000 in remaining lease payments and other fees.  We also have not registered the resale of shares we issued in connection with that acquisition, which in some cases is a condition to the effectiveness of agreements to release us from any claims by the Alliance creditor.

Prior to our acquisition of the Imagent assets, we were a development stage company, we have conducted only limited studies on our products in development and we do not have any revenues from sales.

Our company and our technologies, other than our recently acquired Imagent product, are in early stages of development. We began our business as a biopharmaceutical company in 1997.  To date, we have not generated material revenues from sales or operations.  We expect to generate revenue from sales of Imagent, but there can be no assurance that we will be able to generate enough revenue from such sales to be profitable for at least several years, if at all.

The products we currently contemplate developing will require costly and time-consuming research and development, preclinical and clinical testing and regulatory approval before they can be commercially sold.  We may not be able to develop our technology into marketable products or develop our technology so it is effective for diagnosis or treatment of human diseases.  As a result of changing economic considerations, market, clinical or regulatory conditions, or clinical trial results, we may shift our focus or determine not to continue one or more of the projects we are currently pursuing.

We have a history of losses and we may not achieve or maintain profitability in the future or pay cash dividends.

We have incurred losses since the beginning of our operations.  As of December 31, 2003, we have incurred cumulative net losses (before dividends on preferred stock) of approximately $51,519,000.  We expect our losses to increase in the future as our financial resources are used for manufacturing, marketing, research and development, preclinical and clinical testing, regulatory activities, and other related expenses.  We may not be able to achieve or maintain profitability in the future.  We have never declared or paid any cash dividends to stockholders and do not expect to do so in the foreseeable future.

The markets for imaging products are extremely competitive, and many of our competitors have greater resources and have products that are in more advanced stages of development than we do, which may give them a competitive advantage over us.

In addition to Imagent, there are currently two FDA approved ultrasound contrast agents being marketed in the U.S. for certain cardiology applications by Amersham Health, Inc. and Bristol-Myers Squibb.  In addition, Bracco International has filed a New Drug Application with the FDA seeking approval to market its product.  Two other companies (POINT Biomedical and Acusphere) are in advanced clinical trials for the use of ultrasound contrast agents for assessing certain organs and vascular structures.  We expect that competition in the ultrasound contrast imaging field will be based primarily on each product’s safety profile, efficacy, stability, ease of administration, breadth of approved indications, and physician, healthcare payer and patient acceptance.  We are at the very early stages of launching the Imagent product, and we cannot predict whether it will compete successfully with these other products.

We filed a suit against Amersham for patent infringement, which, if resolved unfavorably, could impede our ability to utilize our patents for Imagent.

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

Intellectual property disputes are often settled through licensing arrangements that could be costly to us.  In any intellectual property litigation, it is possible that licenses necessary to settle the dispute would not be available on commercially reasonable terms or that we would not be able to redesign our technologies to avoid any claimed infringement thus resulting in our inability to sell the product.

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

On August 26, 2003, September 8, 2003, and January 7, 2004 we received notices from Nasdaq that we did not meet specified listing criteria.  We have corrected the identified deficiencies to Nasdaq’s satisfaction and Nasdaq has notified us that it has withdrawn its delisting notice subject to our meeting the shareholder meeting requirement and all other listing standards by mid-May 2004.

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

Other than Imagent, none of our proposed imaging products has received the FDA’s approval for commercial sales.  An extensive series of clinical trials and other associated requirements must be completed before our proposed products can be approved and sold in the U.S. or other countries.  Requirements for FDA approval of a product include preclinical and clinical testing for effective use and safety in animals and humans, which can be extremely costly.  The time frame necessary to perform these tasks for any individual product is long and uncertain, and we may encounter problems or delays that we cannot predict at this time.  Even if testing is successful, our proposed products may not demonstrate sufficient effectiveness or safety to warrant approval by the FDA or other regulatory authorities.  Any regulatory approval may not cover the clinical symptoms or indications that we may seek.  We must also obtain regulatory approvals comparable to those required in the U.S. to market our products in other countries.

Other than Imagent, our proposed technologies and products generally must complete preclinical tests in animals and three phases of tests (also called clinical trials) in humans before we can market them for use.  Use of our technology has been limited primarily to laboratory experiments and animal testing; only N1177 has completed Phase 1 human clinical trials.  We have not yet conducted substantive studies of our compounds in development on their effectiveness on human subjects.

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

The marketing and clinical testing of Imagent and our product candidates may expose us to product liability claims, and we may experience material product liability losses in the future.  We maintain certain levels of product liability insurance for the use of our products, but our coverage may not continue to be available on terms acceptable to us or adequate for liabilities we actually incur.  A successful claim brought against us in excess of available insurance coverage, or any claim or product recall that results in significant adverse publicity against us, may have a material adverse effect on our business and results of operations.

If we do not obtain and maintain patent or other protection of our core technologies (namely Imagent and PH-50 for cardiovascular imaging and N1177 for lymphography), we may have difficulty commercializing products using these technologies.

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

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that these rights are covered by valid and enforceable patents or effectively maintained as trade secrets.  We acquired an extensive patent portfolio related to Imagent as part of the acquisition of the Imagent business. We also own two patents in the U.S., and certain other patents in foreign countries including Australia, Canada, Japan and Germany that relate to methods for performing lymphography.

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

The patent position of biopharmaceutical companies involves complex legal and factual questions and therefore we cannot assure the enforceability of these patents.  Litigation over patents and other intellectual property rights occurs frequently in our industry and there is a risk that we may not prevail in disputes over the ownership of intellectual property.  Further, an interference proceeding with the Patent and Trademark Office may be instituted over the rights to certain inventions and there is a risk that we may not prevail in such an interference proceeding.  Those disputes can be expensive and time consuming, even if we prevail.  Intellectual property disputes are often settled through licensing arrangements that could be costly to us.  In any intellectual property litigation, it is possible that licenses necessary to settle the dispute would not be available on commercially reasonable terms or that we would not be able to redesign our technologies to avoid any claimed infringement thus resulting in our inability to sell the product.

Confidentiality agreements covering our intellectual property may be violated and we may not have adequate remedies for any violation.  Third parties may challenge our existing patents and seek to hold them invalid or unenforceable.  Also, our trade secret intellectual property may in other ways become known or be independently discovered by competitors.

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

We currently employ three senior executive officers: Dr. Williams (our Chief Executive Officer), Mr. Boveroux (our Chief Financial Officer) and Mr. DeFranco (our Sr. Vice President Marketing and Business Development).  We also have retained consultants to advise us in regulatory affairs and product development matters.  If we lost the services of our executive officers or outside consultants, we could experience a delay in the implementation of our business plan until we arranged for another individual or firm to fulfill the role.

The raw materials for Imagent are subject to a long-term supply contract with one supplier.  The raw materials necessary for the manufacture of PH-50 and N1177 are supplied by one supplier.  An interruption in availability of those materials may impair our ability to market or test those products.

We have assumed the rights and obligations of Alliance under the terms of the long-term supply agreement that Alliance has entered for the principal raw material for Imagent.  Although some raw materials for Imagent are currently qualified from only one source and we have some inventory, we will attempt to acquire additional inventory of these materials and to negotiate long-term supply arrangements.  Raw materials used in Imagent cannot be changed without equivalency testing of any new material by us and approval of the FDA.

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

We have to rely on third parties and collaborative relationships for the marketing, manufacturing and clinical testing of Imagent and our proposed products, and it may be difficult to implement our business development plans without these collaborations.

We currently have an agreement for sales and marketing of Imagent by Cardinal Health, Inc.  We have had and expect to continue in the future to have a variety of research agreements with universities and other research institutions to investigate specific protocols.  We also contract and expect to continue to contract with research organizations and other third parties to manage clinical trials of our products.  We must obtain and maintain collaborative relationships with third parties for research and development, preclinical and clinical testing, marketing and distribution of our proposed products.

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

Our success will depend, in part, on the extent to which health insurers, managed care entities and similar organizations provide coverage or reimbursement for using the medical procedures we have and plan to develop.  These third-party payers are increasingly challenging the price of medical procedures and services and establishing guidelines that may limit physicians’ selections of innovative products and procedures.  We also cannot predict the effect of any current or future legislation or regulations relating to third-party coverage or reimbursement on our business.  We may not be able to achieve market acceptance of our proposed products or maintain price levels sufficient to achieve or maintain any profits on our products if adequate reimbursement coverage is not available.  Failure by physicians, hospitals and other users of our products to obtain sufficient reimbursement from third-party payers for the procedures in which our products would be used or adverse changes in governmental and private third-party payers’ policies toward reimbursement for such procedures would have a material adverse effect on our business.

A small group of stockholders control IMCOR, which may make it difficult for stockholders who are not in that group to influence management.

As of December 31, 2003, a small group of stockholders control approximately 55.4% of our outstanding common stock (including shares issuable, following shareholder approval, related to the acquisition of the Imagent Business).  These stockholders are also parties to a Voting, Drag-Along and Right of First Refusal Agreement (the “voting agreement”) concerning the election of certain designees to the Board of Directors and certain other corporate actions.  The Voting Agreement requires these stockholders to vote their shares for the election of certain individuals nominated by parties to the Voting Agreement.  This concentration of ownership and control may delay or prevent a change in control of IMCOR, and may also result in a small supply of shares available for purchase in the public securities markets. These factors may affect the market and the market price for our common stock in ways that do not reflect the intrinsic value of our common stock.

The price and trading volume of our common stock fluctuates significantly, like that of many biopharmaceutical companies, which may make it difficult for us or a stockholder to sell our common stock at a suitable price and may cause dilution for existing stockholders when we issue additional shares.

During the period from January 1, 2003 through December 31, 2003 the closing trade price of our common stock ranged from $2.73 to $0.90 per share.  Daily trading volume ranged from zero shares to approximately 42,900 shares during that period.

The market prices for securities of biopharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future.  The following factors may have an impact on the price of our common stock:

•      Sales performance of Imagent

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

If our options and warrants are all issued and exercised, investors may experience significant dilution in the voting power of their common stock.  The sale of these shares could also place downward pressure on the overall market price of our common stock.

ITEM 2.  DESCRIPTION OF PROPERTY.

We are located in San Diego, California, in a leased facility of approximately 53,000 square feet. At this facility we maintains our executive offices, perform research and development, and manufacture Imagent. We have obtained regulatory approval to manufacture Imagent at this production facility. To our knowledge, the property and equipment is in good condition.

ITEM 3.  LEGAL PROCEEDINGS.

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

On July 29, 2003, the European Patent Office revoked Amersham’s European Patent (EP) No. 620744 with claims directed to contrast agents.  We had brought the opposition proceeding against the EP ‘744 patent in the European Patent Office.  The EP ‘744 is a counterpart to the patents that are the subject of our suit against Amersham in the United States described above.  See “Risk Factors — We filed a suit against Amersham for patent infringement, which, if resolved unfavorably, could impede our ability to utilize our patents for Imagent,” above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY,  RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded from time to time on the Nasdaq SmallCap Market under the symbol “ICPHC.”  Upon the timely holding of our 2004 annual shareholder meeting, we expect that our symbol will become “ICPH”.

Common Stock

As of March 30, 2004, there were 21,541,476 shares of our common stock outstanding and held by approximately 405 stockholders of record.  Holders of our common stock are entitled to receive such dividends as may be declared by the Board of Directors.  We have not declared or paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

The high and low trading prices (adjusted to reflect our one-for four reverse split) for our common stock during each quarter of the last two fiscal years are set forth below.

	Year Ended December 31, 2002 (Amounts in $ )		Year Ended December 31, 2003 (Amounts in $ )
	High	Low	High	Low
1st Quarter	6.36	2.52	2.73	0.90

2nd Quarter	5.20	3.12	2.60	1.50

3rd Quarter	4.20	1.32	2.44	0.97

4th Quarter	2.64	1.00	1.93	1.07

For the period January 1, 2004 through March 30, 2004, the high and low trading prices for our common stock were $1.95 and $1.10, respectively.  Aggregate trading volume for the period January 1, 2004 through March 30, 2004, was approximately 1,079,660 shares.  The foregoing information was obtained from the National Association of Securities Dealers as reported on the Nasdaq SmallCap Market.  The quotations generally reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  The foregoing information reflects trade prices, and not bid or ask prices and has been adjusted to reflect our one-for-four reverse split that was effective November 22, 2002.  See “Risk Factors – A small group of stockholders control IMCOR, which may make it difficult for stockholders who are not in that group to influence management” and “The price and trading volume of our common stock fluctuates significantly, like that of many biopharmaceutical companies, which may make it difficult for us or a stockholder to sell our common stock at a suitable price and may cause dilution for existing stockholders when we issue additional shares,” above, regarding the possible effects of the concentrated ownership of our stock on the market and price of the stock.

In 2003, we granted qualified and non-qualified stock options pursuant to our 2000 Plan to purchase an aggregate of  1,840,250 shares of common stock each at an exercise price of $1.25 per share to employees joining the Company as part of the Imagent business acquisition and two options for 10,000 shares each granted at exercise prices of $0.93 and $2.05, respectively.  The options vest at various times up to four years from the date of the grant.

In July 2003, we granted our Chief Executive Officer options to acquire 1,050,000 shares of our common stock at an exercise price of $1.08 per share, subject to shareholder approval.  Shareholders holding over 50% of our common stock have committed to vote in favor of this option.

During 2003, we made the following issuances of our common stock.  These securities were offered and sold by us in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering:

•      Pursuant to the terms of the Standstill and Make Whole Agreement dated as of December 30, 2002, in each of January, February and March 2003, we issued 250,000 shares (an aggregate of 750,000 shares) to Xmark in exchange for Xmark’s agreement to forbear from exercising its remedies as a creditor against Alliance.

•      Pursuant to the terms of a Consulting Agreement dated as of January 30, 2003, we issued up to 75,000 shares of our common stock to a consultant, subject to certain forfeiture provisions, in exchange for consulting services.  Forfeiture provisions for 56,250 of these shares have expired through December 31, 2003.

•      In January 2003 we sold 27,778 shares of our common stock for cash at $1.08 per share to certain accredited investors.

•      On May 27, 2003, we issued an aggregate of 11,250 shares to Xmark as a penalty for failing to register for resale the shares of common stock issued to Xmark.

•      In June 2003, we issued an aggregate of 10,000 shares of our common stock pursuant to cashless exercise of options.

•      In connection with the acquisition of the Imagent business, we issued an aggregate of 2,198,137 shares of our common stock to various creditors of Alliance (who qualify as accredited investors) on June 18, 2003.  These shares were issued without registration under the Securities Act at prices ranging from $1.00 to $2.30 per share.  An additional 1,987,500 shares (pursuant to this transaction) are issuable at $2.00 to $2.30 per share to certain accredited investors following approval by our shareholders.  This approval was obtained at our shareholder meeting of February 5, 2004, and the shares have subsequently been issued.

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

In addition, in May and June, 2003, we issued revolving convertible senior secured promissory notes to three of our investors in an aggregate principal amount of $4,160,000 bearing interest at 7.25% annually, compounded monthly. In the second, third and fourth quarters of 2003 we issued senior secured promissory notes, payable upon demand, to these investors in an aggregate principal amount of $7,257,000 bearing interest at 7.25% annually, compounded monthly.

We are subject to six sets of registration rights agreements.  In the aggregate, these agreements cover approximately 15,028,000 shares of common stock (including 2,050,000 shares of common stock issuable pursuant to stock options) and require us to register those shares under various terms and subject to specific conditions in the agreements.

Pursuant to the terms of the Securities Purchase Agreement dated as of October 20, 1999 between IMCOR and Elan International Services, Ltd. (“EIS”), EIS had the right to participate in any equity financing consummated by us in order to maintain its pro rata interest in the company.  This right expired on October 20, 2003.

As of March 30, 2004, approximately 19,056,000 shares of our common stock are “restricted stock” or are beneficially owned by persons who as of March 30, 2004 were affiliates of the company as defined in Rule 144 under the Securities Act.  This excludes approximately 128,437 shares of common stock held by EIS, 115,360 shares of common stock held by Elan Pharma International Limited (“EPIL”) and 16,314 shares of Series A Preferred Stock issued or accrued to EPIL.  Although Elan has the right to elect one director, they have chosen not to place anyone on the current board of directors at this time.  For purposes of this calculation only (and the comparable disclosure on the cover page of this Form 10-KSB) we have assumed that officers, directors, 10% stockholders and stockholders subject to the voting agreement dated as of November 12, 2002 are affiliates of the company that stock held by Oxford Bioscience Partners IV L.P. and MRNA Fund II L.P. would be deemed to be beneficially owned by Jonathan Fleming, and stock held by Mi3, L.P. would be deemed beneficially owned by William D. McPhee, each being one of our directors (although both Mr. Fleming and Mr. McPhee disclaim beneficial ownership of those respective shares for all other purposes), and that a person beneficially owns stock subject to an option, warrant or convertible instrument that is exercisable or convertible within 60 days from March 15, 2004.  A portion of those shares would be eligible for resale by company affiliates and others who have satisfied the requisite holding periods, subject to the volume limitations and other provisions of Rule 144 and applicable law.  As of March 30, 2004, we had approximately 2,486,000 shares eligible for sale free of restriction under Rule 144.

Equity Compensation Plan Information

See Part III Item 11 for information regarding our equity compensation plans.

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

Each share of Series A Preferred Stock will be paid a mandatory payment-in-kind dividend equal to 7% (i.e., 0.07 additional shares of Series A Preferred Stock).  The payment-in-kind dividend is cumulative, compounds on a semi-annual basis and is payable twice a year, beginning April 2000.  Pursuant to this dividend requirement, approximately 1,159 shares of Series A Preferred Stock accrued in 2003 and as of March 30, 2004, there were approximately 12,856 shares of Series A Preferred Stock issued and outstanding and 3,458 shares accrued as payment-in-kind dividends.  The holder of Series A Preferred Stock is only entitled to vote on matters that adversely affect or change the rights of holders of Series A Preferred Stock.  The holder of Series A Preferred Stock does not have the right to vote on the election of directors of the company.

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

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Portions of the discussion in this item contain forward-looking statements and are subject to the “Risk Factors” described above. References to the “Company,” “IMCOR,” “we” or “our” are to IMCOR Pharmaceutical Co. and, where appropriate, our 80.1% owned joint venture company, Sentigen, Ltd.  References to the “Imagent Business”, “Technology Purchase” or “Purchased Technology” are to the medical imaging business of Alliance Pharmaceutical Corp. (“Alliance”) acquired by us on June 18, 2003.  Imagent® is a registered trademark owned by IMCOR.

The accompanying financial statements have been prepared assuming we are a going concern.  The company currently receives financing through its use of demand notes payable to its major institutional investor.  Without the continuation of the use of these notes or obtaining additional debt or equity financing we will not be able to continue to fund operations.  The 2003 financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from this uncertainty.

We are an emerging, development-stage specialty pharmaceutical company focused on developing and marketing medical imaging pharmaceutical products.  We have one FDA approved product, Imagent® (perflexane lipid microspheres), an ultrasound imaging contrast agent that we acquired in June 2003, and two additional contrast agents in development for use in computed tomography (CT) and x-ray imaging with potential applications (1) as a blood pool agent, to diagnose diseased tissue in the cardiovascular system and other organs, which we call PH-50, and (2) to diagnose cancer metastasizing into the lymphatic system, which we call N1177.  The product designations PH-50 and N1177 refer to the same chemical entity.  We established the two names to distinguish commercialization rights between cardiovascular imaging (and all other indications) (PH-50) to which we retain rights, and the field of lymphography (N1177), which we licensed to our joint venture (Sentigen, Ltd.) with affiliates of Elan.  On February 5, 2004, we changed our name to IMCOR Pharmaceutical Co., reflecting the changed nature of our business to imaging pharmaceuticals.

In December 2001, we announced positive preclinical results of PH-50.  Based on these studies, the extensive preclinical toxicology and other study work, including the product’s use in approximately 65 patients for lymphography, we shifted the strategic research direction of IMCOR to focus on the cardiovascular and lymphography applications.  We accomplished this shift in focus also by splitting off our therapeutic line of business, and, in June 2003 acquiring the medical imaging business (the “Imagent business”) of Alliance Pharmaceutical Corp. (“Alliance”) led by Imagent® (perflexane lipid microspheres), an FDA approved diagnostic imaging agent.

For the two years up to the time of our acquisition of the Imagent business, substantially all of our research and development efforts were focused on the preclinical testing of PH-50.  During that period, we operated with a very small staff and conducted substantially all of our research activities through contracts with academic institutions and contract research laboratories.  In addition, we had conducted research and development activities on the development of certain therapeutic photodynamic therapy applications (namely a product we called PH-10 for the treatment of certain dermatological conditions) and the development of a medical laser.  These operations were split off to our founding scientists as of November 12, 2002 and have been recorded as discontinued operations in our financial statements.

PH-50 and N1177 are still in early stages of development.  Of these products, based on the availability of capital, we intend to focus our research efforts first on the continued development of PH-50 and secondly, N1177.

Pharmaceutical imaging agents are used with echocardiography, computed tomography (“CT”), nuclear medicine and magnetic resonance imaging (“MRI”) equipment in order to increase the diagnostic capabilities of these techniques.  By enhancing the contrast between different types of tissues, these intravenously administered contrast agents provide critical anatomical and disease state information that is not obtainable using the equipment alone.  There are numerous potential applications for a contrast agent used in imaging parts or all of the cardiovascular system as well as other organs.  Our products have the potential to enhance a physician’s ability to diagnose certain cardiovascular abnormalities and the spread of cancer in the lymphatic system.

IMCOR is based in San Diego, California.  We have approximately 30 full time employees and a 53,000 square foot cGMP (current Good Manufacturing Practices) manufacturing facility at our San Diego location.  Our personnel have expertise in sales, marketing and manufacturing, clinical development, clinical trial design and regulatory approval processes.  We also work closely with consultants experienced in drug development and regulatory requirements.

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

On November 12, 2002, we split off our therapeutic business to certain founding shareholders in exchange for all of their 52.9% ownership interest in IMCOR and recognized a gain on the disposition of approximately $11,780,000.  This gain was attributable to the value of the common stock held by the founding shareholders that was exchanged for the therapeutic technology, which had been expensed.  Our therapeutic business had been focused on the development of certain photodynamic therapy products.  Our remaining diagnostic business has been focused on the development of products for medical imaging, with particular emphasis on cardiovascular imaging.

On June 18, 2003, we acquired assets, including Purchased Technology, related to the diagnostic imaging business, including Imagent, an FDA-approved product, of Alliance.  We also entered into a number of agreements related to that acquisition.  Included in the purchase were an FDA-approved manufacturing facility, the marketing, manufacturing and supporting infrastructure for the product and an intellectual property portfolio of approximately thirty patents in the area of ultrasound imaging.

Imagent has been approved for marketing by the FDA for use in patients with sub optimal echocardiograms to opacify the left ventricle and thereby improve visualization of the main pumping chamber of the heart, and to improve delineation of the endocardial borders of the heart.  As a result, ultrasound with Imagent may better distinguish normal and abnormal heart structure and function - two critical indicators of cardiac health.  Echocardiography is the most widely used imaging modality for the diagnosis of heart disease, the leading cause of death in the U.S.  The attractiveness of the ultrasound imaging market potential together with the acquisition of an approved product and an extensive intellectual property portfolio were fundamental reasons for the acquisition and primary determinants of the purchase price of approximately $16,572,000.  The financial statements include the operating impact of this acquisition from June 18, 2003 through the end of the reporting period.  We are currently seeking additional capital to operate the Imagent business and to continue our development programs.

At the closing of the Imagent business acquisition, we paid approximately $669,000 in cash and delivered 2,198,137 shares of our common stock.  At the direction of Alliance, we delivered the cash and stock to creditors, employees and vendors of Alliance.  In addition to bridge financing we provided to Alliance before the closing, our purchase of a $1,250,000 interest in Alliance’s obligations to two of its creditors, Xmark Fund, Ltd. and Xmark Fund, L.P. (collectively “Xmark”), and our assumption of specified Alliance operating liabilities related to Imagent, we are obligated to pay additional amounts to Alliance secured and unsecured creditors after the closing (including Xmark, discussed below, and others).  At various times between 90 and 365 days after the closing, we must pay, subject to reaching satisfactory agreements with certain Alliance secured and unsecured creditors, an aggregate amount of up to approximately $3,400,000 to creditors other than Xmark and (subject to stockholder approval, which we received on February 5, 2004) deliver an aggregate of approximately 2,054,000 shares of our common stock.  The amount of consideration was determined through arms-length negotiations.

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

As the amount of the earn out cannot be estimated, it has not been reflected in the purchase price.  Amounts paid will be expensed as incurred.

As part of the acquisition of the Imagent business, we issued shares of our common stock to two companies, Cardinal Health and inChord, that had been providing services to the Imagent business when it had been owned by Alliance and that were creditors of Alliance.  As settlement of the Alliance obligations, we issued Cardinal Health 1,100,000 shares and inChord Communications 429,000 shares of our common stock, respectively.  As part of the development plan for Imagent, we expect to continue to use the services of Cardinal and inChord.  Currently, Imagent will be marketed and distributed in the United States through agreements with Cardinal. Various Cardinal companies will also provide packaging, sales support, and distribution services.  InChord will provide advertising, medical education and similar services. We also entered into a series of agreements with Xmark.  Pursuant to a Standstill and Make Whole Agreement dated as of December 30, 2002, we issued 750,000 shares of our common stock in the first quarter 2003 to Xmark, who agreed to not exercise any rights against Alliance as a creditor for the period of the standstill.  On May 2, 2003, we entered into a Going Forward Agreement pursuant to which Xmark agreed to extend the period during which Xmark had refrained from exercising its rights as a creditor against Alliance to permit us to complete the acquisition.  On that date, we also purchased a $1,250,000 interest in Alliance’s obligations to Xmark.

At the closing of our acquisition of the Imagent Business, pursuant to the Going Forward Agreement, we delivered to Xmark our promissory notes in the total principal amount of $2,500,000.  These notes were payable in two equal installments on August 5, 2003 and November 3, 2003 or (if sooner) at the time we complete a financing resulting in at least $18,000,000 of gross proceeds to us and bear interest at 3% over the prime rate (payable in shares of our common stock).  At the closing of the Imagent acquisition, we also issued Xmark an additional 1,056,144 shares that represented payment of interest that was due to Xmark by Alliance through the closing date of the acquisition.  The value of these additional 1,056,144 shares has been treated as part of the purchase price of the Imagent business.

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

We defaulted on the principal payment due on August 5, 2003 and Xmark delivered a notice to us stating that it was accelerating all amounts due under the notes.  We negotiated a new agreement with Xmark dated August 18, 2003 (the “Letter Agreement”) pursuant to which we agreed to make an immediate payment of $1,250,000 and Xmark agreed to rescind the default notice.  The other key terms of the Letter Agreement are as follows:

•      We remain obligated to make a second principal payment of $1,250,000 on the earlier to occur of (i) November 3, 2003 or (ii) the consummation of one or more institutional financings resulting in aggregate gross proceeds to us of at least $18,000,000.  We will have the right to extend the November 3rd due date monthly until April 3, 2004 for a fee (and not as a reduction of any amounts due and owing under the promissory notes) ranging from $50,000 to $100,000 per month.  We have been exercising our right to extend the November 3, 2003 due date.

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

In connection with the closing of the acquisition of the Imagent assets, we issued approximately 18% of our outstanding common stock.  Nasdaq rules applicable under these circumstances require us to obtain prior stockholder approval before issuing more than 20% of our stock.  We held a meeting of stockholders on February 5, 2004 and at that meeting obtained approval to issue an additional 1,985,522 shares in connection with the acquisition.  In our financial statements, the value of these shares has been included in our equity as “Common Stock to be Issued”.

We are currently funding our operations through the use of demand notes we issued to our major institutional investor.   Although we are aggressively seeking additional equity or debt financing, we are currently dependant upon the sale of these notes to finance our current operations.  Without additional financing we will not have sufficient cash resources to meet our current commitments.  We will need substantial additional financing for our research, clinical testing, product development and marketing programs.  We cannot accurately estimate the amount of additional financing required; however, the amount could be an additional $30 million or more over the next several years.  In particular, we are currently seeking to raise additional capital through the sale of stock to accredited investors.  See “Risk Factors — We must raise additional financing in the future and our inability to do so will prevent us from continuing as a going concern and implementing our business development plan,” above.

We operate with a staff of approximately 30 people in manufacturing, research and development, regulatory affairs and administraton.  We contract with third party consultants having expertise in clinical development and regulatory matters to supplement our internal capabilities.  We also contract with third party research laboratories, contract research organizations and manufacturers for clinical material supplies and the management of clinical trials.  We also contract with academic and other institutions to conduct specified research projects.

We expect that our quarterly and annual results of operations will fluctuate based on several factors including, our ability to raise additional capital to implement our sales, marketing and manufacturing programs, the results of our litigation against Amersham, the timing and amount of expenses involved in marketing and manufacturing Imagent, conducting our research programs, particularly the conduct of clinical trials, the cost of clinical material used in those trials and required for compliance with FDA regulations and the amount, if any, of fees, milestone payments and research support payments received from potential strategic partners.

We consider the valuation of our investment in the purchased technology of Imagent to be a significant estimate.  The carrying value of this purchased technology at December 31, 2003 is approximately $14,980,000.  The assumptions underlying the financial forecast have been based on currently available information including estimates of market size and penetration, pricing, competitive threats and general operating expenses.  We have also instituted litigation against Amersham, and Amersham has responded with counter-claims.  Should we lose this litigation, our business and the value of the Purchased Technology would be materially and adversely affected.  These estimates may change and such changes may impact future estimates of carrying value.

We also consider our investment in the joint venture with affiliates of Élan Corporation, plc (“Élan”) to be subject to a significant estimate.  The carrying value of our 80.1% equity interest in Sentigen, Ltd., the joint venture entity, plus advances to Sentigen, Ltd., at December 31, 2003 totaled $2,803,000.  Members of Sentigen’s management reviewed its financial projections and have concluded that given delays in the development of N1177, resulting from capital constraints, the carrying value of the intangible assets in the joint venture should be reduced by $2,500,000 in 2002.  In addition, in the second quarter of 2003, based on the re-prioritization of the development of N1177 and as the development plans are being further delayed pending the acquisition of sufficient capital to allocate to the development of N1177, Sentigen recorded an additional impairment provision of $5,750,000.  The assumptions underlying the financial forecasts were based on currently available information, including estimates of development costs, pricing, operating expenses and market sizes and penetration.  These estimates may change and any such changes may impact future estimates of appropriate carrying values.

Results of Operations

Prior to our acquisition of the Imagent business in June, 2003, our efforts were focused on the development and clinical testing of diagnostic products, specifically PH-50, being developed as a cardiovascular imaging agent, and N1177, being developed for lymphography, the diagnosis of cancer metastasizing to lymph nodes.  To date, we have not generated revenues from the sale of any proposed diagnostic products or other operations.  Net loss applicable to common shareholders (after preferred dividends) was $12,666,771, $1,649,604 and $23,839,784 for the years ended December 31, 2001, 2002 and 2003, respectively, and our cumulative losses since inception, including “in-kind” preferred stock and beneficial conversion dividends totaling $8,712,509, are approximately $60,231,207.

Since inception, IMCOR had been developing products for both therapeutic and medical imaging applications.  As one of a series of transactions on November 12, 2002, we split off our therapeutic business to certain founding shareholders.  Accordingly, the expenses associated with that business have been reclassified as discontinued operations.

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

During 2003 we have conducted limited test marketing of Imagent to certain hospitals and physicians.  In December 2003 we entered into a license agreement with Kyosei Pharmaceutical Co., Ltd. (“Kyosei”), a unit of Sakai Group, for the development and marketing of Imagent in Japan for all radiology and cardiology indications.  Terms of the agreement call for the payment to IMCOR of up to $10 million in fees and development milestone payments plus royalties on commercial sales.  Kyosei will also pay IMCOR to manufacture Imagent for Kyosei’s clinical and commercial requirements.  At the closing, we received a gross payment of $2 million from Kyosei.  Recognition of this payment will be made ratably over the anticipated life of the agreement.

Research and development expenses for the years ended December 31, 2001, 2002 and 2003 were $437,958, $1,227,897, and $2,529,679 respectively.  These expenses include personnel costs, fees and other compensation paid to outside consultants, and costs associated with conducting preclinical and clinical studies and manufacturing product to be used in these studies.

Research expenses (from continuing operations) in 2002 increased by $789,939 to $1,227,897 primarily due to the shift in research spending from N1177 to the development of Imagent and PH-50, a product having greater market potential than N1177.

Substantially all of the $2,529,679 in research expenses in 2003 were oriented to the preclinical development of PH-50, and, since the acquisition of the Imagent Business, expenses associated with regulatory compliance and continued development of Imagent for new indications.  We expect our development priorities, based on the availability of sufficient capital, to focus first on the development of new indications for Imagent and the continued development of PH-50 and then to the further development of N1177.  Expenses associated with the development of N1177 are charged to our joint venture, and expenses associated with the development of our other products are borne completely by us.

Selling, general and administrative expenses were $3,220,584, $4,030,083 and $14,241,767 for the years ended December 31, 2001, 2002, and 2003, respectively.  These expenses include (in 2002 and 2003) costs associated with our acquisition of the Imagent business prior to firmly committing to the acquisition (costs incurred following our firm commitment to acquire the Imagent business have been capitalized as part of the acquisition cost), and for all years costs associated with obtaining patent protection for our intellectual property, costs associated with sales and marketing programs,  administrative personnel and corporate management, the amortization of options granted to our employees, legal and related expenses and facilities expenses.

In 2002, selling, general and administrative expenses increased by $809,499 to $4,030,083.  As part of the November, 2002 restructuring and financing, stock options were granted to the remaining employees of IMCOR with an exercise price equal to the price at which common stock was sold to the new institutional investors.  As the exercise price was below the closing price of the company’s common stock at the date of grant, we recorded an expense of approximately $988,000 reflecting the differential between those two prices.

In 2003, selling, general and administrative expenses increased by $10,211,684 to $14,241,767.  The primary reasons for the increase were related to our acquisition of the Imagent business from Alliance including, (i) provisions we have taken against advances we had made to Alliance and shares of our common stock we had issued to Xmark pursuant to a standstill agreement with Xmark, (ii) costs of conducting due diligence and other activities related to the acquisition of the Imagent business, (iii) costs incurred by us to operate the Imagent business following its acquisition, (iv) depreciation, and (v) amortization of the purchased technology.

As part of the November, 2002 restructuring and financing, stock options were granted to our remaining employees with an exercise price equal to the price at which common stock was sold to the new institutional investors.  As part of the acquisition of the Imagent business and the related hiring of employees from Alliance in June 2003, we granted these new employees an aggregate of 1,865,750 stock options with an exercise price of $1.25 per share.  Pursuant to an agreement in July 2003 with Dr. Taffy Williams, our Chief Executive Officer, an aggregate of 1,050,000 stock options were granted to Dr. Williams, subject to shareholder approval (shareholders representing an excess of 50% of our outstanding common stock have indicated their commitment to vote in favor of approving these options).  As the exercise prices were below the closing price of our common stock at the dates of grant, we recorded an expense of approximately $1,236,566 in 2003 reflecting the differentials between those respective two prices.

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

In the fourth quarter of 1999, we entered into a joint venture with affiliates of Elan for the development of N1177, a potential product to identify and diagnose lymph nodes for the presence of cancer. We own 80.1% of the joint venture entity, Sentigen, Ltd., with the balance owned by Elan.  During 2001, 2002 and 2003 we recorded losses from the joint venture of $1,952,758, $3,452,837, and $5,389,338, respectively.  In 2001 and 2002 these losses resulted from our share of development expenses incurred in the joint venture by the two participants, including personnel expenses and costs associated with developing a manufacturing process, including the purchase of drug substance and other materials.  As there have been delays, principally due to capital constraints, on the development of N1177, Sentigen recorded in 2002 a $2.5 million charge, of which our 80.1% share is approximately $2.0 million, as an impairment to the carrying value of the Sentigen license.  In 2003, these losses were substantially the result of the amortization of the license purchased from Élan and a $4,605,000 charge for further impairment of the license value as, due to the lower priority of the development of N1177 and capital constraints, limited development work was being conducted.

Investment income for the years ended December 31, 2001, 2002 and 2003 was $110,741, $1,563, and $7,394, respectively.  Investment income is generated by the amount of capital in our investment portfolio prior to it being used to fund our operations and the rate of interest earned on that capital.  We invest funds in the investment portfolio in U.S. Government obligations.  In the first half of 2001, we received a total of $1,068,723in net proceeds of common stock sold under our shelf registration statement that was declared effective in February, 2001.  Investment income declined in 2001 due primarily to the decline in the average balances of our investment portfolio as funds were used to support operations and, to a lesser extent, the general decline in short term interest rates.  In 2002, investment income declined to $1,563 as the entire portfolio was used to support operating expenses.   In 2003 investment income increased to $7,394 reflecting earnings on the investment portfolio following our capital raising efforts in late 2002.  We expect investment income to continue to fluctuate both as the size of the investment portfolio decreases or increases and as the rate of interest earned by the portfolio varies due to shifts in short term interest rates.

Since inception and through November 12, 2002, we had been developing products for both therapeutic and medical imaging applications.  As one of a series of transactions on November 12, 2002, we split off our therapeutic business to certain founding shareholders.  Accordingly, the expenses associated with that business have been reclassified as discontinued operations.  Our therapeutic business had been focused on the development of certain photodynamic therapy products, in particular a compound we called PH-10.  In the years ended December 31, 2001 and 2002, we incurred losses related to these operations of $2,909,820 and $1,496,430, respectively.  On November 12, 2002 this business was split off to certain founding shareholders in exchange for all of their 52.9% ownership interest in IMCOR resulting in a gain from the split off of $11,779,752 based upon the market value of our common stock on that date, net of the net assets that were split off.

Purchases of equipment and leasehold improvements, other than the June 18, 2003 acquisition of the Imagent Business including the assumption of the lease of a manufacturing facility located in San Diego, for the years ended December 31, 2001, 2002 and 2003 were $45,938, $0 and $0, respectively.  These purchases were primarily for the acquisition of laboratory and other equipment necessary to conduct pre-clinical and clinical studies and leasehold improvements in the Knoxville and Westborough offices that we maintained at that time.  During the next twelve months, assuming that we obtain sufficient capital,  we expect capital expenditures for equipment to be less than $500,000.

During 2001, as a result of the closing of the Westborough facility and the shift in the research priorities, we determined that certain equipment we were leasing would no longer be useful in our research.  Accordingly, we recorded provisions for future lease payments totaling $1,264,208 representing the remaining lease obligations.  While we will pursue opportunities to sublease or otherwise mitigate these obligations, there can be no assurance of any success in this regard.  We are in default under the lease and have received a demand letter from the lessor for payment of $787,000 for remaining unpaid lease obligations and other fees.  We are attempting to negotiate a resolution with the lessor but there can be no assurances that we will be successful in this regard.

We have issued two series of convertible preferred stock: Series A, issued in October 1999 and which remains outstanding and Series B Preferred Stock, issued in February 2000 and which was retired in November 2002.  The holder of Series A

Preferred Stock is entitled to a mandatory, cumulative, semi-annual payment-in-kind dividend of 7% (i.e., 0.07 additional shares of Series A Preferred Stock).  On November 12, 2002, the holders of Series B Preferred Stock converted all of their issued and outstanding shares (including accrued and unpaid dividends) for shares of our common stock at an exchange rate of 4.25 (pre-reverse split) shares of common for each share of Series B Preferred Stock.  Additionally, the terms of the Series A Preferred Stock and the Series B Preferred Stock create additional preferred returns for the holders.  The Series A Preferred Stock was issued with detachable warrants. The value allocated to those warrants caused the preferred shareholders to receive an additional return. That additional return has been amortized over the period from issuance through October 2001, when the stock was first convertible.  The additional return related to the Series A Preferred Stock recorded was $345,199 in 2001.  The Series B Preferred contained beneficial conversion features.  Emerging Issues Task Force Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” requires the issuer to assume that the holder will not convert the instrument until the time of the most beneficial conversion which would occur after January 1, 2002. Using the conversion ratio at January 1, 2002 of 1.4 shares of common stock and the stock price at the date of issuance, the maximum beneficial conversion amount was $2,322,316. This amount was recorded as additional preferred stock dividends over the period from issuance until January 1, 2002.  As a result of the combination of the mandatory dividends, the preferential value amortization and, in 2002, deemed dividends for our Series B Preferred Stock associated with the beneficial conversion rates offered to holders of these instruments as part of our November 12, 2002 financing, we recorded preferred stock dividends of $2,943,755, $1,997,723 and $1,066,280 in 2001, 2002 and 2003 for Series A Preferred Stock and (for the years 2001 and 2002) Series B Preferred Stock.

As a result of the above factors, the net loss applicable to common stockholders (after preferred dividends) was $12,666,771, $1,649,604 and $23,839,784 for the years ended December 31, 2001, 2002 and 2003 respectively.  Basic and diluted loss per common share was $1.33, $0.16 and $1.24, respectively, for these periods.

Liquidity; Capital Resources

At December 31, 2003, we had cash and cash equivalents totaling approximately $1,658,000.  Since that date, we have expended all those funds and, as described above, are currently funding our operations through borrowings from two of our principal institutional investors, as cash is required for operations.  These investors have continued to provide funding to us, but there can be no assurance that they will continue to provide funding to us.

Our ability to conduct operations is entirely dependent on our ability to obtain additional capital.  Without additional financing we will not have sufficient cash resources for our entire fiscal year ending December 31, 2004.  We have been financing our operations with the proceeds of the financing we closed in November and December 2002 and January 2003, the initial payment that we received from Kyosei (net of taxes and expenses) and currently through borrowings, evidenced by secured promissory notes, payable upon demand, from our principal institutional investors.  We will need substantial additional financing for our manufacturing and marketing operations as well as research, clinical testing and product development programs.  We cannot accurately estimate the amount of additional financing required; however, the amount could be an additional $30 million or more over the next several years.  If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result.  However, there can be no assurance that such capital will be available under acceptable terms, if at all.  See “Risk Factors—We must raise additional financing in the future and our inability to do so will prevent us from continuing as a going concern and implementing our business development plan,” above.

On April 8, 2002, we entered into a credit facility that provided us with a $2,500,000 revolving line of credit, bearing interest at 4.65%, for a period of five years.  The loan was secured by a lien on all of our assets.  In connection with our agreement to sell shares of our common stock to a group of institutional investors, both the amount outstanding, including accrued and unpaid interest, under the Elan credit line ($3,082,487 converted at a rate of $24.00 per share) and the $2,500,000 credit facility (at a conversion rate of $1.08 per share) were converted into shares of our common stock on November 12, 2002 and the respective lines of credit were cancelled.

On June 18, 2003, we closed the acquisition of the Imagent Business from Alliance.  At the closing, we paid approximately $669,000 in cash and delivered 2,198,137 shares of our common stock.  At the direction of Alliance, we delivered the cash and stock to creditors, employees and vendors of Alliance.  In addition to bridge financing we provided to Alliance before the closing, our purchase of a $1,250,000 interest in Alliance’s obligations to Xmark and our assumption of specified Alliance operating liabilities related to Imagent, we are obligated to pay additional amounts to Alliance secured and unsecured creditors at various times between 90 and 365 days after the closing, (i) an aggregate of $2,500,000 to Xmark, (ii) subject to reaching satisfactory agreements with certain Alliance secured and unsecured creditors, an aggregate amount of up to approximately $3,000,000 to creditors other than Xmark, (iii) pay certain royalties based upon sales of Imagent through June 2010, subject to certain offsets, and (iv) subject to stockholder approval (which approval was obtained on February 5, 2004) deliver an aggregate of approximately 2,054,000 shares of our common stock.

We are currently in default under obligations to pay $775,000 to creditors of Alliance Pharmaceutical Co. in connection with our acquisition of Imagent and we are in default under an equipment lease and the lessor has demanded approximately $787,000.  We also have not registered the resale of shares we issued in connection with that acquisition, which in some cases is a condition to the effectiveness of agreements to release us from any claims by the Alliance creditor.

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

Three of our existing institutional investors have provided capital to us in exchange for our Promissory Notes in an aggregate principal amount of up to $11,417,000 (at December 31, 2003).  The notes bear interest at a rate of 7.25% per annum, compounded monthly.  A total of $4,160,000 of these notes are convertible into our common stock.  Unless converted into common stock, amounts due under the notes were payable on the earlier of August 5, 2003 or the date that we commit various defaults or become subject to bankruptcy or similar proceedings.  We defaulted on the payment of $4,160,000 of these notes on August 5, 2003; however while under no obligation to do so, these investors continue to loan us capital under demand notes which bear interest at the rate of 7.25% per annum, compounded monthly.

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

In 2003, excluding the 1,926,619 shares of our common stock issued to Xmark and the 1,141,993 shares issued to other creditors of Alliance pursuant to the Imagent Business acquisition, we issued an aggregate of 139,994 shares of our common stock pursuant to several factors including cash, compensation for services and the cashless exercise of stock options.

In the second quarter of 2003, we recognized the issuance of 124,627 shares of our common stock that previously had been subject to rescission.

We have used, and expect to use capital available from sales of common stock, for general corporate purposes, including activities related to manufacturing and marketing Imagent, preparing for and conducting clinical trials, purchase and preparation of clinical material, conduct of preclinical studies, administrative expenses to support our operating activities, capital expenditures and to meet working capital needs.

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

At the time of the acquisition of the Imagent business, we entered into a lease agreement with a unit of Baxter International for certain equipment used for the manufacture of Imagent.  Our annual cost for this lease is approximately $126,000.  Our other long-term commitments that are not recorded on our financial statements are for our office space in San Diego, California.  Annual rent for the California lease, which expires in 2008, is approximately $792,000.  In addition, we have provided for the remaining lease payments of certain laboratory equipment that is no longer useful to our operations.  The lease expires in 2004.  We are in default under the equipment lease and have received a demand letter from the lessor for payment of $787,000 for remaining unpaid lease obligations and other fees.  We are attempting to negotiate a resolution with the lessor but there can be no assurances that we will be successful in this regard.

Plan of Operation

Management believes it lacks sufficient working capital to fund operations for the entire fiscal year ending December 31, 2004.  Therefore, substantial additional capital resources will be required to fund the ongoing operations related to our marketing and manufacturing of Imagent and our research and business development activities.  Our financial condition raises substantial doubt about our ability to continue as a going concern.  We believe there are a number of potential alternatives available to meet the continuing capital requirements such as public or private financings or collaborative agreements.  We are taking continuing actions to reduce our ongoing expenses.  If adequate funds are not available, we will be required to significantly curtail our operating plans and may have to sell or license out significant portions of our technology or potential products.  The 2002 and 2003 financial statements, including those contained in this Form 10-KSB, do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

Greater capital resources would enable us to quicken and expand our marketing and research and development activities, and our failure to raise additional capital will (absent a suitable collaborative agreement providing for a third party to take over these functions) significantly impair or curtail our ability to conduct further activities.  In any event, complete development and commercialization of our technology will require substantial additional funds.  See “Risk Factors—We must raise additional financing in the future and our inability to do so will prevent us from continuing as a going concern and implementing our business development plan,” above.  We are seeking to raise capital through the sale of our common stock or other securities in a private placement to fund our immediate and longer-term capital needs.

As of December 31, 2003, we expect to pay the following contractual obligations and commitments:

	Payments due by Year
	2004	2005-2006	2007-2008	Beyond 2008	Total
Recorded Liabilities
Long term debt	$—	$—	$—	$—	$—
Imagent purchase obligations	3,763,991	—	—	—	3,763,991
Commitments
Operating Lease Commitments	1,455,180	1,900,569	1,024,595	—	4,380,344

Total Contractual Obligations	$5,219,171	$1,900,569	$1,024,595	$—	$8,144,335

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective as of July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the results of operations or the financial position of the Company.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the results of operations or the financial position of the Company.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, effective for fiscal years ending after December 15, 2002. This rule amends SFAS No. 123 to provide several alternatives for adopting the stock option expense provisions of SFAS No. 123, as well as additional required interim financial statement disclosures. SFAS No. 148 does not require companies to expense stock options in current earnings. The Company has not adopted the provisions of SFAS No. 123 for expensing stock based compensation (see “— Employee stock option and stock purchase plans”); however, the Company has adopted the additional interim disclosure provisions of the statement. The impact of the adoption of SFAS No. 148 did not have a material impact on the results of operations or the financial position of the Company.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 eliminates Emerging Issues Task Force, or EITF, Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, as opposed to being recognized at the date of entity’s commitment to an exit plan under EITF No. 94-3.  Examples of costs covered by the standard include lease termination cost and certain employee severance costs that are associated with a restructuring; discontinued operation, plant closing or other exit or disposal activity.  Furthermore, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liabilities. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002.  During 2003 the Company recognized $136,947 of restructuring costs for lease termination and restructuring associated with the closure of its Pennsylvania facility and move to the Alliance facility in San Diego, CA.

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” which was originally effective on July 1, 2003. In December 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to March 31, 2004 for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003. The Company has completed its evaluation of the provisions of FIN 46 and does not have any significant interests in variable interest entities. Accordingly, the adoption of FIN 46 did not have a material impact on the results of operations or the financial position of the Company.

In November 2002, the FASB issued Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002 and did not have a material impact on the Company.

ITEM 7.  FINANCIAL STATEMENTS.

Report of Independent Certified Public Accountants

Board of Directors

IMCOR Pharmaceutical Co. (formerly Photogen Technologies, Inc.)

We have audited the accompanying consolidated balance sheet of IMCOR Pharmaceutical Co.(formerly Photogen Technologies, Inc.), a development stage company, as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IMCOR Pharmaceutical Co. (formerly Photogen Technologies, Inc.) at December 31, 2003, and the results of its operations and its cash flows for the year then ended , in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has reported accumulated losses since inception of $51,518,697, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moss Adams, LLP
San Diego, CA
March 31, 2004

Report of Independent Certified Public Accountants

Board of Directors

Photogen Technologies, Inc.

New Hope, Pennsylvania

We have audited the accompanying consolidated balance sheet of Photogen Technologies, Inc., a development stage company, as of December 31, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2001 and 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photogen Technologies, Inc. at December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has reported accumulated losses $28,745,194 through December 31, 2002, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

Chicago, Illinois
March 7, 2003

IMCOR Pharmaceutical Co.

(A Development Stage Company)

Consolidated Balance Sheets

December 31,	2002	2003

Assets

Current Assets
Cash and cash equivalents	$6,090,904	$1,657,594
Deposits	98,721	108,721
Prepaid expenses	693,313	492,718

Total Current Assets	$6,882,938	$2,259,033

Property, Plant and Equipment, less accumulated depreciation of $14,651 and $996,091, respectively.	36,000	6,294,560

Patent Costs, net of amortization of $142,359 and $183,854, respectively	357,641	316,146

Deposits	14,383	338,383

Investment in Alliance	1,255,000	—

Purchased Technology, net of amortization of $0 and $658,217, respectively	—	14,979,929

Investment in and Advances to Affiliate	8,192,452	2,803,114

Total Assets	$16,738,414	$26,991,165

December 31,	2002	2003

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$835,003	$1,884,791
Accrued expenses	34,132	3,281,792
Accrued equipment lease	401,664	586,052
Lines of Credit	—	12,064,716
Notes Payable	—	1,250,000

Total Current Liabilities	1,270,799	19,067,351

Deferred contract revenue	—	2,000,000

Accrued Equipment Lease	401,664	133,888

Shares Subject to Rescission	650,000	—

Puttable Shares	—	1,969,668

Shareholders’ Equity
Preferred stock; par value $.01 per share; 5,000,000 shares authorized including:
Series A Preferred Stock; 12,856 shares authorized, issued and outstanding, liquidation preference $1,000 per share (in aggregate $12,856,000)	128	128
Common stock; par value $.001 per share; 150,000,000 shares authorized; 16,137,465 and 19,464,548 shares issued and outstanding, respectively	16,137	19,465
Additional paid-in capital	43,144,880	50,199,203
Common Stock to be issued	—	5,120,159
Deficit accumulated during the development stage	(28,745,194)	(51,518,697)
Total Shareholders’ Equity	14,415,951	3,820,258

Total Liabilities and Shareholders’ Equity	$16,738,414	$26,991,165

See accompanying notes to consolidated financial statements.

IMCOR Pharmaceutical Co.

Consolidated Statements of Operations

	Year Ended Dec 31, 2001	Year Ended Dec 31, 2002	Year Ended Dec 31, 2003	Cumulative Amounts From Nov 3, 1996 (Inception) to Dec 31, 2003

Operating Expenses
Research and development	$437,958	$1,227,897	$2,529,679	$6,886,316
Sales, general and administrative	3,220,584	4,030,083	14,241,767	30,889,289
Restructuring charges	—	807,483	136,947	1,541,455
Provision for future lease payments	1,264,208	—	—	1,264,208

Total operating expenses	4,922,750	6,065,463	16,908,393	40,581,268

Loss From Joint Venture	(1,952,758)	(3,452,837)	(5,389,338)	(12,304,354)

Investment Income	110,741	1,563	7,394	1,216,335

Interest Expense	(48,429)	(418,466)	(483,167)	(950,062)

Loss from continuing operations	(6,813,196)	(9,935,203)	(22,773,504)	(52,619,349)

Discontinued Operations
Loss from operations of discontinued therapeutic business	(2,909,820)	(1,496,430)	—	(10,679,101)
Gain from split-off of therapeutic business	—	11,779,752	—	11,779,752

Income (loss) from discontinued operations	(2,909,820)	10,283,322	—	1,100,651

Net Income (Loss)	(9,723,016)	348,119	(22,773,504)	$(51,518,698)

Dividends on Preferred Stock	(2,943,755)	(1,997,723)	(1,066,280)

Net Loss Applicable to Common Shareholders	$(12,666,771)	$(1,649,604)	$(23,839,784)

Basic and Diluted Loss Per Common Share from Continuing Operations	$(1.03)	$(1.17)	$(1.24)

Basic and Diluted Income (Loss) Per Common Share from Discontinued Operations	$(0.30)	$1.01	$—

Basic and Diluted Loss Per Common Share	$(1.33)	$(0.16)	$(1.24)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	9,507,693	10,187,619	19,265,599

See accompanying notes to consolidated financial statements.

IMCOR Pharmaceutical Co.

Consolidated Statement of Shareholders’ Equity

							Members’ Capital	Common Stock To be Issued	Additional Paid-in Capital	Deficit Accumulated Development Stage	Total
	Preferred Stock
	Series A		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount

Contribution of capital	—	$—	—	$—	—	$—	$7,268	—	$—	$—	$7,268
Net loss for the period ended December 31, 1996	—	—	—	—	—	—	(1,779)	—	—	—	(1,779)

Balance, at May 15, 1997	—	$—	—	$—	—	$—	$9,000	—	$—	$(3,511)	$5,489

Issuance of common stock	—	—	—	—	1,578,208	1,578	—	—	1,801,872	—	1,803,450
Effect of recapitalization and merger	—	—	—	—	7,421,792	7,422	(9,000)	—	1,203,765	1,732	1,203,919
Cost associated with recapitalization and merger	—	—	—	—	—	—	—	—	(371,111)	—	(371,111)
Net loss for the period May 16, 1997 to December 31, 1997	—	—	—	—	—	—	—	—	—	(554,702)	(554,702)

Balance, at December 31, 1997	—	—	—	—	9,000,000	9,000	—	—	2,634,526	(556,481)	2,087,045

Issuance of common stock	—	—	—	—	218,755	219	—	—	6,999,781	—	7,000,000
Costs associated with common stock issuance	—	—	—	—	—	—	—	—	(50,000)	—	(50,000)
Options issued to consultants	—	—	—	—	—	—	—	—	45,446	—	45,446
Net loss for the year ended December 31, 1998	—	—	—	—	—	—	—	—	—	(1,973,913)	(1,973,913)

Balance, at December 31, 1998	—	—	—	—	9,218,755	9,219	—	—	9,629,753	(2,530,394)	7,108,578

Exercise of stock options	—	—	—	—	1,125	1	—	—	50,062	—	50,063
Issuance of warrants and options	—	—	—	—	—	—	—	—	3,664,749	—	3,664,749
Issuance of common stock	—	—	—	—	125,967	126	—	—	6,082,528	—	6,082,654
Issuance of preferred stock	12,015	120	—	—	—	—	—	—	11,578,839	—	11,578,959
Net loss for the year ended December 31, 1999	—	—	—	—	—	—	—	—	—	(6,052,841)	(6,052,841)

Balance, at December 31, 1999	12,015	120	—	—	9,345,847	9,346	—	—	31,005,931	(8,583,235)	22,432,162

Stock option compensation	—	—	—	—	—	—	—	—	125,020	—	125,020
Issuance of warrants and options	—	—	—	—	—	—	—	—	1,366,050	—	1,366,050
Issuance of preferred stock dividend	841	8	—	—	—	—	—	—	(8)	—	—
Issuance of preferred stock	—	—	337,056	3,370	—	—	—	—	5,272,970	—	5,276,340
Net loss for the year ended December 31, 2000	—	—	—	—	—	—	—	—	—	(10,787,062)	(10,787,062)

Balance, at December 31, 2000	12,856	128	337,056	3,370	9,345,847	9,346	—	—	37,769,963	(19,370,297)	18,412,510

Stock option compensation	—	—	—	—	—	—	—	—	64,729	—	64,729
Issuance of common stock for cash	—	—	—	—	49,245	49	—	—	418,674	—	418,723
Issuance of common stock in satisfaction Of anti-dilution provision	—	—	—	—	190,856	191	—	—	(191)	—	—
Issuance of preferred stock dividend	—	—	20,224	202	—	—	—	—	(202)	—	—
Net loss for the year ended December 31, 2001	—	—	—	—	—	—	—	—	—	(9,723,016)	(9,723,016)

							Members’ Capital	Common Stock To be Issued	Additional Paid-in Capital	Deficit Accumulated Development Stage	Total
	Preferred Stock
	Series A		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, at December 31, 2001	12,856	128	357,280	3,572	9,585,948	9,586	—	—	38,252,973	(29,093,313)	9,172,946

Stock option compensation	—	—	—	—	—	—	—	—	73,870	—	73,870
Issuance of warrants for service	—	—	—	—	—	—	—	—	322,000	—	322,000
Issuance of options in settlement of lawsuit	—	—	—	—	—	—	—	—	806,415	—	806,415
Employee compensation from stock options	—	—	—	—	—	—	—	—	988,184	—	988,184
Issuance of preferred stock dividends	—	—	40,194	402	—	—	—	—	(402)	—	—
Conversion of Series B to common stock	—	—	(397,474)	(3,974)	422,316	422	—	—	3,552	—	—
Beneficial inducement costs for convertible debt converted	—	—	—	—	—	—	—	—	206,348	—	206,348
Conversion of line of credit with Élan to common stock	—	—	—	—	128,437	128	—	—	3,082,359	—	3,082,487
Conversion of line of credit with entity controlled by director of company to common stock	—	—	—	—	2,314,815	2,315	—	—	— 2,497,685	—	2,500,000
Retirement of common stock returned in shareholder transaction	—	—	—	—	(5,137,109)	(5,137)	—	—	(12,221,182)	—	(12,226,319)
Issuance of common stock for cash	—	—	—	—	8,823,058	8,823	—	—	9,133,078	—	9,141,901
Net income for the year ended December 31, 2002	—	—	—	—	—	—	—	—	—	348,119	348,119

Balance, at December 31, 2002	12,856	$128	—	$—	16,137,465	$16,137	$—	$—	$43,144,880	$(28,745,194)	$14,415,951

Issuance of common stock for cash	—	—	—	—	27,778	28	—	—	29,972	—	30,000
Issuance of common stock for standstill agreement	—	—	—	—	750,000	750	—	—	1,173,000	—	1,173,750
Conversion of Series B to common stock	—	—	—	—	100	—	—	—	—	—	—
Options issued to consultants for services	—	—	—	—	—	—	—	—	9,200	—	9,200
Shares issued to consultant for services	—	—	—	—	68,750	69	—	—	132,193	—	132,262
Employee compensation from stock options	—	—	—	—	—	—	—	—	1,236,566	—	1,236,566
Shares issued in Technology Purchase	—	—	—	—	2,198,137	2,198	—	—	5,581,070	—	5,583,268
Shares to be issued in Technology Purchase	—	—	—	—	—	—	—	5,043,226	—	5,043,226
Shares previously subject to rescission	—	—	—	—	124,627	125	—	—	649,875	—	650,000
Shares issued to Xmark for penalties	—	—	—	—	98,826	99	—	—	163,577	—	163,676
Shares issued to Xmark for interest	—	—	—	—	21,649	22	—	—	48,575	—	48,597
Shares to be issued to Xmark and other former Alliance creditors for interest and penalties	—	—	—	—	—	—	—	76,933	—	—	76,933
Options exercised through cashless exercise	—	—	—	—	37,216	37	—	—	(37)	—	—
Xmark puttable shares classified as mezzanine equity	—	—	—	—	—	—	—	—	(1,969,668)	—	(1,969,668)
Net loss for the year ended December 31, 2003	—	—	—	—	—	—	—	—	—	(22,773,504)	(22,773,504)

Balance, at December 31, 2003	12,856	$128	—	$—	19,464,548	$19,465	$—	$5,120,159	$50,199,203	$(51,518,698)	$3,820,257

See accompanying notes to consolidated financial statements.

IMCOR Pharmaceutical Co.

Consolidated Statements of Cash Flows

	Year Ended Dec 31, 2001	Year Ended Dec 31, 2002	Year Ended Dec 31, 2003	Cumulative Amounts From Nov 3, 1996 (Inception) to Dec 31, 2003

Cash Flows From Operating Activities
Net income (loss)	$(9,723,016)	$348,119	$(22,773,504)	$(51,518,698)
Loss from discontinued operations	2,909,820	1,496,430	—	10,679,101
Depreciation and amortization	442,191	371,319	1,023,080	2,700,984
Loss (gain) on disposal of equipment and leasehold improvements	(4,617)	—	—	38,424
Gain on sale of marketable securities	—	—	—	(18,503)
United States Treasury Notes amortization	(1,029)	—	—	12,586
Gain on sale of therapeutic business	—	(11,779,752)	—	(11,779,752)
Allowance for notes receivable	—	—	658,217	658,217
Stock option compensation	64,729	1,062,054	1,245,768	2,924,338
Accrued interest on line of credit	—	—	318,035	318,035
Note payable for services rendered	—	—	329,681	329,681
Beneficial inducement costs for convertible notes	—	206,348	—	206,348
Issuance of warrants in exchange for services rendered	760,363	322,000	—	4,317,091
Issuance of stock options in settlement of lawsuit	—	806,415	—	806,415
Issuance of stock for standstill agreement	—	—	1,337,426	1,337,426
Issuance of stock for services rendered	—	—	132,262	132,262
Issuance of stock for interest payments and penalties	—	—	125,530	125,530
Loss from investment in affiliate	1,952,758	3,452,837	5,389,338	12,304,354
Changes in operating assets and liabilities
Prepaid expenses	152,340	(663,538)	200,595	(492,718)
Interest receivable	93,219	—	—	—
Receipt of deferred contract revenue	—	—	2,000,000	2,000,000
Accounts payable	(267,945)	531,229	1,049,787	1,954,790
Accrued expenses	(11,278)	(298,465)	(174,375)	95,334
Accrued equipment lease	1,123,740	10,237	(83,388)	1,050,589

Net cash used in continuing operating activities	(2,508,725)	(4,134,767)	(9,221,549)	(21,818,167)
Net cash used in discontinued operations	(2,909,820)	(1,496,430)	—	(10,679,101)

Cash Flows From Investing Activities
Sale of marketable securities	$—	$—	$—	$2,164,464
Purchases of marketable securities	—	—	—	(2,182,967)
Purchases of United States Treasury Notes	(4,870,000)	—	—	(38,656,973)
Sales of United States Treasury Notes	9,815,000	—	—	39,778,548
Purchase of equipment and leasehold Improvements	(45,938)	—	—	(636,877)
Proceeds from sale of equipment	145,551	—	—	145,551
Costs to acquire patent	—	—	—	(237,335)
Investment in and advances to affiliate	(2,245,948)	(650,609)	—	(15,107,468)
Increase in note receivable	—	(1,255,000)	—	(1,255,000)
Decrease (increase) in deposit	(14,383)	100,000	(334,000)	(777,753)
Purchse of Imagent business	—	—	(5,074,761)	(5,074,761)
Principal payment on acquisition of debt	—	—	(1,250,000)	(1,250,000)

Net cash provided by (used in) investing activities	2,784,282	(1,805,609)	(6,658,761)	(23,090,571)
Net cash used in investing activities of discontinued operations	—	—	—	(1,306,676)

Cash Flows From Financing Activities
Principal payments on capital leases	$(18,356)	$—	$—	$(291,704)
Net proceeds from issuance of equity	1,068,723	9,141,901	30,000	40,539,340
Proceeds from capital contributions by shareholders	—	—	—	1,911,674
Proceeds from issuance of debt	2,314,005	3,032,905	11,417,000	16,763,910
Cost of recapitalization	—	—	—	(371,111)

Net cash provided by financing activities	3,364,372	12,174,806	11,447,000	58,552,109

Net Increase (Decrease) in Cash and Cash Equivalents	730,109	4,738,000	(4,433,310)	1,657,594

Cash and Cash Equivalents, at beginning of year	622,795	1,352,904	6,090,904	—

Cash and Cash Equivalents, at end of year	$1,352,904	$6,090,904	$1,657,594	$1,657,594

Noncash Investing and Financing Activies (Notes 3, 4, 8, and 9)

IMCOR Pharmaceutical Co.

Notes to Consolidated Financial Statements

1.             Organization and Significant Accounting Policies

Nature of Operations

IMCOR Pharmaceutical Co. ((formerly Photogen Technologies, Inc.), the “Company”) is an emerging, development-stage specialty pharmaceutical company focused on developing and marketing medical imaging pharmaceutical products.  The company has one FDA approved product, Imagent® (perflexane lipid microspheres), an ultrasound imaging contrast agent that it acquired in June 2003, and two additional contrast agents in development for use in computed tomography (CT) and x-ray imaging with potential applications (1) as a blood pool agent, to diagnose diseased tissue in the cardiovascular system and other organs, which is called PH-50, and (2) to diagnose cancer metastasizing into the lymphatic system, which is called N1177.  The product designations PH-50 and N1177 refer to the same chemical entity.  The two names distinguish commercialization rights between cardiovascular imaging (and all other indications) (PH-50) to which we retain rights, and the field of lymphography (N1177), which is licensed to our joint venture (Sentigen, Ltd.) with affiliates of Elan.  On February 5, 2004, we changed our name to IMCOR Pharmaceutical Co., reflecting the changed nature of our business to imaging pharmaceuticals.

In December 2001, we announced positive preclinical results of PH-50.  Based on these studies, the extensive preclinical toxicology and other study work, including the product’s use in approximately 65 patients for lymphography, we shifted the strategic research direction of IMCOR to focus on the cardiovascular and lymphography applications.  We accomplished this shift in focus also by splitting off our therapeutic line of business, and, in June 2003 acquiring the medical imaging business (the “Imagent business”) of Alliance Pharmaceutical Corp. (“Alliance”) led by Imagent® (perflexane lipid microspheres), an FDA approved diagnostic imaging agent.  Please see Note 3 “Purchased Technology” below.

For the two years up to the time of our acquisition of the Imagent business, substantially all of our research and development efforts were focused on the preclinical testing of PH-50.  During that period, we operated with a very small staff and conducted substantially all of our research activities through contracts with academic institutions and contract research laboratories.  In addition, we had conducted research and development activities on the development of certain therapeutic photodynamic therapy applications (namely a product we called PH-10 for the treatment of certain dermatological conditions) and the development of a medical laser.  These operations were split off to our founding scientists as of November 12, 2002 and have been recorded as discontinued operations in our financial statements.

PH-50 and N1177 are still in early stages of development.  Of these products, based on the availability of capital, we intend to focus our research efforts first on the continued development of PH-50 and secondly, N1177.

Pharmaceutical imaging agents are used with echocardiography, computed tomography (“CT”), nuclear medicine and magnetic resonance imaging (“MRI”) equipment in order to increase the diagnostic capabilities of these techniques.  By enhancing the contrast between different types of tissues, these intravenously administered contrast agents provide critical anatomical and disease state information that is not obtainable using the equipment alone.  There are numerous potential applications for a contrast agent used in imaging parts or all of the cardiovascular system as well as other organs.  Our products have the potential to enhance a physician’s ability to diagnose certain cardiovascular abnormalities and the spread of cancer in the lymphatic system.

IMCOR is based in San Diego, California.  We have approximately 30 full time employees and a 50,000 square foot cGMP (current Good Manufacturing Practices) manufacturing facility at our San Diego location.  Our personnel have expertise in sales, marketing and manufacturing, clinical development, clinical trial design and regulatory approval processes.  We also work closely with consultants experienced in drug development and regulatory requirements.

Liquidity and Basis of Presentation – Going Concern

The accompanying financial statements are prepared assuming the Company is a going concern.  The Company has reported accumulated losses since inception of $51,518,697.  The Company believes it lacks sufficent working capital to fund operations for the entire fiscal year ending December 31, 2004.  Substantial additional capital resources will be required to fund its ongoing operations.  Management believes there are a number of potential alternatives available to meet the continuing capital requirements such as public or private financings or collaborative agreements.  The Company is taking continuing actions to reduce its ongoing expenses.  If adequate funds are not availabe, the Company will be required to significantly curtail its operating plans and my have to sell or license out significant portions of the Company’s technology or potential products.

On December 16, 2003, we entered into a License Agreement (the “Kyosei Agreement”) with Kyosei Pharmaceutical Co. Ltd. (“Kyosei”), a subsidiary of the Sakai Group.  The Kyosei Agreement gives Kyosei an exclusive license to develop and market Imagent for all indications in Japan.  The terms of the Kyosei Agreement provide for the payment to IMCOR of up to $10 million in fees and development milestone payments plus royalties on commercial sales.  Kyosei will also pay IMCOR to manufacture Imagent for Kyosei’s clinical and commercial requirements.  In December 2003 we received a payment of $2,000,000, less withholding taxes.  Additional payments are expected in 2004 and beyond.  Please see Revenue Recognition and Deferred Revenue, below.

During the next twelve months we will focus our efforts primarily on exploring various options concerning our business, including securing additional financing, joint ventures, licensing or selling all or a portion of our technology and other possible strategic transactions.  Our ability to commercialize Imagent and develop PH-50 and N1177 depends on the successful implementation of one or more of these transactions.

Depending on the availability of capital and whether or not we pursue a sale or licensing strategy for Imagent, we will focus our operating efforts on the sales and marketing of Imagent.  If additional capital becomes available, we also expect to conduct preclinical and human clinical studies of our products in development.  Subject to the availability of sufficient capital, we expect to continue to incur losses for at least the next three years as we intensify research and development, preclinical and clinical testing and associated regulatory approval activities and engage in or provide for the manufacture and/or sale of any products that we have or may develop.

Greater capital resources would also enable us to quicken and expand our marketing and research and development activities, and our failure to raise additional capital will (absent a suitable collaborative agreement providing for a third party to take over these functions) significantly impair or curtail our ability to conduct further activities.  In any event, complete development and commercialization of our technology will require substantial additional funds.  We are seeking to raise capital through the sale of our common stock or other securities in a private placement to fund our immediate and longer-term capital needs.

The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period.  Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements.

Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents.

Property, Plant and Equipment

Property, plant and equipment and leasehold improvements are stated at cost.  Depreciation and amortization of equipment are provided for using the straight-line method over the estimated useful lives of the assets.  Computers and laboratory equipment are being depreciated over three years, and furniture and fixtures are being depreciated over seven years.  Leasehold improvements are being amortized on a straight-line basis over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever an event or change in circumstances indicates that the carrying amount of the assets may not be recoverable.  Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.

Patent Costs

Internal patent costs are expensed in the period incurred.  Patents purchased are capitalized and amortized over the remaining life of the patent.  Patent amortization expense was $41,666 for each of 2001 2002, and 2003.  Amortization of patent costs is expected to be $41,666 annually over the remaining life of the patent, approximately 7.5 years at December 31, 2003.

Purchased Technology

On June 18, 2003, we closed on the acquisition of assets, including Purchased Technology, related to the diagnostic imaging business, including Imagent, an FDA-approved product, of Alliance.  Imagent is an intravenous contrast agent for use with ultrasound imaging equipment to improve visualization of blood vessels for better diagnosis of disease and assessment of organ function.  Imagent consists of perfluorochemical-based “microbubbles” that are highly echogenic (reflect ultrasound signals strongly) in the bloodstream, thereby significantly enhancing ultrasound images.  We also entered into a number of agreements related to that acquisition.  Included in the purchase were an FDA-approved manufacturing facility, the marketing, manufacturing and supporting infrastructure for the product and an intellectual property portfolio of approximately thirty patents in the area of ultrasound imaging.

Intangible assets resulting from the acquisition of the Imagent business are estimated by management based on the fair value of the assets received.  These intangible assets consist entirely of purchased technology.  Purchased Technology related to the Imagent business is amortized on a straight-line basis over the estimated remaining life equal to twelve years.  Purchased Technology is stated at cost, less accumulated amortization.

Research and Development

Research and development costs are charged to expense when incurred.

Revenue Recognition and Deferred Revenue

The company recognizes revenue from license agreements ratably over the period of the agreement.  Unamortized revenue is recorded as deferred revenue. Revenue from the Kyosei Agreement is being recognized over ten years.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax basis and financial reporting basis of certain assets and liabilities based upon currently enacted tax rates expected to be in effect when such amounts are realized or settled.

Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding.  Loss per share excludes the impact of outstanding options, warrants and convertible preferred stock as they are antidilutive. Potential common shares excluded from the calculation at December 31, 2001 are 6,519,000 options, 1,149,724 warrants, 1,124,268 shares issuable upon the conversion of Series A and B Preferred Stock and 130,162 shares issuable upon conversion of long-term debt.  Potential common shares excluded from the calculation at December 31, 2002 are 4,535,481 options, 237,431 warrants and 151,819 shares issuable upon the conversion of Series A Preferred Stock.  Potential common shares excluded from the calculation at December 31, 2003 are 7,210,280 options, 377,431 warrants and 193,378 shares issuable upon the conversion of Series A Preferred Stock.  Basic and diluted loss per common share in 2003 includes 1,985,522 shares to be issued upon shareholder approval (see Note 3).

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts payable and accrued expenses approximate fair value because of the short-term nature of these amounts.  The Company’s note payable and lines of credit approximate fair value based on instruments with similar terms.

Stock Options

In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure – an amendment to FASB Statement No. 123 was issued.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25).  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock Based Compensation.  The company adopted the disclosure requirments of SFAS No. 123 effective December 31, 2002.  As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting proscribed in APB No. 25 and, accordingly, does not recognize compensation expense for stock option grants made to employees at an exercise price equal to or in excess of the fair value of the stock a the date of grant.

If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per basic and diluted share would have been changed to the pro forma amount indicated below:

	2001	2002	2003

Net loss, as reported	$(12,666,771)	$(1,649,604)	$(22,773,504)

Add stock based employee compensation expense included in reported net loss	—	988,184	1,245,768

Less total stock-based employee compensation expense determined under the fair value based method for all awards	(11,314,458)	(6,084,842)	(5,771,226)

Pro forma net loss	$(23,981,229)	$(6,746,262)	$(27,298,962)

Basic and diluted loss per common share, as reported	$(1.33)	$(0.16)	$(1.24)

Basis and diluted loss per common share, pro forma	$(2.52)	$(0.66)	$(1.42)

The Company expenses the fair value of stock options granted to nonemployees.  During 2002 and 2003, the Company issued stock options to employees with an exercise price less than the market price on the date of grant.  Accordingly, compensation expense of $1,245,768 has been recorded in 2003 and $988,184 was recorded in 2002.

The pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Copmany has accounted for its stock-based compensation under the fair value method prescribed in SFAS No. 123.  The fair value of the options was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions:

	2001	2002	2003

Weighted average fair value per options granted	$3.64	$1.31	$1.82

Significant assumptions (weighted average)
Risk-free interest rate at grant date	4.8%	2.8%	2.56%
Expected stock price volatility	95.5%	98.0%	98%
Expected option life (years)	5	5	5

Recent Accounting Pronouncements

 In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective as of July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the results of operations or the financial position of the Company.

 In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the results of operations or the financial position of the Company.

 In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, effective for fiscal years ending after December 15, 2002. This rule amends SFAS No. 123 to provide several alternatives for adopting the stock option expense provisions of SFAS No. 123, as well as additional required interim financial statement disclosures. SFAS No. 148 does not require companies to expense stock options in current earnings. The Company has not adopted the provisions of SFAS No. 123 for expensing stock based compensation (see “— Employee stock option and stock purchase plans”); however, the Company has adopted the additional interim disclosure provisions of the statement. The impact of the adoption of SFAS No. 148 did not have a material impact on the results of operations or the financial position of the Company.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 eliminates Emerging Issues Task Force, or EITF, Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, as opposed to being recognized at the date of entity’s commitment to an exit plan under EITF No. 94-3.  Examples of costs covered by the standard include lease termination cost and certain employee severance costs that are associated with a restructuring; discontinued operation, plant closing or other exit or disposal activity.  Furthermore, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liabilities. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002.  During 2003 the Company recognized $136,947 of restructuring costs for lease termination and restructuring associated with the closure of its Pennsylvania facility and move to the Alliance facility in San Diego, CA.

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” which was originally effective on July 1, 2003. In December 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to March 31, 2004 for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003. The Company has completed its evaluation of the provisions of FIN 46 and does not have any significant interests in variable interest entities. Accordingly, the adoption of FIN 46 did not have a material impact on the results of operations or the financial position of the Company.

In November 2002, the FASB issued Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002 and did not have a material impact on the Company.

2.             Recapitalization and Merger

On May 16, 1997, MT Financial Group, Inc. (an inactive public company), through its wholly owned subsidiary, effected a reverse merger with Photogen, Inc. (“Photogen”), successor to Photogen, L.L.C.  Photogen, L.L.C. was formed on September 10, 1996 and commenced operations November 3, 1996.  Photogen, L.L.C. was formed to develop proprietary laser-based technologies related to photodynamic therapy.  Legally, Photogen was a wholly owned subsidiary of Photogen Technologies, Inc. (formerly known as MT Financial Group, Inc.), which is, as of February 5, 2004, now known as IMCOR Pharmaceutical Co.

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

3.             Purchased Technology

On June 18, 2003, the Company acquired the medical imaging business including Imagent® (perflexane lipid microspheres), an FDA-approved product, of Alliance Pharmaceutical Corp.  The Company’s financial statements include the results of operations for the Purchased Technology from the closing date of the transaction, June 18, 2003, through the end of the reporting period

Included in the purchase were an FDA-approved manufacturing facility, the marketing, manufacturing and supporting infrastructure for the product, and an intellectual property portfolio of approximately thirty patents in the area of ultrasound imaging.  Imagent has been approved for marketing by the FDA for use in patients with sub optimal echocardiograms to opacify the left ventricle and thereby improve visualization of the main pumping chamber of the heart, and to improve delineation of the endocardial borders of the heart.  As a result, ultrasound with Imagent may better distinguish normal and abnormal heart structure and function - two critical indicators of cardiac health.  Echocardiography is the most widely used imaging modality for the diagnosis of heart disease, the leading cause of death in the U.S.  The attractiveness of the ultrasound imaging market potential together with the acquisition of an approved product and an extensive intellectual property portfolio were fundamental reasons for the acquisition and primary determinants of the purchase price.

The Purchased Technology acquisition costs and allocation to the assets acquired and liabilities assumed including adjustments in the third and fourth quarters 2003 is as follows:

Summary of Purchase Transaction:
Fair value of common stock issued	$5,583,268
Fair value of common stock to be issued	5,043,226
Cash advances in prior year applied	1,255,000
Net current year cash advances applied	2,763,052
Cash paid at closing	669,117
Direct current year payments to vendors on behalf of Alliance	388,387
Acquisition costs	1,254,205
Purchase Price	$16,956,255

Fair Value of Assets Acquired and Liabilities Assumed:
Property, plant & equipment	$7,240,145
Purchased technology	15,638,146
Assumption of debt to Xmark	(2,500,000)
Assumption of certain Alliance liabilities	(3,422,036)
Fair Value of Assets Acquired	$16,956,255

At the closing, the Company paid approximately $669,000 in cash and delivered 2,198,137 shares of its common stock.  In addition to bridge financing the Company provided to Alliance before the closing, its purchase of a $1,250,000 interest in Alliance’s obligations to two of its creditors, Xmark Fund, Ltd. and Xmark Fund, L.P. (collectively “Xmark”), and its assumption of specified Alliance operating liabilities related to Imagent, the Company is obligated to pay, at various times between 90 and 365 days after the closing, (i) an aggregate of $2,500,000 to Xmark, (ii) subject to reaching satisfactory agreements with certain Alliance secured and unsecured creditors, an aggregate amount of up to $3,304,793 to creditors other than Xmark and (iii) subject to stockholder approval, deliver an aggregate of approximately 1,985,522 shares of its common stock.  On February 5, 2004, the shareholders approved the issuance of the additional shares of common stock.

We are currently in default under obligations to pay $775,000 to creditors of Alliance Pharmaceutical Co. in connection with our acquisition of Imagent and we are in default under an equipment lease and the lessor has demanded approximately $787,000.  We also have not registered the resale of shares we issued in connection with that acquisition, which in some cases is a condition to the effectiveness of agreements to release us from any claims by the Alliance creditor.

The Company must also pay Alliance further consideration in the form of an earn out based on Imagent revenue, subject to certain reductions, after the closing and through June 2010.  This earn out equals, for each year of the earn out:  7.5% of Imagent revenue up to $20,000,000; 10% of Imagent revenue between $20,000,000 and $30,000,000; 15% of Imagent revenue between $30,000,000 and $40,000,000; and 20% of Imagent revenue above $40,000,000.  The earn out will be reduced by amounts the Company pays pursuant to a license agreement with Schering Aktiengesellschaft (“Schering”), net of payments received from Schering under the license, and amounts of any indemnification claims the Company has against Alliance.  The earn out is subject to three additional offsets (which are to be applied in the manner described in the Asset Purchase Agreement dated as of June 10, 2003 with Alliance) that entitle the Company to retain portions of the earn out otherwise payable to Alliance.  Due to the absence of current or expected revenue from Imagent, management is not able to, and has not, included the present value of future estimated earn out payments in determination of the consideration paid in the acquisition.  Future royalty obligations will be expensed in the period reasonably estimatable.

Intangible assets resulting from the acquisition of the Imagent business are estimated by management based on the fair value of the assets received.  These intangible assets consist entirely of purchased technology.  Purchased Technology related to the Imagent business is amortized on a straight-line basis over the estimated remaining life equal to twelve years.  Purchased Technology is stated at cost, less accumulated amortization.

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

Below is supplemental unaudited pro forma information that discloses the results of operations for the Purchased Technology for the current three and twelve month periods ending December 31, 2003, as well as the corresponding periods for the preceding year ending December 31, 2002.  The pro forma information is as if the acquisition had been completed as of the beginning of the periods presented.  The unaudited pro forma information give effect to actual operating results prior to the acquisition, adjusted to include the unaudited pro forma effect of amortization of intangibles and weighted shares outstanding:

	Pro Forma
	12 Months ended Dec 31, 2003	12 Months ended Dec 31, 2002
Expenses:
Research & development	$7,030,978	$14,002,984
Sales, general and administrative	16,387,260	10,399,159
Restructuring charge	—	807,483
Total Expenses	23,418,238	25,209,626
Loss from joint venture	(5,389,338)	(3,452,837)
Investment income	7,394	1,563
Interest expense	(483,167)	(418,466)
Loss from continuing operations	(29,283,349)	(29,079,366)
Discontinued operations – net	—	10,283,322
Net income (Loss)	$(29,283,349)	$(18,796,044)
Dividends on Preferred Stock	(1,066,280)	(1,997,723)
Net income (loss) applicable to common shareholder	(30,349,629)	(20,793,767)
Pro forma net income (loss) per share	$(1.58)	$(1.45)
Weighted average number of common shares outstanding – basic and diluted	19,265,599	14,371,265

This unauditted pro forma information is not necessarily indicative of the actual results that would have been achieved had the Purchased Technology been acquired the first day of the Company’s twelve-month periods, nor is it necessarily indicative of future results.

4.             Joint Venture/Investment in Affiliate

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

Elan granted the Company a line of credit of $4,806,000 to be used by the Company to fund its portion of Sentigen’s research and development.  Principal and interest under the line of credit, if any, become due and payable in 2005 or, at the option of Elan, can be converted into the Company’s common stock at $72.60 per share.  Any borrowings under the line of credit would bear interest at 8%.  At December 31, 2001, borrowings on this line of credit were $2,314,005 and accrued interest was $48,429.  During 2002, the Company borrowed an additional $532,905 and incurred additional accrued interest of $187,148.  On November 12, 2002, the total borrowings of $2,846,910 and accrued interest of $235,577 were converted to common stock at a conversion price of $24 per share and the line of credit was cancelled.  A beneficial conversion amount of $206,348 was recorded as a result of the decrease in the original conversion price.

In connection with the joint venture agreement, Elan also purchased 115,385 shares of the Company’s common stock for $6,000,000.  The total cash proceeds from the equity issuance to Elan of $18,015,000 were allocated to the common stock, preferred stock and the warrants.  If in the Company's next third-party offering after the issuance of the Series A Preferred, it sells common stock at a price less than $52 per share, the Company must issue additional shares to Elan so that Elan's overall price for its common stock equals the effective price in that third-party offering.  During 2001, the Company issued 190,857 shares of common stock to satisfy this requirement.  Additionally, proceeds received under the line of credit amounting to $4,806,000 was allocated to common stock upon conversion.

Elan has substantive participating rights in Sentigen, including the requirement for approval of the business plan and budgets and equal representation on the management committee which decides all day-to-day functions.  As a result, the Company’s investment in Sentigen is recorded under the equity method.

Following is summarized unaudited financial information for Sentigen at December 31, 2002 and 2003 and for the years then ended:

	2002	2003

Cash	$410	$410
License purchased from Elan, net of amortization and impairment of $4,701,693 and $11,429,357 respectively	10,298,907	3,570,643

Total assets	$10,299,317	$3,571,053

Due to affiliates	$378,099	$378,099

Total shareholders’ equity	9,921,218	3,192,954

Total liabilities and equity	$10,299,317	$3,571,053

Research and development expense	$823,409	$—
General and administrative expense	18,329	—
Amortization of license	978,264	978,264
Impairment of license	2,500,000	5,750,000

Net loss	$(4,320,002)	$(6,728,264)

We are developing N1177 with affiliates of Elan through a joint venture called Sentigen, Ltd..  Our goal is to demonstrate that the use of N1177 will enable physicians to precisely locate tumorous nodes by first injecting the material in the vicinity of the tumor and then taking an image (picture) using a CT device.

We plan to commence Phase 2 clinical studies for detection of cancer metastasis in lymph nodes in patients with cervical cancer, subject to the availability of sufficient capital.  In this patient population, studies document an increase in survival when lymph nodes containing cancer are removed.  Tumor identification by CT imaging will be correlated to the results of biopsy results from patients undergoing surgery to demonstrate effectiveness in locating nodes and identifying those with cancer in them.

5.         Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31, 2002 and 2003:

December 31,	2002	2003

Leasehold improvements	$33,131	$5,527,738
Furniture, fixtures and equipment	17,520	1,762,913
Total	50,651	7,290,651
Accumulated depreciation and amortization	(14,651)	(996,091)
Property, plant and equipment, net	$36,000	$6,294,560

Maintenance and repairs are charged to operations as incurred.  When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

Depreciation and amortization expense on property, plant and equipment amounted to $400,525, $329,653, and $981,440 during 2001, 2002 and 2003, respectively and $2,517,130 for the period from inception to December 31, 2003.

6.         Accruals

Accrued expenses consist of the following:

December 31,	2002	2003

Alliance liabilities assumed from acquisition	$—	$2,530,434
New Hope office abandonment provision	—	136,947
Accrued general trade payables	—	291,908
Payroll liabilities	34,132	322,503

	$34,132	$3,281,792

7.             Commitments and Contingencies

 Leases: The Company has leased its facilities and certain equipment under non-cancelable operating leases, which expire at various times through 2008.  The leases require the Company to pay for all maintenance, insurance and property taxes.

On August 31, 2003, the Company closed its Pennsylvania corporate headquarters and transferred its headquarters to its Imagent facility in San Diego, California.    At December 31, 2003, the remaining obligation under the lease amounts to $136,947.

The Company also has an operating lease for laboratory equipment which expires during 2004.  During 2001, the Company determined that equipment leased by the Company under this operating lease would no longer be used by the Company in its research.  As a result, in 2001, the Company recorded a provision for all future lease payments of $1,264,208.  At December 31, 2003, $786,884 remains to be paid.  Minimum future rental payments under these leases are as follows:

Year ending December 31,	Operating Leases
2004	$1,455,180
2005	979,944
2006	920,625
2007	877,514
2008	147,081
Total minimum lease payments	$4,380,344

Total rental expense charged to operations for the years ended December 31, 2001, 2002, and 2003 aggregated approximately $358,000, $227,000, and $984,945, respectively.

 License Agreements: In September 1997, Alliance entered into the Schering License Agreement, which provided Schering with worldwide exclusive marketing and manufacturing rights, drug compositions, and medical devices and systems related to perfluorocarbon ultrasound imaging products, including Imagent.  In February 2002, the agreement with Schering was modified to give Alliance exclusive rights to market the product in the U.S. for cardiology indications for a five-year period, with Schering to be paid a nominal royalty on such sales.  At the expiration of the five-year period, Alliance had the option to acquire all of Schering’s rights to the product on a worldwide basis or, alternatively, to allow Schering the opportunity to obtain co-promotion rights along with Alliance.  The rights Alliance had under the Schering License Agreement were transferred to IMCOR at the consummation of its acquisition of the Imagent Business.

Concurrent with the restructuring of the Schering agreement in 2002, Alliance entered into a five-year exclusive agreement with Cardinal Health, Inc. (“Cardinal”) to assist the marketing of Imagent.  Under the agreement, Cardinal will perform certain packaging, distribution, and sales services for Alliance under a fee-for-service arrangement.  IMCOR assumed the Cardinal agreement from Alliance at the consummation of the Imagent acquisition.

Litigation:On June 18, 2003, we filed a complaint against Amersham Health, Inc. and two other Amersham affiliates alleging that certain Amersham products infringe on claims in our patents covering Imagent.   The case is captioned as Photogen Technologies, Inc. and Alliance Pharmaceutical Corp. v. Amersham Health Inc. et. al., Civil Action No. 03CV2853(SRC), in the United States District Court for the District of New Jersey.  Our complaint alleges that principally through their Optison® product, Amersham Health Inc. and related Amersham entities infringe on seven patents owned by us.  We are also seeking a declaration that the claims of fourteen Amersham patents are invalid and are not infringed by our Imagent product.  Alliance, the party from whom we recently acquired the Imagent product, is also a plaintiff in the suit.  We are seeking damages, an injunction against Amersham, a declaratory judgment and other relief.

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

8.             Secured Debt

Notes payable – At the closing of the Technology Purchase, the Company issued to Xmark promissory notes in the total principal amount of $2,500,000.  The notes were payable in two equal installments on August 5 and November 3, 2003 or (if sooner) at the time the Company completed a financing of at least $18,000,000 of gross proceeds and bear interest at 3% over the prime rate.  Interest is payable in shares of common stock.

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

The Company defaulted on the principal payment due to Xmark on August 5, 2003 and Xmark delivered a notice stating that it was accelerating all amounts due under the notes.  On August 18, 2003, the Company and Xmark executed a Letter Agreement pursuant to which the Company made an immediate payment of $1,250,000 and Xmark rescinded the default notice.  In addition, as part of the Letter Agreement:

•      The Company has the right to extend the November 3, 2003 payment due date monthly until April 3, 2004 for a fee (and not as a reduction of any amounts due and owing under the promissory notes) ranging from $50,000 to $100,000 per month.  The Company has been exercising its right to extend the November 3, 2003 payment.

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

Lines of Credit – To obtain funds for operations and certain cash payments related to the Technology Purchase, the Company issued $11,417,000 in notes, of which $4,160,000 are Revolving Convertible Senior Secured Promissory Notes (“Revolving Notes”) and the balances are non-convertible (“Demand Notes”) (collectively, the “Promissory Notes”) to three institutional investors (“Investors”).  The Promissory Notes are secured by a first priority security interest on all the Company’s assets (but as to the lien on Imagent related assets, the lien is subordinate to the security interest held by Xmark see Notes 3, 8 and 9), bear interest at 7.25% per annum, compounded monthly, and were due on the earlier of August 5, 2003 (in the case of the Revolving Notes) or are due upon demand (in the case of the Demand Notes) or are due upon the occurrence of an “acceleration event” (in the case of all Promissory Notes).  All principal and interest under the Revolving Notes was to convert into the Company’s common stock upon completion of a qualified financing that closes before August 5, 2003 at the same price and on the same terms as are in effect for the other investors in the qualified financing; and the Investors will have the same rights, benefits and obligations as other investors in that financing.  No such financing had occurred as of August 5, 2003.  The acceleration events include a breach of the Company’s obligations or representations under a security agreement in favor of the Investors; if the Company files for bankruptcy protection or similar events occur indicating insolvency; if the Company liquidates, or if the Company incurs any debt senior or pari passu to the debt of the Investors.

The Company defaulted on $4,160,000 of its Revolving Notes due to the Investors on August 5, 2003.  The Investors have not asserted any of their rights under the default provisions of the Revolving Notes and (although under no obligation to do so) have continued to advance capital, pursuant to the Demand Notes, to the Company.  All other terms and conditions of these Revolving Notes remain unchanged.

9.             Stockholders’ Equity Transactions and Puttable Shares

(a)  The Company applies the recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and applies the fair value-baseed method of accounting for stock options issued to nonemployees, .  The Company has issued options and warrants in exchange for consulting services rendered.  The Company issued 10,000 options in 1998, 2,500 options and 125,500 warrants in 1999, 5,250 options and 128,750 warrants in 2000, 7,500 options in 2001, 200,000 warrants in 2002 and 10,000 options in 2003 to nonemployees.   During 2002 the Company issued 190,000 warrants to vest upon achievement of certain milestones.  As of December 31, 2003 the warrants are unvested and no expense has been recognized.   As the fair market value of these services was not readily determinable, these services were valued based on the fair market value of the options and warrants issued, determined using the Black-Scholes option pricing model (see Note 1).   Fair market value for options and warrants issued for consulting services were determined to be $3.08 in 2001, $1.01 to $1.81 in 2002 and $1.60 in 2003.  Consulting costs charged to operations were $825,092 in 2001, $395,870 in 2002 and $16,521 in 2003.  In 2002, the Company also issued 390,556 options in settlement of a lawsuit associated with restructuring costs.  The value of these options under the Black-Scholes option pricing model was $806,415 which was recorded as restructuring charges in 2002.

(b)  Series A Preferred Stock – In October 1999 the Company issued 12,015 shares of preferred stock as Series A Preferred Stock (“Series A Preferred”).  For the first six years from issuance, the preferred stock has a mandatory dividend of 7%.  Such dividends are cumulative and compound on a semiannual basis and are payable semiannually solely by the issuance of additional preferred Series A stock.  The Company has a deficit and, as a result, the dividends have been recorded against paid-in capital.    In accordance with the provisions of the agreement, the Company issued additional preferred shares of 841 in 2000 in settlement of dividend requirements.  Therefore, at December 31, 2003, there were 12,856 shares of Series A Preferred outstanding.  The Company has accrued and will issue 193,378 preferred shares in fulfillment of the 2001, 2002 and 2003 dividend requirements.  The Series A Preferred shall rank senior to any future series of preferred stock unless the majority of the Series A shareholders agree to rank pari passu with any future issuances.  The liquidation preference is $1,000 per share.  The Series A Preferred is convertible, after two years but before six years from issuance, into common stock of the Company with an   initial conversion price of $84.68.  The conversion price is subject to adjustment for certain dilutive events.  Alternatively, the holder of the Series A Preferred can elect to exchange the Series A preferred shares for the number of shares in Sentigen which would allow the Series A holder to then own a total of 50% of Sentigen.  The Series A holder is currently the minority shareholder in Sentigen.  The exchange right is not available for any shares which have been converted to common stock.  The exchange right terminates six years from the issuance of the Series A Preferred.

The holder of Series A Preferred is only entitled to vote on matters that adversely affect or change the rights of holders of Series A Preferred and does not have the right to vote on the election of directors of the Company. The holder of Series A Preferred also had a preemptive right until October 2003 to participate in any offering of the Company.

(c)  Series B Preferred Stock - In February 2000, the Company completed a private placement of its Series B Convertible Preferred Stock (“Series B Preferred”). The Company received cash proceeds, net of related expenses, of $5,276,340 in exchange for 337,056 shares of the Series B Preferred. The Series B Preferred had an annual dividend rate of 6%. In accordance with the provisions of the agreement, the Company issued additional preferred shares of 20,224 in 2001 and 40,194 in 2002 in settlement of dividend requirements.

In conjunction with the financing on November 12, 2002 all of the Series B Preferred was converted into common stock.  In exchange for this conversion, the then conversion ratio of 0.36175 was changed to 1.0625.  As a result, the Series B Preferred was converted into 422,316 shares of common stock and a beneficial conversion amount of $668,464 has been recorded.  The Series B Preferred is no longer outstanding, nor is there any liquidation preference associated with the Series B Preferred.

(d)  Common Stock - The Company is subject to six sets of registration rights agreements covering an aggregate of approximately 15,028,000 shares of the Company’s common stock, options and warrants that have vested covering the Company’s common stock, its common stock issued/issuable pursuant to the acquisition of the Imagent Business (including shares issued/issuable to Xmark) and common stock issuable upon conversion of the Company’s Series A Preferred. Excluded from this total are shares of common stock issuable pursuant to the Company’s Revolving Convertible Senior Secured Promissory Notes as this conversion rate is dependant upon the pricing of the Company’s next Qualified Equity Financing, as defined in the terms of the notes.   All of the agreements contain piggyback registration rights and two contain demand registration rights upon the occurrence of certain events and subject to various terms and conditions. Of the 15,028,000 shares, 4,502,000 shares are entitled to piggyback registration only, 50,000 shares are entitled to both demand and piggyback registration and 10,244,000 shares will be registered by the Company within the time frames set forth in the respective registration agreements.  Warrants that have vested covering 187,431 shares of the Company’s common stock have weighted average anti-dilution rights.

On March 13, 1998, the Company completed a private placement of 218,755 shares of common stock for $32 per share to a number of accredited investors.  The Company received $6,950,000, net of related expenses of approximately $50,000 from this offering.

On February 9, 2001, the Company’s shelf registration on Form S-3 was declared effective.  Under the shelf registration, the Company could have issued up to $40,000,000 of common stock.  As of December 31, 2002, 173,872 shares had been issued under the shelf registration for cash proceeds of $1,068,723, net of related expenses of $56,252.  The Company’s registration statement is no longer effective.

As of April 2, 2001, the Company no longer met the eligibility requirements to continue selling shares under the S-3.  Prior to realizing it was ineligible to continue using the S-3, the Company sold 124,627 shares of common stock for $650,000.  Through June 2003, this amount had been reclassified from permanent equity to mezzanine equity as the Company could be required to repay a portion of this amount to the purchaser.  In the second quarter of 2003 the Company recognized in permanent equity the issuance of these shares.

On November 12, 2002, the Company completed a private placement of 8,333,334 shares of common stock for $1.08 per share to a number of accredited investors.  The Company received proceeds of $8,677,000, net of related expenses of $387,000.  Proceeds included cash of $6,113,000 and the conversion of a credit facility with an entity controlled by a then director of the Company with borrowings of $2,500,000 which converted into 2,314,815 shares of common stock.

In December 2002, the Company completed a second closing of the November 12, 2002 private placement in which 2,804,539 shares of common stock were sold for $1.08 per share for gross proceeds of $3,028,902.

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

Pursuant to a Standstill and Make Whole Agreement dated as of December 30, 2002 with Xmark, secured creditors of Alliance, the Company issued a total of 750,000 shares to Xmark in January through March 2003.  Xmark agreed to not exercise any rights against Alliance as a creditor.  The value of these shares was treated as an expense at fair market value amounting to $1,173,750.

On May 2, 2003, the Company executed a Going Forward Agreement with Xmark that provided, among other things, for the issuance of shares of the Company’s common stock upon the acquisition of the Purchased Technology as payment for interest owed by Alliance to Xmark.  On June 18, 2003, the Company issued 2,198,137 shares of its common stock to certain creditors of Alliance, including 1,056,144 shares to Xmark pursuant to the Going Forward Agreement, as partial consideration for the Technology Purchase.  Following approval by shareholders, the Company will issue an additional approximately 1,985,522 shares to certain other creditors as part of the Purchased Technology.  The value of these shares was treated as acquisition consideration at fair market value (see Note 3).  Such approval was obtained at the Company’s shareholder meeting held on February 5, 2004.

On May 27, 2003 the Company issued 11,250 shares of its Common Stock to Xmark as a penalty for failure to timely register certain shares held by Xmark. The value of these shares was treated as an expense at fair market value amounting to $25,200.

On July 31, 2003 the Company issued 82,977 shares of its Common Stock to Xmark for interest and penalties, including the failure to timely register certain shares of its Common Stock held by Xmark as of that date.  The value of these shares was treated as an expense at fair market value amounting to $158,987.

On September 2, 2003, pursuant to a Letter Agreement dated as of August 18, 2003 with Xmark, the Company issued 26,248 shares of its Common Stock to Xmark for the failure to timely register certain shares of its Common Stock held by Xmark as of that date.  The value of these shares was treated as an expense at fair market value amounting to $28,085.

Total shares issued to Xmark as a result of the agreements noted above are 1,926,619.  In addition, an aggregate of 43,048 shares of the Company’s Common Stock are issuable to Xmark for payment of accrued interest.  Xmark has a put right for all these shares that would, under certain circumstances, require the Company to purchase the shares from Xmark at a price of $1.00 per share.  As a result, $1,969,668 has been classified as mezzanine equity at December 31, 2003.

During 2003, in addition to the above issuances, the Company issued an aggregate of 140,094 shares pursuant to several factors including cash, compensation for service and cashless exercise of stock options.

10.          Stock Incentive Plans and Warrants

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

•    The 2000 Senior Executive Long-Term Incentive Compensation Plan, which provides for the granting of up to 1,000,000 stock options to senior executives.  Options exercised under this plan contain certain registration rights.

Options granted under these plans may be either “incentive stock options” within the meaning of Section 422A of the Internal Revenue Code, or nonqualified options.  In 2003, 1,050,000 options were issued outside of the option plans in a grant to an executive officer subject to the approval of shareholders.  Shareholders representing more than fifty percent of the Company’s outstanding stock have agreed to approve this option grant.  In 2002, the Company issued 358,000 options outside of the option plans as settlement of certain obligations; these were fully expensed in 2002.

 The stock options are exercisable over a period determined by the Board of Directors (through its Compensation Committee), but generally no longer than 10 years after the date they are granted.

Information with respect to the plans follows:

Year ended December 31,	2001	2002	2003

Options outstanding at beginning of year	1,411,000	1,629,750	4,535,481
Options granted	218,750	2,914,356	2,930,250
Options forfeited	—	(8,625)	(255,451)

Options outstanding at end of year	1,629,750	4,535,481	7,210,280

Option prices per share granted	$4.56 - 21.24	$1.08 - 4.20	$0.93 - $2.05

Weighted average exercise price
Options granted	$8.12	$1.14	$1.19
Options granted at less than market price	—	1.08	1.19
Options granted at the market price	8.12	1.55	1.21
Options forfeited	—	18.41	0.93
Options outstanding at end of year	37.16	14.05	9.72
Options exercisable at end of year	43.04	19.85	19.74
Number of shares exercisable	458,333	2,057,208	3,077,577

In 2003 all stock options granted, except for 40,000 options granted to directors and a consultant, were granted to employees at an exercise price less than the market value at grant date.  The weighted average fair value of the options issued below market is $1.83.

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at Dec 31, 2003	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Outstanding at Dec 31, 2003	Weighted Average Exercise Price

$0.93 - $1.08	3,354,597	$1.08	8.32	1,212,425	$1.08
$1.09 - $4.56	2,281,431	$1.36	9.24	433,057	$1.79
$4.57 - $11.00	539,128	$10.17	5.56	397,471	$10.18
$11.01 - $27.50	13,125	$23.04	2.87	13,125	$23.04
$27.51 - $53.00	269,499	$34.13	6.45	268,999	$34.10
$53.01 - $60.25	752,500	$60.00	6.38	752,500	$60.00
Total	7,210,280	$9.27	8.12	3,077,577	$19.74

Information with respect to the warrants follows:

Year ended December 31,	2001	2002	2003

Warrants outstanding at beginning of year	287,431	287,431	427,431
Warrants granted	—	390,000	—
Warrants exercised	—	—	(50,000)
Warrants forfeited	—	(250,000)	—

Warrants outstanding at end of year	287,431	427,431	377,431

Warrant prices per share outstanding	$37.80-84.68	$1.08-84.68	$1.08-84.68

Weighted average exercise price
Warrants granted	$—	$1.78	$—
Warrants forfeited	$—	$37.80	$—
Warrants outstanding at end of year	$43.08	$7.94	$8.84
Warrants exercisable at end of year	$43.08	$12.27	$15.25
Number of warrants exercisable	287,431	237,431	187,431

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding at Dec 31, 2003	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Outstanding at Dec 31, 2003	Weighted Average Exercise Price

$1.08 - 2.52	340,000	$1.78	4.5	150,000	$1.08
$44.20 - 47.78	12,431	$46.67	3.8	12,431	$46.67
$84.68	25,000	$84.68	1.7	25,000	$84.68

As of December 31, 2003, the 1998 Long-Term Incentive Compensation Plan had options outstanding for 490,500 shares with 9,500 shares remaining available, under the 2000 Long-Term Incentive Compensation Plan, options were outstanding for 4,299,220 shares with 269,530 shares remaining available, and under the 2000 Senior Executive Long-Term Incentive Compensation Plan options were outstanding for 1,000,000 shares with zero shares remaining available.

11.          Dividends

Dividends are comprised of the following:

Year ended December 31,	2001	2002	2003
Accrual of dividend on Series A Convertible Preferred	$930,090	$996,335	$1,066,280
Deemed dividend associated with beneficial conversion feature of Series A Convertible Preferred	391,154	—	—
Accrual of dividend on Series B Convertible Preferred	359,292	332,924	—
Deemed dividend associated with beneficial conversion feature of Series B Convertible Preferred	1,263,219	—	—
Deemed dividend associated with beneficial conversion of Series B Convertible Preferred to Common Stock	—	668,464	—
Total	$2,943,755	$1,997,723	$1,066,280

12.          Restructuring

In 2003, the Company closed its Pennsylvania corporate headquarters and transferred its headquarters to its Imagent facility in San Diego, California.  The Company recorded a charge of $244,459 in the third quarter ($199,529 for remaining lease payments for the office , $12,103 for certain remaining equipment leases and $32,827 to write off certain leasehold improvements) related to the closing of the office.  At December 31, 2003, the remaining obligation under the lease amounts to $136,947.

In 2000, the Company recorded a restructuring charge of $597,025, included in operating expenses, relating to the closure of its operations in Westborough, Massachusetts.  The restructuring charge includes accruals related to estimated lease termination costs and accruals related to employee severance and related expenses in connection with their termination.  All employees at the Westborough facility were terminated.  The activities previously performed at the Westborough facility were continued at other company locations or with outside consultants.  In 2002, the Company recorded an additional restructuring charge related to an additional termination costs for one of the Westborough employees.  As of December 31, 2002, all restructuring costs have been settled.

13.          Income Taxes

In 2002, the Company had taxable income due to the gain from the split-off of the therapeutic business.  This resulted in current income tax expense of approximately $2,300,000 which was completely off-set by net operating losses.

The Company has not recorded an income tax benefit for net operating losses remaining of approximately $29,500,000 primarily expiring in 2018 through 2022, or for equity losses in affiliate of approximately $12,000,000.  The Company is in the development stage and realization of the losses is not considered more likely than not.  An income tax valuation allowance has been provided for the deferred tax assets related to the net operating loss carryforwards and the losses in affiliate.

A portion of the net operating loss carryforwards will not remain with the Company as a result of the split-off of the therapeutic business.  However, the amount of these net operating losses is not known.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating losses could be limited in the event of cumulative changes in ownership of more than 50%. However, the Company does not believe such limitation will have a material effect upon the Company’s ability to utilize the carryforwards.

14.          Selected QuarterlyFinancial Data (Unaudited)

Summarized quarterly financial data for 2003 and 2002 is as follows:

	Quarter
2003	First	Second	Third	Fourth

Operating expenses(a)	$4,749,521	$2,536,510	$4,868,947	$4,753,415
Loss from continuing operations(b)	(4,940,896)	(7,389,855)	(5,261,431)	(5,181,322)
Net income (loss)	(4,940,896)	(7,389,855)	(5,261,431)	(5,181,322)
Basic and diluted loss per share from continuing operations	(0.30)	(0.42)	(0.25)	(0.24)
Basic and diluted income (loss) per share	(0.31)	(0.44)	(0.26)	(0.25)

	Quarter
2002	First	Second	Third	Fourth

Operating expenses(a)	$1,208,285	$906,957	$1,218,083	$2,732,138
Loss from continuing operations(b)	(1,813,246)	(1,341,652)	(1,594,897)	(5,185,408)
Income (loss) from discontinued operations(c)	(502,449)	(544,657)	(244,719)	11,575,147
Net income (loss)	(2,315,695)	(1,886,309)	(1,839,616)	6,389,739
Basic and diluted loss per share from continuing operations	(0.23)	(0.17)	(0.20)	(0.51)
Basic and diluted income (loss) per share from discontinued operations	(0.05)	(0.06)	(0.03)	0.96
Basic and diluted income (loss) per share	(0.28)	(0.23)	(0.23)	0.45

(a)    Earnings (loss) per share calculations for each of the quarters are based on the weighted average shares outstanding for each period.  The sum of the quarters may not necessarily be equal to the full year earnings per share amounts.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

The primary market risk that could impact us is the fluctuation in interest rates related to our investments in Government bonds, if any.  As our investments all have short-term maturities, the investment return reflects the current market rates.  To date, we have not engaged in any derivative or hedging activities.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 14, 2003 BDO Seidman, LLP informed IMCOR that they were declining to stand for re-election as IMCOR’s auditors.  IMCOR’s Board of Directors did not believe that it was necessary to take any action in response to BDO Seidman, LLP’s decision not to stand for re-election and accordingly did not recommend or approve this decision.

On November 18, 2003, IMCOR’s Board of Directors, upon recommendation of the Audit Committee, engaged Moss Adams LLP as independent auditor, replacing BDO Seidman, LLP.

BDO Seidman, LLP’s reports on IMCOR’s financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles other than a qualification related to the entity’s ability to continue as going concern.

During IMCOR’s two most recent fiscal years and through the date of BDO Seidman, LLP’s declination to stand for re-election, there were no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to BDO Seidman, LLP’s satisfaction, would have caused BDO Seidman, LLP to make reference to the subject matter in connection with its report of the financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-B.

BDO Seidman has stated its agreement with the above statements in its letter to IMCOR dated November 18, 2003.

ITEM 8A. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are defined by the SEC as those controls and other procedures that are designed to ensure that information required to be disclosed in the company’s filings under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The company’s Chief Executive Officer and Chief Financial Officer have evaluated the company’s disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-KSB and have determined that such disclosure controls and procedures are effective.

Subsequent to the company’s evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies over financial reporting and material weaknesses.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by Item 9 is incorporated by reference to the information under the captions “Directors, Executive Officers, Promoters and Control Persons; and Compliance with Section 16(a) of the Exchange Act” in our definitive proxy statement for the 2004 annual meeting of stockholders.

As of December 31, 2003, we have not adopted a Code of Ethics for financial executives, which include our Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

We are in the infancy stages of our business operations and have not had resources available or all principal executives in place to properly design and adopt a code of ethics.  In addition, during fiscal year 2003, our resources and operations were substantially constrained due to the lack of operating capital. We currently have approximately 30 employees, of which only three are either a principal executive or financial officer, and have reduced our overhead expenses in order to operate within the constraints of our limited revenues and capital.  Because of our small staff, the involvement of management and the Board of Directors in the business and operations of the Company, and the internal policies of the Company, we have not adopted a separate code of ethics for principal executive and financial officers.

We will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

ITEM 10. EXECUTIVE COMPENSATION.

The information required by Item 10 is incorporated by reference to the information under the caption “Executive Compensation” in our definitive proxy statement for the 2004 annual meeting of stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 11 is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2004 annual meeting of stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 12 is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2004 annual meeting of stockholders.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)           Exhibits

The following is a list of exhibits filed as part of this Form 10-KSB. Exhibits that were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filings is indicated in parentheses.

EXHIBIT NO.	DESCRIPTION

+2.1

Asset Purchase Agreement dated as of June 10, 2003 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Alliance Pharmaceutical Corp. (Filed as Exhibit 2.1 to the company’s Form 8-K dated June 20, 2003 and incorporated herein by reference.)

+3.1	Articles of Incorporation of IMCOR Pharmaceutical Co., as amended (Filed as Exhibit E to the company’s Proxy Statement on Form DEFM 14A dated September 12, 2002 and incorporated herein by reference.)

+3.2

Amended and Restated Certificate of Designations, Preferences and Rights of Series A Preferred Stock.  (Filed as Exhibit 3.5 to the company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)

+3.3	Amended and Restated Bylaws of IMCOR Pharmaceutical Co. (Filed as Exhibit C to the company’s Information Statement on Form DEF 14C dated December 23, 2002 and incorporated herein by reference.)

+4.1

Form of Secured Promissory Note by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Xmark Fund, L.P., and Xmark Fund, Ltd. dated June 18, 2003.  (Filed as Exhibit 10.4 to the Company’s 8-K filed on June 20, 2003 and incorporated herein by reference.)

+4.2

Form of Revolving Convertible Senior Secured Promissory Note by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and each of Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Mi3 LP dated June 18, 2003.  (Filed as Exhibit 10.7 to the Company’s 8-K filed on June 20, 2003 and incorporated herein by reference.)

*4.3	Form of Secured Promissory Note by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and each of Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Mi3 LP.

+4.4

Registration Rights Agreement entered into as of November 12, 2002 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Mi3 L.P., Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Tannebaum, LLC.  (Filed as Exhibit D to the company’s Proxy Statement on Form DEFM 14A dated September 12, 2002 and incorporated herein by reference.)

+4.5

Form of Registration Rights Agreement dated as of December 30, 2002 entered into by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.)  and each of Oxford Bioscience Partners IV L.P., MRNA Fund II L.P., DMG Legacy Institutional Fund LLC, DMG Legacy Fund LLC, and DMG Legacy International Ltd.  (Filed as Exhibit 10.7 to the company’s Annual Report on Form 10-K for dated December 31, 2002 and incorporated herein by reference.)

+4.6

Incentive Stock Option Award Agreement entered into by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Taffy J. Williams, Ph.D. dated May 17, 2000.  (Filed as Exhibit 10.4 to the company’s Current Report on Form 8-K dated May 17, 2001 and incorporated herein by reference.)

+4.7

Incentive Stock Option Award Agreement entered into by IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Brooks Boveroux dated August 1, 2000.  (Filed as Exhibit 10.13 to the company’s Annual Report on Form 10-K dated December 31, 2000 and incorporated herein by reference.)

+4.8

Amended Warrant Certificates between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.)  and Farcap Group LLC dated as of January 31, 2003. (Filed as Exhibit 10.15 to the company’s Annual Report on Form 10-K for dated December 31, 2002 and incorporated herein by reference.)

+4.9

Warrant to Purchase Shares of Common Stock dated October 20, 1999 between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Elan International Services, Ltd.  (Filed as Exhibit 10.9 to the company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)

+4.10

Warrant Agreement dated as of November 12, 2002 between Broadmark Capital LLC and IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.).  (Filed as Exhibit 10.27 to the company’s Annual Report on Form 10-K for dated December 31, 2002 and incorporated herein by reference.)

*4.11	Non-Qualified Stock Option Award Agreement dated as of January 14, 2004 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Taffy J. Williams, Ph.D.

+9.1

Voting, Drag-Along and Right of First Refusal Agreement entered into as of November 12, 2002 by and among Robert J. Weinstein, M.D., Stuart P. Levine, Tannebaum, LLC, Mi3 L.P., Oxford Bioscience Partners IV L.P. and MRNA Fund II L.P. (Filed as Exhibit G to the company’s Proxy Statement on Form DEFM 14A dated September 12, 2002 and incorporated herein by reference.)

+10.1	Letter Agreement entered into as of August 29, 2002 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Clinical Regulatory Strategies, LLC (Filed as Exhibit 10.2

to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.)

+10.2

Employment Agreement entered into by and between the company and Brooks Boveroux, dated October 28, 2002.(Filed as Exhibit 10.9 to the company’s Annual Report on Form 10-K for dated December 31, 2002 and incorporated herein by reference.)

+10.3

Form of Indemnification Agreement entered into by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.)  and each Director and Senior Vice President of the company. (Filed as Exhibit 10.13 to the company’s Annual Report on Form 10-K for dated December 31, 2002 and incorporated herein by reference.)

+10.4

Tufts University Sponsored Research Agreement dated August 1, 1999 by and between Photogen, Inc. and Tufts University, a/k/a Trustees of Tufts College.  (Filed as Exhibit 10.3 to the company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)  Confidential portions of this exhibit were redacted.

+10.5

License Agreement effective as of September 30, 1999 between The General Hospital Corporation and Photogen, Inc.  (Filed as Exhibit 10.7 to the company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)  Confidential portions of this exhibit were redacted.

+10.6

Securities Purchase Agreement dated as of October 20, 1999, among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Elan International Services, Ltd.  (Filed as Exhibit 10.8 to the company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)  Confidential portions of this exhibit were redacted.

+10.7

License Agreement dated October 20, 1999 between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Photogen Newco Ltd. and Elan Pharma International Limited.  (Filed as Exhibit 10.13 to the company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)  Confidential portions of this exhibit were redacted.

+10.8

License Agreement dated October 20, 1999 between Elan Pharma International Limited, Photogen Newco Ltd. and IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.). (Filed as Exhibit 10.14 to the company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)  Confidential portions of this exhibit were redacted.

+10.9

Subscription, Joint Development and Operating Agreement dated October 20, 1999 between Elan Pharma International Limited, Elan International Services, Ltd., IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.)  and Photogen Newco Ltd.  (Filed as Exhibit 10.15 to the company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.) Confidential portions of this exhibit were redacted.

+10.10

Equipment Lease between Picker Financial Group, L.L.C. and Photogen, Inc. dated October 25, 1999. (Filed as Exhibit 10.37 to the company’s Annual Report on Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.)

+10.11

Going Forward Agreement dated as of May 2, 2003 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Xmark Fund, L.P., and Xmark Fund, Ltd. (Filed as Exhibit 10.1 to the Company’s 8-K filed on June 20, 2003 and incorporated herein by reference.)

+10.12	Security Agreement dated as of June 18, 2003 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Xmark Fund, L.P. and Xmark Fund, Ltd. (Filed as Exhibit 10.2 to the

Company’s 8-K filed on June 20, 2003 and incorporated herein by reference.)

+10.13

Patent and Trademark Security Agreement dated as of June 18, 2003 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Xmark Fund, L.P., and Xmark Fund, Ltd.  (Filed as Exhibit 10.3 to the Company’s 8-K filed on June 20, 2003 and incorporated herein by reference.)

+10.14

Security Agreement dated as of June 18, 2003 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Mi3 LP.  (Filed as Exhibit 10.5 to the Company’s 8-K filed on June 20, 2003 and incorporated herein by reference.)

+10.15

Patent and Trademark Security Agreement dated as of as of June 18, 2003 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Mi3 LP.  (Filed as Exhibit 10.6 to the Company’s 8-K filed on June 20, 2003 and incorporated herein by reference.)

+10.16

Equipment Lease dated as of June 18, 2003 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Baxter Healthcare Corporation.  (Filed as Exhibit 10.8 to the Company’s 8-K filed on June 20, 2003 and incorporated herein by reference.)

+10.17

Letter Agreement dated as of August 18, 2003 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Xmark Fund, Ltd. and Xmark Fund, L.P. (Filed as Exhibit 10.1 to the Company’s Form 8-K filed on August 20, 2003 and incorporated herein by reference.)

*10.18	Letter Agreement dated June 6, 2003 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Jack DeFranco.

+10.19

Letter Agreement dated July 23, 2003 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Taffy J. Williams, Ph.D. (Filed as Exhibit 10.5 to the company’s Form 10-QSB for the quarter ended September 30, 2003 and incorporated herein by reference).

*10.20	Form of Letter Agreement by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and each outside director.

+10.21

License Agreement dated December 16, 2003 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Kyosei Pharmaceutical Co. Ltd. (Filed as Exhibit 10.1 to the Company’s report on Form 8-K filed on December 18, 2003 and incorporated herein by reference.)  Confidential portions of this exhibit were redacted.

+21	List of subsidiaries of the company (Filed as Exhibit 21 to the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Incorporated by Reference.

* Filed herewith.

(b)           Reports On Form 8-K.

During the quarter ended December 31, 2003 we filed the following reports on Form 8-K:

1.             On October 27, 2003 we filed a Current Report on Form 8-K with respect to disclosure of pro-forma financial information of the company’s acquisition of the medical imaging business of Alliance Pharmaceutical Corp.

2.             On November 18, 2003 we filed a Current Report on Form 8-K with respect to the resignation of BDO Seidman as the company’s independent auditor and the appointment of Moss Adams LLP as the company’s independent auditor.

3.             On November 26, 2003 we filed a Current Report on Form 8-K amending the report of November 18, 2003 to include that the Board of Directors did not believe that it was necessary to take any action in response to BDO Seidman, LLP’s decision not to stand for re-election and accordingly did not recommend or approve this decision.

4.             On December 18, 2003 we filed a Current Report on Form 8-K announcing a License Agreement with Kyosei Pharmaceutical Co. Ltd. (“Kyosei”), a subsidiary of the Sakai Group.  The Agreement gives Kyosei an exclusive license to develop and market Imagent® (perflexane lipid microspheres) for all indications in Japan

ITEM 14.  Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference to the information under the caption “Independent Public Accountants” in our definitive proxy statement for the 2004 annual meeting of shareholders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 13, 2004	IMCOR Pharmaceutical Co.

		By:	/s/ Taffy J. Williams
Taffy J. Williams, Ph.D.
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Taffy J. Williams	President, Chief Executive Officer and	April 13, 2004
Taffy J. Williams, Ph.D.		Director, Chairman of the Board (principal
executive officer)

By:	/s/ Brooks Boveroux	Senior Vice President – Finance, Chief	April 13, 2004
Brooks Boveroux		Financial Officer, Secretary and Treasurer
(principal financial and accounting officer)

By:	/s/ Alan D. Watson	Director	April 13, 2004
Alan D. Watson, Ph.D.

By:	/s/ Jonathan Fleming	Director	April 13, 2004
Jonathan Fleming

By:	/s/ Richard T. Dean	Director	April 13, 2004
Richard Dean, Ph.D.

By:	/s/ William D. McPhee	Director	April 13, 2004
William D. McPhee

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

+2.1

Asset Purchase Agreement dated as of June 10, 2003 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Alliance Pharmaceutical Corp. (Filed as Exhibit 2.1 to the company’s Form 8-K dated June 20, 2003 and incorporated herein by reference.)

+3.1	Articles of Incorporation of IMCOR Pharmaceutical Co., as amended (Filed as Exhibit E to the company’s Proxy Statement on Form DEFM 14A dated September 12, 2002 and incorporated herein by reference.)

+3.2

Amended and Restated Certificate of Designations, Preferences and Rights of Series A Preferred Stock.  (Filed as Exhibit 3.5 to the company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)

+3.3	Amended and Restated Bylaws of IMCOR Pharmaceutical Co. (Filed as Exhibit C to the company’s Information Statement on Form DEF 14C dated December 23, 2002 and incorporated herein by reference.)

+4.1

Form of Secured Promissory Note by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Xmark Fund, L.P., and Xmark Fund, Ltd. dated June 18, 2003.  (Filed as Exhibit 10.4 to the Company’s 8-K filed on June 20, 2003 and incorporated herein by reference.)

+4.2

Form of Revolving Convertible Senior Secured Promissory Note by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and each of Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Mi3 LP dated June 18, 2003.  (Filed as Exhibit 10.7 to the Company’s 8-K filed on June 20, 2003 and incorporated herein by reference.)

*4.3	Form of Secured Promissory Note by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and each of Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Mi3 LP.

+4.4

Registration Rights Agreement entered into as of November 12, 2002 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Mi3 L.P., Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Tannebaum, LLC.  (Filed as Exhibit D to the company’s Proxy Statement on Form DEFM 14A dated September 12, 2002 and incorporated herein by reference.)

+4.5

Form of Registration Rights Agreement dated as of December 30, 2002 entered into by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.)  and each of Oxford Bioscience Partners IV L.P., MRNA Fund II L.P., DMG Legacy Institutional Fund LLC, DMG Legacy Fund LLC, and DMG Legacy International Ltd.  (Filed as Exhibit 10.7 to the company’s Annual Report on Form 10-K for dated December 31, 2002 and incorporated herein by reference.)

+4.6

Incentive Stock Option Award Agreement entered into by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Taffy J. Williams, Ph.D. dated May 17, 2000.  (Filed as Exhibit 10.4 to the company’s Current Report on Form 8-K dated May 17, 2001 and incorporated herein by reference.)

+4.7

Incentive Stock Option Award Agreement entered into by IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Brooks Boveroux dated August 1, 2000.  (Filed as Exhibit 10.13 to the company’s Annual Report on Form 10-K dated December 31, 2000 and incorporated herein by reference.)

+4.8

Amended Warrant Certificates between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.)  and Farcap Group LLC dated as of January 31, 2003. (Filed as Exhibit 10.15 to the company’s Annual Report on Form 10-K for dated December 31, 2002 and incorporated herein by reference.)

+4.9

Warrant to Purchase Shares of Common Stock dated October 20, 1999 between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Elan International Services, Ltd.  (Filed as Exhibit 10.9 to the company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)

+4.10

Warrant Agreement dated as of November 12, 2002 between Broadmark Capital LLC and IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.).  (Filed as Exhibit 10.27 to the company’s Annual Report on Form 10-K for dated December 31, 2002 and incorporated herein by reference.)

*4.11	Non-Qualified Stock Option Award Agreement dated as of January 14, 2004 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Taffy J. Williams, Ph.D.

+9.1

Voting, Drag-Along and Right of First Refusal Agreement entered into as of November 12, 2002 by and among Robert J. Weinstein, M.D., Stuart P. Levine, Tannebaum, LLC, Mi3 L.P., Oxford Bioscience Partners IV L.P. and MRNA Fund II L.P. (Filed as Exhibit G to the company’s Proxy Statement on Form DEFM 14A dated September 12, 2002 and incorporated herein by reference.)

+10.1

Letter Agreement entered into as of August 29, 2002 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Clinical Regulatory Strategies, LLC (Filed as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.)

+10.2

Employment Agreement entered into by and between the company and Brooks Boveroux, dated October 28, 2002.   (Filed as Exhibit 10.9 to the company’s Annual Report on Form 10-K for dated December 31, 2002 and incorporated herein by reference.)

+10.3

Form of Indemnification Agreement entered into by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.)  and each Director and Senior Vice President of the company. (Filed as Exhibit 10.13 to the company’s Annual Report on Form 10-K for dated December 31, 2002 and incorporated herein by reference.)

+10.4

Tufts University Sponsored Research Agreement dated August 1, 1999 by and between Photogen, Inc. and Tufts University, a/k/a Trustees of Tufts College.  (Filed as Exhibit 10.3 to the company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)  Confidential portions of this exhibit were redacted.

+10.5

License Agreement effective as of September 30, 1999 between The General Hospital Corporation and Photogen, Inc.  (Filed as Exhibit 10.7 to the company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)  Confidential portions of this exhibit were redacted.

+10.6

Securities Purchase Agreement dated as of October 20, 1999, among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Elan International Services, Ltd.  (Filed as Exhibit 10.8 to the company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)  Confidential portions of this exhibit were redacted.

+10.7	License Agreement dated October 20, 1999 between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Photogen Newco Ltd. and Elan Pharma International Limited. (Filed as Exhibit 10.13

to the company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.) Confidential portions of this exhibit were redacted.

+10.8

License Agreement dated October 20, 1999 between Elan Pharma International Limited, Photogen Newco Ltd. and IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.). (Filed as Exhibit 10.14 to the company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)  Confidential portions of this exhibit were redacted.

+10.9

Subscription, Joint Development and Operating Agreement dated October 20, 1999 between Elan Pharma International Limited, Elan International Services, Ltd., IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.)  and Photogen Newco Ltd.  (Filed as Exhibit 10.15 to the company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.) Confidential portions of this exhibit were redacted.

+10.10

Equipment Lease between Picker Financial Group, L.L.C. and Photogen, Inc. dated October 25, 1999. (Filed as Exhibit 10.37 to the company’s Annual Report on Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.)

+10.11

Going Forward Agreement dated as of May 2, 2003 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Xmark Fund, L.P., and Xmark Fund, Ltd. (Filed as Exhibit 10.1 to the Company’s 8-K filed on June 20, 2003 and incorporated herein by reference.)

+10.12

Security Agreement dated as of June 18, 2003 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Xmark Fund, L.P. and Xmark Fund, Ltd.  (Filed as Exhibit 10.2 to the Company’s 8-K filed on June 20, 2003 and incorporated herein by reference.)

+10.13

Patent and Trademark Security Agreement dated as of June 18, 2003 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Xmark Fund, L.P., and Xmark Fund, Ltd.  (Filed as Exhibit 10.3 to the Company’s 8-K filed on June 20, 2003 and incorporated herein by reference.)

+10.14

Security Agreement dated as of June 18, 2003 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Mi3 LP.  (Filed as Exhibit 10.5 to the Company’s 8-K filed on June 20, 2003 and incorporated herein by reference.)

+10.15

Patent and Trademark Security Agreement dated as of as of June 18, 2003 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Mi3 LP.  (Filed as Exhibit 10.6 to the Company’s 8-K filed on June 20, 2003 and incorporated herein by reference.)

+10.16

Equipment Lease dated as of June 18, 2003 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Baxter Healthcare Corporation.  (Filed as Exhibit 10.8 to the Company’s 8-K filed on June 20, 2003 and incorporated herein by reference.)

+10.17

Letter Agreement dated as of August 18, 2003 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Xmark Fund, Ltd. and Xmark Fund, L.P. (Filed as Exhibit 10.1 to the Company’s Form 8-K filed on August 20, 2003 and incorporated herein by reference.)

*10.18	Letter Agreement dated June 6, 2003 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Jack DeFranco.

+10.19	Letter Agreement dated July 23, 2003 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen

Technologies, Inc.) and Taffy J. Williams, Ph.D. (Filed as Exhibit 10.5 to the company’s Form 10-QSB for the quarter ended September 30, 2003 and incorporated herein by reference).

*10.20	Form of Letter Agreement by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and each outside director.

+10.21

License Agreement dated December 16, 2003 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Kyosei Pharmaceutical Co. Ltd. (Filed as Exhibit 10.1 to the Company’s report on Form 8-K filed on December 18, 2003 and incorporated herein by reference.)  Confidential portions of this exhibit were redacted.

+21	List of subsidiaries of the company (Filed as Exhibit 21 to the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

+Incorporated herein by reference