Form 10QSB
period 2004-03-31
IMCOR PHARMACEUTICAL CO
filed 2004-05-17
CIK 761237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

Commission File Number 0-23553

IMCOR PHARMACEUTICAL CO.
(Exact name of small business issuer as specified in its charter)

NEVADA	62-1742885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6175 Lusk Boulevard San Diego, CA 92121
(Address of principal executive offices) (Zip Code)

858/410-5601
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 30,095,328 shares of common stock, $.001 par value per share, issued and outstanding at May 13, 2004.

Transitional Small Business Disclosure Format (check one):

Yes  ☐      No  ☒

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IMCOR Pharmaceutical Co.

(formerly Photogen Technologies, Inc.)

(A Development Stage Company)

Consolidated Condensed Balance Sheets

All amounts in $

	Mar 31, 2004	Dec 31, 2003
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$76,234	$1,657,594
Accounts Receivable	17,500
Deposits	108,721	108,721
Prepaid expenses	334,075	492,718
Total Current Assets	536,530	2,259,033

Property, Plant and Equipment, less accumulated depreciation of $1,439,266 and $996,091, respectively	5,855,905	6,294,560

Patent Costs, net of amortization of $201,215 and $183,854, respectively	298,785	316,146

Deposits	438,383	338,383

Purchased Technology, net of amortization of $984,011 and $658,217, respectively	14,654,134	14,979,929

Investment in and Advances to Affiliate	2,607,218	2,803,114
Total Assets	$24,390,955	$26,991,165

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$2,101,833	$1,884,791
Accrued expenses	2,821,597	3,281,792
Accrued equipment lease	719,939	586,052
Promissory notes	398,607	329,679
Lines of Credit	13,356,009	11,735,036
Notes payable	1,250,000	1,250,000
Total Current Liabilities	20,647,985	19,067,351

Deferred contract revenue	1,958,333	2,000,000

Accrued Equipment Lease	—	133,888

Puttable Shares	1,779,668	1,969,668

Shareholders’ Equity
Preferred stock; par value $.01 per share; 5,000,000 shares authorized including:
Series A Preferred Stock; 12,856 shares authorized, issued and outstanding, liquidation preference $1,000 per share (in aggregate $12,856,000)	128	128
Common stock; par value $.001 per share; 150,000,000 shares authorized, 21,524,798 and 19,464,548 shares issued and outstanding, respectively	21,715	19,465
Additional paid-in capital	56,208,475	50,199,203
Common stock to be issued	140,700	5,120,159
Deficit accumulated during the development stage	(56,366,049)	(51,518,697)
Total Shareholders’ Equity	4,969	3,820,258
Total Liabilities and Shareholders’ Equity	$24,390,955	$26,991,165

IMCOR Pharmaceutical Co.

(formerly Photogen Technologies, Inc.)

(A Development Stage Company)

Consolidated Condensed Statements of Operations

(Unaudited)

All amounts in $

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Cumulative Amounts From November 3, 1996 (inception) to March 31, 2004
			(Unaudited)
License Revenue	$41,667	$—	$41,667

Operating Expenses
Research and development	960,831	554,163	7,847,147
Sales, general and administrative	3,689,106	4,195,358	34,578,395
Restructuring charges	—	—	1,541,455
Provision for future lease payments	—	—	1,264,208
Total Operating Expenses	4,649,937	4,749,521	45,231,206

Loss from Joint Venture	(195,897)	(195,897)	(12,500,251)

Investment and Other Income	224,236	4,522	1,440,571

Interest Expense	(267,419)	—	(1,217,481)
Loss from continuing operations	$(4,847,352)	$(4,940,896)	$(57,466,701)

Discontinued Operations
Loss from operations of discontinued therapeutic business	—	—	(10,679,101)
Gain from split-off of therapeutic business	—	—	11,779,752
Income (loss) from discontinued operations	—	—	1,100,651
Net Loss	$(4,847,352)	$(4,940,896)	$(56,366,049)

Dividends on Preferred Stock	(276,870)	(258,466)

Net Loss Applicable to Common Shareholders	$(5,124,222)	$(5,199,362)

Basic and Diluted Loss per Common Share	$(0.24)	$(0.31)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	21,479,176	16,670,181

IMCOR Pharmaceutical Co.

(formerly Photogen Technologies, Inc.)

 (A Development Stage Company)

Consolidated Condensed Statements of Shareholders’ Equity

(Unaudited)

										Deficit
	Preferred Stock							Common Stock	Additional	Accumulated
	Series A		Series B		Common Stock		Members’	To be	Paid-in	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Capital	Stage	Total

Contribution of capital	—	$—	—	$—	—	$—	$7,268	—	$—	$—	$7,268
Net loss for the period ended December 31, 1996	—	—	—	—	—	—	(1,779)	—	—	—	(1,779)

Balance, at May 15, 1997	—	$—	—	$—	—	$—	$9,000	—	$—	$(3,511)	$5,489

Issuance of common stock	—	—	—	—	1,578,208	1,578	—	—	1,801,872	—	1,803,450
Effect of recapitalization and merger	—	—	—	—	7,421,792	7,422	(9,000)	—	1,203,765	1,732	1,203,919
Cost associated with recapitalization and merger	—	—	—	—	—	—	—	—	(371,111)	—	(371,111)
Net loss for the period May 16, 1997 to December 31, 1997	—	—	—	—	—	—	—	—	—	(554,702)	(554,702)

Balance, at December 31, 1997	—	—	—	—	9,000,000	9,000	—	—	2,634,526	(556,481)	2,087,045

Issuance of common stock	—	—	—	—	218,755	219	—	—	6,999,781	—	7,000,000
Costs associated with common stock issuance	—	—	—	—	—	—	—	—	(50,000)	—	(50,000)
Options issued to consultants	—	—	—	—	—	—	—	—	45,446	—	45,446
Net loss for the year ended December 31, 1998	—	—	—	—	—	—	—	—	—	(1,973,913)	(1,973,913)

Balance, at December 31, 1998	—	—	—	—	9,218,755	9,219	—	—	9,629,753	(2,530,394)	7,108,578

Exercise of stock options	—	—	—	—	1,125	1	—	—	50,062	—	50,063
Issuance of warrants and options	—	—	—	—	—	—	—	—	3,664,749	—	3,664,749
Issuance of common stock	—	—	—	—	125,967	126	—	—	6,082,528	—	6,082,654
Issuance of preferred stock	12,015	120	—	—	—	—	—	—	11,578,839	—	11,578,959
Net loss for the year ended December 31, 1999	—	—	—	—	—	—	—	—	—	(6,052,841)	(6,052,841)

Balance, at December 31, 1999	12,015	120	—	—	9,345,847	9,346	—	—	31,005,931	(8,583,235)	22,432,162

Stock option compensation	—	—	—	—	—	—	—	—	125,020	—	125,020
Issuance of warrants and options	—	—	—	—	—	—	—	—	1,366,050	—	1,366,050
Issuance of preferred stock dividend	841	8	—	—	—	—	—	—	(8)	—	—
Issuance of preferred stock	—	—	337,056	3,370	—	—	—	—	5,272,970	—	5,276,340
Net loss for the year ended December 31, 2000	—	—	—	—	—	—	—	—	—	(10,787,062)	(10,787,062)

Balance, at December 31, 2000	12,856	128	337,056	3,370	9,345,847	9,346	—	—	37,769,963	(19,370,297)	18,412,510

Stock option compensation	—	—	—	—	—	—	—	—	64,729	—	64,729
Issuance of common stock for cash	—	—	—	—	49,245	49	—	—	418,674	—	418,723
Issuance of common stock in satisfaction Of anti-dilution provision	—	—	—	—	190,856	191	—	—	(191)	—	—
Issuance of preferred stock dividend	—	—	20,224	202	—	—	—	—	(202)	—	—
Net loss for the year ended December 31, 2001	—	—	—	—	—	—	—	—	—	(9,723,016)	(9,723,016)

Balance, at December 31, 2001	12,856	128	357,280	3,572	9,585,948	9,586	—	—	38,252,973	(29,093,313)	9,172,946

										Deficit
	Preferred Stock							Common Stock	Additional	Accumulated
	Series A		Series B		Common Stock		Members’	To be	Paid-in	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Capital	Stage	Total
Balance, at December 31, 2001	12,856	$128	357,280	$3,572	9,585,948	$9,586	$—	$—	$38,252,973	$(29,093,313)	$9,172,946

Stock option compensation	—	—	—	—	—	—	—	—	73,870	—	73,870
Issuance of warrants for service	—	—	—	—	—	—	—	—	322,000	—	322,000
Issuance of options in settlement of lawsuit	—	—	—	—	—	—	—	—	806,415	—	806,415
Employee compensation from stock options	—	—	—	—	—	—	—	—	988,184	—	988,184
Issuance of preferred stock dividends	—	—	40,194	402	—	—	—	—	(402)	—	—
Conversion of Series B to common stock	—	—	(397,474)	(3,974)	422,316	422	—	—	3,552	—	—
Beneficial inducement costs for convertible debt converted	—	—	—	—	—	—	—	—	206,348	—	206,348
Conversion of line of credit with Élan to common stock	—	—	—	—	128,437	128	—	—	3,082,359	—	3,082,487
Conversion of line of credit with entity controlled by director of company to common stock	—	—	—	—	2,314,815	2,315	—	—	— 2,497,685	—	2,500,000
Retirement of common stock returned in shareholder transaction (Note 6(f))	—	—	—	—	(5,137,109)	(5,137)	—	—	(12,221,182)	—	(12,226,319)
Issuance of common stock for cash	—	—	—	—	8,823,058	8,823	—	—	9,133,078	—	9,141,901
Net loss for the year ended December 31, 2002	—	—	—	—	—	—	—	—	—	348,119	348,119

Balance, at December 31, 2002	12,856	$128	—	$—	16,137,465	$16,137	$—	$—	$43,144,880	$(28,745,194)	$14,415,951

Issuance of common stock for cash	—	—	—	—	27,778	28	—	—	29,972	—	30,000
Issuance of common stock for standstill agreement	—	—	—	—	750,000	750	—	—	1,173,000	—	1,173,750
Conversion of Series B to common stock	—	—	—	—	100	—	—	—	—	—	—
Options issued to consultants for services	—	—	—	—	—	—	—	—	9,200	—	9,200
Shares issued to consultant for services	—	—	—	—	68,750	69	—	—	132,193	—	132,262
Employee compensation from stock options	—	—	—	—	—	—	—	—	1,236,566	—	1,236,566
Shares issued in Technology Purchase	—	—	—	—	2,198,137	2,198	—	—	5,581,070	—	5,583,268
Shares to be issued in Technology Purchase	—	—	—	—	—	—	—	5,043,226	—	5,043,226
Shares previously subject to rescission	—	—	—	—	124,627	125	—	—	649,875	—	650,000
Shares issued to Xmark for penalties	—	—	—	—	98,826	99	—	—	163,577	—	163,676
Shares issued to Xmark for interest	—	—	—	—	21,649	22	—	—	48,575	—	48,597
Shares to be issued to Xmark and other former Alliance creditors for interest and penalties	—	—	—	—	—	—	—	76,933	—	—	76,933
Options exercised through cashless exercise	—	—	—	—	37,216	37	—	—	(37)	—	—
Xmark puttable shares classified as mezzanine equity	—	—	—	—	—	—	—	—	(1,969,668)	—	(1,969,668)
Net loss for the year ended December 31, 2003	—	—	—	—	—	—	—	—	—	(22,773,504)	(22,773,504)

Balance, at December 31, 2003	12,856	$128	—	$—	19,464,548	$19,465	$—	$5,120,159	$50,199,203	$(51,518,698)	$3,820,257

Shares issued to consultant for services	—	—	—	—	6,250	6	—	—	7,683	—	7,689
Employee compensation from stock options	—	—	—	—	—	—	—	—	633,651	—	633,651
Approved shares issued related to technology purchase	—	—	—	—	1,985,522	1,986	—	(5,043,226)	5,041,240	—
Shares issued for late stock issuance penalties					68,478	68			136,888		136,956
Shares to be issued for late stock registration penalties								30,449			30,449
Shares to be issued to Xmark for interest	—	—	—	—	—	—	—	33,318		—	33,318
Xmark puttable shares issued from mezzanine equity	—	—	—	—	—	190	—	—	189,810	—	190,000
Net loss for the three months ended March 31, 2004	—	—	—	—	—	—	—	—	—	(4,847,352)	(4,847,352)

Balance, at March 31, 2004	12,856	$128	—	$—	21,524,798	$21,715	$—	$140,700	$56,208,475	$(56,366,049)	$4,969

IMCOR Pharmaceutical Co.

(formerly Photogen Technologies, Inc.)

(A Development Stage Company)

Consolidated Condensed Statements of Cash Flows

(Unaudited)

All amounts in $

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Cumulative Amounts From November 3, 1996 (Inception)
			(Unaudited)
Cash Flows From Operating Activities
Net loss	$(4,847,352)	$(4,940,896)	$(56,366,050)
Loss from discontinued operations	—		10,679,101
Depreciation and amortization	786,331	11,889	3,487,315
Loss on disposal of fixed assets	—	—	38,424
Gain on sale of marketable securities	—	—	(18,503)
United States Treasury Notes Amortization	—	—	12,586
Gain on sale of therapeutic business	—	—	(11,779,752)
Allowance for notes receivable	—	1,491,500	658,217
Stock option compensation	633,651	160,377	3,557,989
Accrued interest on line of credit	234,102		552,137
Note payable for services rendered	53,298		382,979
Recognition of deferred contract revenue	(41,667)		(41,667)
Issuance of stock for standstill agreement	—	1,173,750	1,337,426
Beneficial inducement costs for convertible notes	—	—	206,348
Issuance of warrants in exchange for services rendered	—	—	4,317,091
Issuance of stock options in settlement of lawsuit	—	—	806,415
Issuance of stock for services rendered	7,688	28,125	139,949
Loss from investment in affiliate	195,897	195,897	12,500,251
Issuance of stock for interest payments and penalties	200,722	—	326,252
Receipt of deferred contract revenue	—	—	2,000,000
Changes in operating assets and liabilities:
Prepaid expenses	158,643	193,083	(334,075)
Accounts receivable	(17,500)	—	(17,500)
Accounts payable	217,043	(202,495)	2,171,833
Accrued expenses	(460,196)	(34,132)	(364,862)
Accrued equipment lease	—	(66,944)	1,050,589
Net cash used in operating activities (continuing operations)	(2,879,340)	(1,989,846)	(24,697,507)
Net cash used in discontinued operations	—	—	(10,679,101)
Cash Flows From Investing Activities
Sale of marketable securities	—	—	2,164,464
Purchases of marketable securities	—	—	(2,182,967)
Purchases of United States Treasury Notes	—	—	(38,656,973)
Sales of United States Treasury Notes	—	—	39,778,548
Purchase of capital assets	(4,520)	—	(641,397)
Proceeds from sale of equipment	—	—	145,551
Costs to acquire patent	—	—	(237,335)
Investment in and advances to affiliate	—	(1,728,000)	(15,107,468)
Increase in deposit	(100,000)	(10,000)	(877,753)
Investment in Alliance Pharmaceutical Corp.	—	—	(1,255,000)
Purchase of Imagent business	—	—	(5,074,761)
Principal payment on acquisition debt	—	—	(1,250,000)
Net cash used in investing activities	(104,520)	(1,738,000)	(23,195,091)
Net cash used in investing activities of discontinued operations	—	—	(1,306,676)
Cash Flows From Financing Activities
Principal payments on capital leases	—	—	(291,704)
Net proceeds from issuance of equity	—	30,000	40,539,340
Proceeds from capital contributions by shareholders	—	—	1,911,674
Proceeds from issuance of debt	1,402,500	—	18,166,410
Cost of recapitalization	—	—	(371,111)
Net cash provided by financing activities	1,402,500	30,000	59,954,609
Increase (decrease) in Cash and Cash Equivalents	(1,581,360)	(3,697,846)	76,234
Cash and Cash Equivalents, at beginning of period	1,657,594	6,090,904	—
Cash and Cash Equivalents, at end of period	$76,234	$2,393,058	$76,234

1.             Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals as well as adjustments related to the acquisition of the medical imaging business (“Imagent Business,” “Purchased Technology” or “Technology Purchase”) of Alliance Pharmaceutical Corp. (“Alliance”) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2.             Going Concern

The accompanying financial statements are prepared assuming the Company is a going concern.  The Company has reported accumulated losses since inception of $56,366,049.  The Company believes it lacks sufficent working capital to fund operations for the entire fiscal year ending December 31, 2004.  Substantial additional capital resources will be required to fund its ongoing operations.  Management believes there are a number of potential alternatives available to meet the continuing capital requirements such as public or private financings or collaborative agreements.  The Company is taking continuing actions to reduce its ongoing expenses.  If adequate funds are not availabe, the Company will be required to significantly curtail its operating plans and my have to sell or license out significant portions of the Company’s technology or potential products.

On December 16, 2003, we entered into a License Agreement (the “Kyosei Agreement”) with Kyosei Pharmaceutical Co. Ltd. (“Kyosei”), a member of the Sakai Group in Japan.  The Kyosei Agreement gives Kyosei an exclusive license to develop and market Imagent® (perflexane lipid microspheres) for all indications in Japan.  The terms of the Kyosei Agreement provide for the payment to IMCOR of up to $10 million in fees and development milestone payments plus royalties on commercial sales.  Kyosei will also pay IMCOR to manufacture Imagent for Kyosei’s clinical and commercial requirements.  In December 2003, we received a payment of $2,000,000, less withholding taxes.  Additional payments are expected in 2004 and beyond.  Please see Licensing and Deferred Revenue, below.

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

Depending on the availability of capital and whether or not we pursue a sale or licensing strategy for Imagent, we will focus our operating efforts on the sales and marketing of Imagent and the development of PH-50.  Subject to the availability of sufficient capital, we expect to continue to incur losses for at least the next three years as we intensify research and development, preclinical and clinical testing and associated regulatory approval activities and engage in or provide for the manufacture and/or sale of any products that we have or may develop.

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

3.             Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding.  Basic and diluted loss per share excludes the impact of outstanding options, warrants and convertible preferred stock, as they are antidilutive.  Potential common shares excluded from the calculation at March 31, 2004 are 7,157,780 options, 377,431 warrants and 193,378 shares issuable upon the conversion of Series A Convertible Preferred Stock.

4.             Purchased Technology

On June 18, 2003, we closed on the acquisition of assets, including Purchased Technology, related to the medical imaging business, including Imagent, an FDA-approved product, of Alliance.  Imagent is an intravenous contrast agent for use with ultrasound imaging equipment to improve visualization of blood vessels for better diagnosis of disease and assessment of organ function.  Imagent consists of perfluorochemical-based “microbubbles” that are highly echogenic (reflect ultrasound signals strongly) in the bloodstream, thereby significantly enhancing ultrasound images.  We also entered into a number of agreements related to that acquisition.  Included in the purchase was an FDA-approved manufacturing facility, the marketing, manufacturing and supporting infrastructure for the product and an intellectual property portfolio of approximately thirty patents in the area of ultrasound imaging.

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

Below is supplemental unaudited pro forma information that discloses the results of operations for the Purchased Technology for the current three-month period ending March 31, 2004, as well as the corresponding period for the preceding year ended March 31, 2003.  The pro forma information is as if the acquisition had been completed as of the beginning of the periods presented.  The unaudited pro forma information give effect to actual operating results prior to the acquisition, adjusted to include the unaudited pro forma effect of amortization of intangibles and weighted shares outstanding:

	Actual	Pro Forma
	Three Months ended March 31, 2004	Three Months ended March 31, 2003
License Revenue	$41,667	$—

Expenses:
Research & development	960,831	2,753,183
Sales, general and administrative	3,689,106	5,566,887
Restructuring charge	—	—
Total Expenses	4,649,937	8,320,070
Loss from joint venture	(195,897)	(195,897)
Investment income	224,236	4,522
Interest expense	(267,419)	—
Loss from continuing operations	(4,847,352)	(8,511,445)
Discontinued operations – net	—	—
Net income (Loss)	$(4,847,352)	$(8,511,445)
Dividends on Preferred Stock	(276,870)	(258,466)
Net income (loss) applicable to common shareholder	(5,124,222)	(8,769,911)
Pro forma net income (loss) per share	$(0.24)	$(0.42)
Weighted average number of common shares outstanding – basic and diluted	21,479,176	20,853,741

5.             Licensing and Deferred Revenue

In December 2003, the Company entered into a license agreement with Kyosei Pharmaceutical Co., Ltd. (“Kyosei”), a unit of the Sakai Group in Japan, for the development and marketing of Imagent in Japan for all radiology and cardiology indications.  Terms of the agreement call for the payment to IMCOR of up to $10 million in fees and development milestone payments plus royalties on commercial sales.  Kyosei will also pay IMCOR to manufacture Imagent for Kyosei’s clinical and commercial requirements.  At the closing, we received a gross payment of $2 million from Kyosei.  Recognition of this payment is being made ratably over the anticipated life of the agreement.

The Company has received a notice from Schering asserting a right against a portion of the proceeds received from Kyosei.  The Company contests the assertion.  If a payout were required, the Company does not believe the balance would be material to the financial statements.

The company recognizes revenue from license agreements based on an evaluation of the period of the agreement over which it is earned.  Unamortized revenue is recorded as deferred revenue.  Revenue from the first payment under the Kyosei Agreement is being recognized over twelve years.  During the period ended March 31, 2004, the Company recognized $41,667 of license revenue under the Kyosei license agreement.

6.                                      Joint Venture/Investment in Affiliate

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

Following is summarized financial information for Sentigen Ltd. at and as of the three months ended March 31, 2004 and 2003:

March 31,	2004	2003

Cash	$410	$410
License purchased from Élan, net of amortization and impairment of $11,673,923 and $2,445,659, respectively	3,326,077	10,054,341

Total assets	$3,326,487	$10,054,751

Due to affiliates	$378,099	$378,099

Total shareholders’ equity	2,948,388	9,676,652

Total liabilities and equity	$3,326,487	$10,054,751

Research and development Expense	$—	$—
General and administrative expense	—	—
Amortization of license	244,566	244,566
Impairment of license	—	—

Net loss	$244,566	$244,566

7.             Equity Transactions

In January 2004, the Company recognized the issuance of 6,250 shares of its Common Stock as compensation for services provided by a consultant.

On March 5, 2004, the Company issued the 2,054,000 shares of its Common Stock to certain creditors of Alliance upon approval by the Company’s shareholders.  The value of 1,985,522 of these shares was part of the acquisition consideration at fair market value for the Purchased Technology and previously recorded as “Common Stock to be Issued” at December 31, 2003.  The remaining 68,478 shares, valued at $136,956, was a penalty incurred due to delays in securing shareholder approval of the issuance of the shares to be issued in conjunction with the acquisition of the Purchased Technology during 2003.

During the quarter ended March 31, 2004, Xmark sold 190,000 shares for which it held a put right.  Under certain circumstances, these puttable shares would require the Company to purchase the shares from Xmark at a price of $1.00 per share.  At March 31, 2004, the puttable share balance in mezzanine equity totaled $1,779,668.  Separately, the Company accrued 30,449 shares of the Company’s Common Stock issuable to certain entities for late stock registration penalties.

8.             Stock Options

The Company expenses the fair value of stock options granted to non-employees.  In 2003, the Company issued stock options in connection with the Technology Purchase with an exercise price less than the market price on the date of grant, which vest over four years.  In 2004, the Company issued stock options to employees with an exercise price less than the market price on the date of grant, which vest over four years.  Accordingly, compensation expense of $633,651 has been recorded in the first quarter of 2004.

For stock options granted to employees and directors during the first three months of 2004, the Company has estimated the fair value of each option granted using the Black-Scholes option-pricing model with the following assumptions:

2004

Weighted average fair value per options granted	$1.37

Significant assumptions (weighted average)
Risk-free interest rate at grant date	2.62%
Expected stock price volatility	98%
Expected option life (years)	5

If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Net Loss Applicable to Common Shareholders, as reported	$(5,124,222)	$(5,199,362)

Add stock based employee compensation expense included in reported net income	633,651	151,177

Less total stock-based employee compensation expense determined under the fair value based method for all awards	(3,507,931)	(559,222)
Pro forma net loss	$(7,998,502)	$(5,607,407)

Basic and diluted loss per common share, as reported	$(0.24)	$(0.31)
Basis and diluted loss per common share, pro forma	$(0.37)	$(0.34)

9.             Secured Debt

Notes payable –We have entered into a series of agreements with Xmark.   We remain obligated to make the second principal payment of $1,250,000 under an obligation assumed in the acquisition of the Imagent Business.  The remaining payment was due on the earlier of (i) November 3, 2003 or (ii) the consummation of one or more institutional financings resulting in aggregate gross proceeds to us of at least $18,000,000.  We have exercised our right to extend the November 3rd due date monthly until May 3, 2004 for a fee ranging from $50,000 to $100,000 per month.

Our obligations to Xmark are secured by a first priority security interest on the Imagent related tangible and intangible assets.  Xmark would be entitled to foreclose on its lien covering these assets if we default on our obligations to Xmark, if we lose FDA approval for Imagent, if we fail to pay other debts, or if we file for bankruptcy protection or similar matters.

On May 3, 2004, we repaid the last Senior Secured Note in the principal amount of $1,250,000 to Xmark (See Note 12).  An additional 19,888 shares of our common stock are issuable to Xmark in payment of interest as of March 31, 2004.  As a result, Xmark’s remaining security interest in assets of the Imagent Business relates solely to its put right, which at March 31, 2004 totaled $1,779,668.

Except as specifically amended by the Letter Agreement, the terms of the Going Forward Agreement and the other agreements governing our obligations to Xmark remain in effect, including Xmark’s put right with respect to our common stock that Xmark owns.

Lines of Credit – Three of our existing institutional investors have provided capital to us in exchange for our Promissory Notes in an aggregate principal amount of up to $12,719,500 at March 31, 2004, which is included within “Lines of Credit”.  The notes bear interest at a rate of 7.25% per annum, compounded monthly.  A total of $4,160,000 of these notes are convertible into our common stock.  The notes were payable on the earlier of August 5, 2003 or the date that we commit various defaults or become subject to bankruptcy or similar proceedings.  We defaulted on the payment of $4,160,000 of these notes on August 5, 2003; however while under no obligation to do so, these investors continued to loan us capital under demand notes that bear interest at the rate of 7.25% per annum, compounded monthly.

The entire principal and interest outstanding under our convertible notes to these investors automatically converts into shares of our common stock on the same terms and at the same price as the shares issued in a financing for additional long-term capital.  To secure the obligations under our notes to these investors, we granted them a security interest in all of our tangible and intangible assets, including intellectual property.  This lien covers our Imagent-related assets, but as to these assets the investors’ lien is subordinate to the security interest held by Xmark. On April 19, 2004, the $4,160,000 of convertible notes, plus accrued interest, were converted into shares of our common stock at an exchange ratio of $.75 per share (see Note 12).

The Company’s remaining Line of Credit balance is due to i) these three institutional shareholders upon demand (See Note 12) and ii) to one other institution (principal amount of $100,000).

10.          Accrued Expenses

Accrued expenses consist of the following at March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003

Alliance liabilities assumed from acquisition	$2,357,943	$2,530,434
New Hope office abandonment provision	—	136,947
Accrued general trade payables	175,199	291,908
Payroll liabilities	288,455	322,503

	$2,821,597	$3,281,792

During the period ended March 31, 2004, the Company removed the provision recorded for the New Hope office abandonment as the landlord has relieved the Company of its obligation.

11.                               Commitments

Leases:  The Company has leased its facilities and certain equipment under non-cancelable operating leases, which expire at various times through 2008.  The leases require the Company to pay for all maintenance, insurance and property taxes.

Minimum future rental payments under these leases are as follows:

Operating Leases
Nine months ending December 31, 2004	$999,083
Twelve months ending December 31, 2005	979,944
Twelve months ending December 31, 2006	920,625
Twelve months ending December 31, 2007	877,514
Twelve months ending December 31, 2008	147,081
Total minimum lease payments	$3,924,247

License Agreements:  In September 1997, Alliance entered into the Schering License Agreement, which provided Schering with worldwide exclusive marketing and manufacturing rights, drug compositions, and medical devices and systems related to perfluorocarbon ultrasound imaging products, including Imagent.  In February 2002, the agreement with Schering was modified to give Alliance exclusive rights to market the product in the U.S. for cardiology indications for a five-year period, with Schering to be paid a nominal royalty on such sales.  At the expiration of the five-year period, Alliance had the option to acquire all of Schering’s rights to the product on a worldwide basis for total consideration including royalties of $20,000,000 or, alternatively, to allow Schering the opportunity to obtain co-promotion rights along with Alliance.  The rights Alliance had under the Schering License Agreement were transferred to IMCOR at the consummation of its acquisition of the Imagent Business.

Related Party Agreement:  Concurrent with the restructuring of the Schering agreement in 2002, Alliance entered into a five-year exclusive agreement with Cardinal Health, Inc. (“Cardinal”) to assist with the marketing of Imagent.  Under the agreement, Cardinal performed certain packaging, distribution, and sales services for Alliance under a fee-for-service arrangement.  IMCOR assumed the Cardinal agreement from Alliance at the consummation of the Imagent acquisition.  At March 31, 2004, the Company owed Cardinal $562,601, which is included within accounts payable.

Litigation:  On June 18, 2003, we filed a complaint against Amersham Health, Inc. and two other Amersham affiliates alleging that certain Amersham products infringe on claims in our patents covering Imagent.  The case is captioned as Photogen Technologies, Inc. and Alliance Pharmaceutical Corp. v. Amersham Health Inc. et. al., Civil Action No. 03CV2853(SRC), in the United States District Court for the District of New Jersey.  Our complaint alleges that principally through their Optison® product, Amersham Health Inc. and related Amersham entities infringe on seven patents owned by us.  We are also seeking a declaration that the claims of fourteen Amersham patents are invalid and are not infringed by our Imagent product.  Alliance, the party from whom we recently acquired the Imagent product, is also a plaintiff in the suit.  We are seeking damages, an injunction against Amersham, a declaratory judgment and other relief.

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

12.                               Subsequent Events

On April 14, 2004, the Company announced that it had received commitments to purchase approximately $10.1 million of its common stock at a price of $0.75 per share plus half a warrant to purchase an additional share exercisable at $1.00 per share (the “April 2004 Financing”).  Pursuant to NASD Marketplace regulations requiring shareholder approval prior to the company’s issuance of greater than 20% of its common stock outstanding, the Company is closing the financing in two tranches.  On April 19, 2004, the Company closed the first tranche selling approximately 2,650,000 shares of common stock plus warrants to purchase approximately 1,325,000 shares exercisable at $1.00 per share.  Proceeds were $1,805,851 net of investment agent cash fees of $181,654.  At the first closing, the company also issued an aggregate of approximately 212,000 warrants, with an estimated value of $150,647, to its agents in the April 2004 Financing.

Concurrent with the April 2004 Financing, holders of all the $4,160,000 principal amount of the Company’s Revolving Notes converted these Revolving Notes, plus accrued interest, into the Company’s common stock at a conversion price of $0.75 per share.  At March 31, 2004, these Notes are represented as a portion of the Lines of Credit balance on the Balance Sheet.  Shareholder approval for this issuance was obtained at the Company’s shareholder meeting of February 5, 2004.  The Company issued approximately 5,903,850 shares of its common stock in this transaction.

Following shareholder approval, expected to be received at the Company’s Annual Meeting scheduled for June 2004, the Company expects to close on the second tranche of the April 2004 Financing.  Based on commitments received, the Company expects to issue an additional 10,884,000 shares of its common stock and 5,442,000 warrants in this second closing and to receive estimated proceeds of approximately $8,162,000.  At the second closing, the Company also expects to issue an aggregate of approximately 870,700 warrants to its agents in the April 2004 Financing.  As a condition precedent to the second closing, the Company expects the holders of approximately $8,559,000 principal amount of its Secured Promissory Notes (“Promissory Notes”) to convert these Promissory Notes, plus accrued interest, into shares of its Common Stock at a value of $0.75 per share.

The terms of the securities Purchase Agreement provide for the sale of up to $15 million of the company’s common stock, plus warrants.  Accordingly the Company may sell an additional $4.85 million of its common stock at the second closing.  In addition, the Company may sell a further $2.25 million of its common stock (without warrants) as an over allotment option to purchasers of the securities in the April 2004 Financing.

On May 3, 2004, the Company repaid its last Senior Secured Note in the principal amount of $1,250,000 to Xmark.  As a result, Xmark’s remaining security interest in assets of the Imagent Business relates solely to its put right, which at March 31, 2004 totaled $1,779,668.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Portions of the discussion in this Form 10-QSB contain forward-looking statements and are subject to the “Risk Factors” described below. References to the “Company,” “IMCOR,” “we” or “our” are to IMCOR Pharmaceutical Co. (formerly known as Photogen Technologies, Inc.) and, where appropriate, our 80.1% owned joint venture company, Sentigen, Ltd.  References to the “Imagent Business”, “Technology Purchase” or “Purchased Technology” are to the medical imaging business of Alliance Pharmaceutical Corp. (“Alliance”) acquired by us on June 18, 2003.  Imagent® is a registered trademark owned by IMCOR.

The accompanying financial statements have been prepared assuming we are a going concern.  The company currently receives financing through its use of demand notes payable to its major institutional investor.  Without the continuation of the use of these notes or obtaining additional debt or equity financing we will not be able to continue to fund operations.  The financial statements for the three month period ending March 31, 2004 do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from this uncertainty.

On April 14, 2004, we announced the receipt of commitments to purchase approximately $10.1 million of our common stock at $0.75 per share plus half a warrant to purchase an additional share exercisable at $1.00 per share.  We closed on the first tranche of this financing on April 19, 2004, issuing approximately 2,650,000 shares of common stock and 1,350,000 warrants for gross proceeds of approximately $1,987,000.  Please see “Subsequent Events”, below.

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

On June 18, 2003, we closed the acquisition of the Imagent Business.  The amount of consideration was determined through arms-length negotiations.  The attractiveness of the ultrasound imaging market potential together with the acquisition of an approved product and an extensive intellectual property portfolio were fundamental reasons for the acquisition and primary determinants of the purchase price of Purchased Technology of approximately $16,572,000, plus future earn out payments as describe in the agreement based upon Imagent revenue.

As part of the development plan for Imagent, we expect to continue to use the services of

Cardinal and inChord.  Currently, Imagent will be marketed and distributed in the United States through agreements with Cardinal. Various Cardinal companies will also provide packaging, sales support, and distribution services.  InChord will provide advertising, medical education and similar services.

During 2003 we entered into a series of agreements with Xmark.  We remain obligated to make the second principal payment of $1,250,000 under an obligation assumed in the acquisition of the Imagent Business.  The remaining payment was due on the earlier of (i) November 3, 2003 or (ii) the consummation of one or more institutional financings resulting in aggregate gross proceeds to us of at least $18,000,000.  We have exercised our right to extend the November 3rd due date monthly until May 3, 2004 for a fee ranging from $50,000 to $100,000 per month.

On May 3, 2004, we repaid the last Senior Secured Note in the principal amount of $1,250,000 to Xmark.  During the period ended March 31, 2004 Xmark sold 190,000 common shares subject to the put right.  As a result we have reduced the contingent obligation under the agreement by $190,000.  Xmark’s remaining security interest in assets of the Imagent Business relates solely to its put right, which at March 31, 2004 totaled $1,779,668.

Xmark’s put right, as set forth in the Going Forward Agreement, requires that, if Xmark does not otherwise sell the shares subject to the put right, we must repurchase those shares at $1.00 per share.  Our remaining put right obligations to Xmark are secured by a first priority security interest on the Imagent related tangible and intangible assets.  Xmark would be entitled to foreclose on its lien covering these assets if we default on our obligations to Xmark, if we lose FDA approval for Imagent, if we fail to pay other debts, or if we file for bankruptcy protection or similar matters.  The put right is fully exercisable beginning on the earlier of 13 months after the closing of the acquisition of the Imagent assets or the date on which we close a financing for $20,000,000 or more and expires on June 18, 2005.  Before that time, Xmark can exercise the put right in quarterly installments beginning 90 days after the closing of our acquisition of the Imagent assets.  In connection with these quarterly installments, we can elect to defer repurchasing the shares if we lack adequate cash to satisfy our operating and working capital requirements for the subsequent 18-month period based on an operating plan approved by our Board.  We agreed to use our reasonable efforts to have sufficient cash to meet our operating plan.  If we do not repurchase these shares, Xmark is entitled to a payment of 1.5% of the value of the shares not repurchased for any 30-day period or pro rata portion thereof during which such failure is continuing.

We are currently funding our operations through the use of proceeds received from our licensing agreement with Kyosei Pharmaceutical Co., Ltd., a unit of Sakai Group of Japan, demand notes we have issued to two major institutional investors and proceeds from the closing of the first tranche of a private placement of equity securities received during April 2004..   Although we are aggressively seeking additional equity or debt financing, we are currently dependant upon the sale of these notes to finance our current operations.  Without additional financing we will not have sufficient cash resources to meet our current commitments.  We will need substantial additional financing for our research, clinical testing, product development and marketing programs.  We cannot accurately estimate the amount of additional financing required; however, the amount could be an additional $30 million or more over the next several years depending significantly on the level of sales of Imagent and expenditures on marketing, manufacturing, research and administrative overhead.  In particular, we are currently seeking to raise additional capital through the sale of stock to accredited investors.  See “Subsequent Events” and “Risk Factors — We must raise additional financing in the future and our inability to do so will prevent us from continuing as a going concern and implementing our business development plan,” below.

IMCOR is based in San Diego, California.  We have approximately 30 full time employees and a 53,000 square foot facility in San Diego a part of which is an FDA approved cGMP (current Good Manufacturing Practices) manufacturing plant sufficient for our current and projected manufacturing needs of Imagent.  Our personnel have expertise in sales, marketing and manufacturing, clinical development, clinical trial design and regulatory approval processes.  To supplement our internal capabilities, we work closely with consultants experienced in drug development and regulatory requirements, third party research laboratories, contract research organizations and manufacturers for clinical material supplies and the management of clinical trials and with academic and other institutions to conduct specified research projects.

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

We consider the valuation of our investment in the purchased technology of Imagent to be a significant estimate.  The carrying value of this purchased technology at March 31, 2004 is approximately $14,654,000, net of accumulated amortization.  The assumptions underlying the financial forecast have been based on currently available information including estimates of market size and penetration, pricing, competitive threats and general operating expenses.  We have also instituted litigation against Amersham, and Amersham has responded with counter-claims.  Should we lose this litigation, our business and the value of the Purchased Technology would be materially and adversely affected.  These estimates may change and such changes may impact future estimates of carrying value.

We also consider our investment in the joint venture with affiliates of Élan Corporation, plc (“Élan”) to be subject to a significant estimate.  The carrying value of our 80.1% equity interest in Sentigen, Ltd., the joint venture entity, plus advances to Sentigen, Ltd., at March 31, 2004 totaled approximately $2,607,000.  The assumptions underlying the financial forecasts were based on currently available information, including estimates of development costs, pricing, operating expenses and market sizes and penetration.  These estimates may change and any such changes may impact future estimates of appropriate carrying values.

Results of Operations

Prior to our acquisition of the Imagent Business in June, 2003, our efforts were focused on the development and clinical testing of diagnostic products, specifically PH-50, being developed as a cardiovascular imaging agent, and N1177, being developed for lymphography, the diagnosis of cancer metastasizing to lymph nodes.  To date, we have not generated significant revenues from the sale of any proposed diagnostic products or other operations.  Net loss applicable to common shareholders (after preferred dividends) was $5,199,362 and $5,277,797 for the three month periods ended March 31, 2003 and 2004, respectively, and our cumulative losses since inception, including “in-kind” preferred stock and beneficial conversion dividends totaling $8,989,379, are approximately $65,418,738.

The accompanying financial statements for the period ended March 31, 2003 represent the operations of the Company prior to the acquisition of the Imagent Business and those for the period ended March 31, 2004 include the results of operations following the acquisition.  Please see Note 4 to the financial statements for a presentation of the pro-forma results of operations for all periods.

Since inception, IMCOR had been developing products for both therapeutic and medical imaging applications.  As one of a series of transactions on November 12, 2002, we split off our therapeutic business to certain founding shareholders.  Accordingly, the expenses associated with that business have been reclassified as discontinued operations.

In December 2003 we entered into a license agreement with Kyosei for the development and marketing of Imagent in Japan for all radiology and cardiology indications.  Terms of the agreement call for the payment to IMCOR of up to $10 million in fees and development milestone payments plus royalties on commercial sales.  Kyosei will also pay IMCOR to manufacture Imagent for Kyosei’s clinical and commercial requirements.  At the closing, we received a gross payment of $2 million from Kyosei.   We are recognizing income from that payment ratably over the twelve year expected life of the Kyosei agreement.  Accordingly, we recognized $41,667 as License Revenue in the first quarter of 2004.

Research and development expenses for the quarters ended March 31, 2003 and 2004 were $554,163, and $960,831 respectively.  These expenses include personnel costs, fees and other compensation paid to outside consultants, and costs associated with conducting preclinical and clinical studies and manufacturing product to be used in these studies.

The increase in research expenses was primarily due to the increase in the number of research personnel and supporting laboratory spending we incurred as a result of acquiring the Imagent Business.Substantially all of the research expenses in 2004 were oriented to expenses associated with regulatory compliance and continued development of Imagent for new indications.  We expect our development priorities, based on the availability of sufficient capital, to focus on the continued development of PH-50, compliance with regulatory obligations for Imagent and development of new indications for Imagent.  Expenses associated with the development of N1177 are charged to our joint venture, and expenses associated with the development of our other products are borne completely by us.

Selling, general and administrative expenses the quarters ended March 31, 2003 and 2004 were $4,195,358 and $3,705,734 respectively.  These expenses include in 2003 costs associated with our acquisition of the Imagent business prior to firmly committing to the acquisition (costs incurred following our firm commitment to acquire the Imagent business have been capitalized as part of the acquisition cost) including (i) provisions we had taken against advances we had made to Alliance and shares of our common stock we had issued to Xmark pursuant to a standstill agreement with Xmark and (ii) costs of conducting due diligence and other activities related to the acquisition of the Imagent Business, and (iii) costs associated with obtaining patent protection for our intellectual property, costs associated with administrative personnel and corporate management, the amortization of options granted to our employees, legal and related expenses and facilities expenses.  In 2004, these costs also included the costs of selling and marketing programs for Imagent and amortization of Purchased Technology related to the acquisition of the Imagent Business.

In the fourth quarter of 1999, we entered into a joint venture with affiliates of Elan for the development of N1177, a potential product to identify and diagnose lymph nodes for the presence of cancer. We own 80.1% of the joint venture entity, Sentigen, Ltd., with the balance owned by Elan.  During the first quarter 2003 and 2004 we recorded losses from the joint venture of $195,897 and $195,897, respectively.  As there have been delays, principally due to capital constraints, on the development of N1177, these losses were substantially the result of the amortization of the license purchased from Élan as, due to the lower priority of the development of N1177, limited development work was being conducted.

Investment and other income for the quarters ended March 31, 2003 and 2004 was $4,522, and $224,236, respectively.  Investment income is generated by the amount of capital in our investment portfolio prior to it being used to fund our operations and the rate of interest earned on that capital.  We invest funds in the investment portfolio in U.S. Government obligations.  In 2003 investment and other income reflected earnings on the investment portfolio following our capital raising efforts in late 2002.  In 2004 investment and other income reflected:

•                  reversal of the remaining provision for the closing of our former offices in New Hope, PA upon the landlord’s successful efforts in replacing our lease;

•                  disgorgement of profits to the Company resulting from certain sales of our common stock by a shareholder, deemed to be an affiliate of the company;

•                  sales proceeds resulting from the test marketing of Imagent; and

•                  earnings on the investment portfolio.

•                  We expect investment income to continue to fluctuate both as the size of the investment portfolio decreases or increases and as the rate of interest earned by the portfolio varies due to shifts in short term interest rates.

Purchases of equipment and leasehold improvements for the quarters ended March 31, 2003 and 2004 were $0 and $4,520, respectively.  Our purchases, if any, are primarily for the acquisition of laboratory and other equipment necessary to conduct manufacturing operations and leasehold improvements at our offices in San Diego.  During the next twelve months, assuming that we obtain sufficient capital,  we expect capital expenditures for equipment to be less than $500,000.

We have issued two series of convertible preferred stock: Series A, issued in October 1999, which remains outstanding, and Series B Preferred Stock, issued in February 2000, which was retired in November 2002 and the Series B shares were converted into shares of our common stock.  The holder of Series A Preferred Stock is entitled to a mandatory, cumulative, semi-annual payment-in-kind dividend of 7% (i.e., 0.07 additional shares of Series A Preferred Stock).  The terms of the Series A Preferred Stock also created additional preferred returns for the holders as the Series A Preferred Stock was issued with detachable warrants.  That additional return has been fully amortized over the period from issuance through October 2001, when the stock was first convertible.  We recorded preferred stock dividends of $258,466 and $276,870 in the quarters ended March 31, 2003 and 2004 for Series A Preferred Stock.

Subsequent Events

On April 14, 2004, we announced that we had received commitments to purchase approximately $10.1 million of its common stock at a price of $0.75 per share plus half a warrant to purchase an additional share exercisable at $1.00 per share (the “April 2004 Financing”).  Pursuant to NASD Marketplace regulations requiring shareholder approval prior to the company’s issuance of greater than 20% of its common stock outstanding, we are closing the financing in two tranches.  On April 19, 2004 we closed the first tranche selling approximately 2,650,000 shares of common stock plus warrants to purchase approximately 1,325,000 shares exercisable at $1.00 per share.  Proceeds were $1,805,851 net of investment agent cash fees of $181,654.  At the first closing, we also issued an aggregate of approximately 212,000 warrants to its agents in the April 2004 Financing, with an aggregate fair value of approximately $150,600.

Concurrently, the holders of all the $4,160,000 principal amount of our Revolving Notes converted these Revolving Notes, which are included within Lines of Credit on the balance sheet, plus accrued interest, into the Company’s common stock at a conversion price of $0.75 per share.  Shareholder approval for this issuance was obtained at the Company’s shareholder meeting of February 5, 2004.  The Company issued approximately 5,903,850 shares of its common stock in this transaction.

Following shareholder approval, expected to be received at our Annual Meeting scheduled for late June 2004, we expect to close on the second tranche of the April 2004 Financing.  Based on commitments received, we expect to issue an additional 10,884,000 shares of our common stock and 5,442,000 warrants in this second closing and to receive estimated proceeds of approximately $8,162,000.  At the second closing, we also expect to issue an aggregate of approximately 870,700 warrants to its agents in the April 2004 Financing.  As a condition precedent to the second closing, we expect the holders of approximately $8,559,000 principal amount of our Secured Promissory Notes (“Promissory Notes”), which are included within Lines of Credit on the balance sheet, to convert these Promissory Notes, plus accrued interest, into shares of our Common Stock at a value of $0.75 per share.

The terms of the Securities Purchase Agreement provide for the sale of up to $15 million of our common stock, plus warrants.  Accordingly we may sell an additional $4.85 million of our common stock at the second closing.  In addition, we may sell a further $2.25 million of our common stock (without warrants) as an over allotment option to purchasers of the securities in the April 2004 Financing.

On May 3, 2004, we repaid the last Senior Secured Note in the principal amount of $1,250,000 to Xmark.  As a result, Xmark’s remaining security interest in assets of the Imagent Business relates solely to its put right, which at March 31, 2004 totaled $1,779,668.

Liquidity; Capital Resources

At March 31, 2004, we had cash and cash equivalents totaling approximately $76,234.  Our ability to conduct operations is entirely dependent on our ability to obtain additional capital.  Without additional financing we may not have sufficient cash resources for our entire fiscal year ending December 31, 2004.

We have been financing our operations from three sources: borrowings, evidenced by secured promissory notes, payable upon demand, from our principal institutional investors, the proceeds (net of taxes and expenses) that we have received from our licensing of Imagent to Kyosei in Japan and, in April 2004 net proceeds from the closing of the first tranche of our sale of common stock and warrants to certain institutional investors.

We will need substantial additional financing for our manufacturing and marketing operations as well as research, clinical testing and product development programs.  We cannot accurately estimate the amount of additional financing required; however, the amount could be an additional $30 million or more over the next several years.  If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result.  However, there can be no assurance that such capital will be available under acceptable terms, if at all.  See “Risk Factors-We must raise additional financing in the future and our inability to do so will prevent us from continuing as a going concern and implementing our business development plan,” below.

On June 18, 2003, we closed the acquisition of the Imagent Business from Alliance.  At the closing, we paid approximately $669,000 in cash and delivered 2,198,137 shares of our common stock.  Following a Special Meeting of Stockholders held on February 5, 2004 we issued an additional aggregate of approximately 2,054,000 shares of our common stock to certain other creditors of Alliance.  We are obligated to pay additional amounts to Alliance secured and unsecured creditors at various times between 90 and 365 days after the closing, (i) the remaining $1,250,000 to Xmark which was paid on May 3, 2004, (ii) subject to reaching satisfactory agreements with certain Alliance secured and unsecured creditors, an aggregate amount of up to approximately $2,825,000 to creditors other than Xmark and (iii) pay certain royalties based upon sales of Imagent through June 2010, subject to certain offsets.

We are currently in default under obligations to pay $775,000 to creditors of Alliance in connection with our acquisition of Imagent and we are in default under an equipment lease and the lessor has demanded approximately $787,000.  We also have not registered the resale of shares we issued in connection with that acquisition, which in some cases is a condition to the effectiveness of agreements to release us from any claims by the Alliance creditor.

Except as specifically amended by the Letter Agreement, the terms of the Going Forward Agreement and the other agreements governing our obligations to Xmark remain in effect,

including Xmark’s put right with respect to an aggregate 1,779,668 shares, or $1,779,668 of our common stock that Xmark owns.

Three of our existing institutional investors have provided capital to us in exchange for our Promissory Notes in an aggregate principal amount of up to $12,719,500 at March 31, 2004.  The notes bear interest at a rate of 7.25% per annum, compounded monthly.  A total of $4,160,000 of these notes is convertible into our common stock.  Unless converted into common stock, amounts due under the notes were payable on the earlier of August 5, 2003 or the date that we commit various defaults or become subject to bankruptcy or similar proceedings.  We defaulted on the payment of $4,160,000 of these notes on August 5, 2003; however while under no obligation to do so, these investors continued to loan us capital under demand notes, which bear interest at the rate of 7.25% per annum, compounded monthly.

The entire principal and interest outstanding under our convertible notes to these investors automatically converts into shares of our common stock on the same terms and at the same price as the shares issued in a financing for additional long-term capital.  On April 19, 2004, the $4,160,000 of convertible notes was converted into shares of our common stock at an exchange ratio of $.75 per share.

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

We have two long-term commitments that are not recorded on our financial statements.  At the time of the acquisition of the Imagent business, we entered into a non-cancelable operating lease agreement with a unit of Baxter International for certain equipment used for the manufacture of Imagent.  Our annual cost for this lease is approximately $126,000.  We lease our office and manufacturing space in San Diego, California.  Annual rent for the California lease, which expires in 2008, is approximately $792,000.  In addition, we have provided for the remaining lease payments of certain laboratory equipment that is no longer useful to our operations.  The lease expires in 2004.  We are in default under the equipment lease and have received a demand letter from the lessor for payment of $787,000 for remaining unpaid lease obligations and other fees.  We are attempting to negotiate a resolution with the lessor but there can be no assurances that we will be successful in this regard.

Plan of Operation

Management believes it lacks sufficient working capital to fund operations for the entire fiscal year ending December 31, 2004.  Therefore, substantial additional capital resources will be required to fund the ongoing operations related to our marketing and manufacturing of Imagent and our research and business development activities.  Our financial condition raises substantial doubt about our ability to continue as a going concern.  We believe there are a number of potential alternatives available to meet the continuing capital requirements such as public or private financings or collaborative agreements.  We are taking continuing actions to reduce our ongoing expenses.  If adequate funds are not available, we will be required to significantly curtail our operating plans and may have to sell or license out significant portions of our technology or potential products.  Our financial statements, including those contained in this Form 10-QSB, do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

Depending on the availability of capital and whether or not we pursue a sale or licensing strategy for Imagent, we will focus our operating efforts on the sales and marketing of Imagent and the development of PH-50.  Subject to the availability of sufficient capital, we expect to continue to incur losses for at least the next three years as we intensify research and development, preclinical and clinical testing and associated regulatory approval activities and engage in or provide for the manufacture and/or sale of any products that we have or may develop.

Greater capital resources would also enable us to quicken and expand our marketing and research and development activities, and our failure to raise additional capital will (absent a suitable collaborative agreement providing for a third party to take over these functions) significantly impair or curtail our ability to conduct further activities.  In any event, complete development and commercialization of our technology will require substantial additional funds.  We are seeking to raise capital through the sale of our common stock or other securities in a private placement to fund our immediate and longer-term capital needs. See “Risk Factors-We must raise additional financing in the future and our inability to do so will prevent us from continuing as a going concern and implementing our business development plan,” below.

As of March 31, 2004, we expect to pay the following contractual obligations and commitments:

	Payments due by Year
	2004	2005-2006	2007-2008	Beyond 2008	Total

Recorded Liabilities
Long term debt	$—	$—	$—	$—	$—
Imagent purchase obligations	3,515,811	—	—	—	3,515,811
Commitments
Operating Lease Commitments	999,083	1,900,569	1,024,595	—	3,924,247

Total Contractual Obligations	$4,514,894	$1,900,569	$1,024,595	$—	$7,440,058

Recent Accounting Pronouncements

During the quarter ended March 31, 2004 there were no new Accounting Pronouncements impacting the Company’s accounting, financial position or operating results.

ITEM 3.                  CONTROLS AND PROCEDURES

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

Subsequent to the company’s evaluation, there were no significant changes in internal control over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

ITEM 2.                  CHANGES IN SECURITIES

During the three-month period ending March 31, 2004, we have issued securities in the transactions described below without registration under the Securities Act.  These securities were offered and sold by us in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering, and/or Rule 701 under the Securities Act relating to transactions occurring under compensatory benefit plans.  We relied on representations and warranties from the purchasers of the securities that they were acquiring the securities for their own account and not with a view to, or for sale in connection with, any distribution of the securities in violation of the Securities Act.

•                  In January 2004 the Company recognized the issuance of 6,250 shares of its Common Stock as compensation for services provided by a consultant.

•                  On March 5, 2004 the Company issued 2,054,000 shares of its Common Stock to certain creditors of Alliance.  The value of 1,985,522 of these shares was treated as acquisition consideration at fair market value for the Purchased Technology.  The value of the remaining 68,478 shares was treated as a penalty due to delays in securing shareholder approval of the issuance of these shares.

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

On May 3, 2004, we repaid the last Senior Secured Note in the principal amount of $1,250,000 to Xmark.  As a result, Xmark’s remaining security interest in assets of the Imagent Business relates solely to its put right, which at March 31, 2004 totaled $1,779,668.

Except as specifically amended by the Agreement, the terms of the Going Forward Agreement and the other agreements governing our obligations to Xmark remain in effect, including, but not limited to, Xmark’s put right with respect to our common stock that Xmark owns.

We were also obligated to repay our convertible promissory notes in favor of three of our investors for an aggregate principal amount of $4,160,000 as of August 5, 2003.  We were unable to meet our obligation under the terms of these notes at that time; however, these note holders continue to loan us capital, as evidenced by secured promissory notes bearing interest at 7.25% per annum, compounded monthly and payable upon demand.  Our obligations to these note holders are secured by a second priority lien in favor of the note holders on our Imagent-related assets and a first priority lien in favor of the note holders on all of our other assets.  On April 19, 2004, the $4,160,000 of convertible notes was converted into shares of our common stock at an exchange ratio of $.75 per share.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 5, 2004, we held a Special Meeting of Stockholders (the “Special Meeting”) pursuant to a Proxy Statement dated January 13, 2004 whereby the stockholders: i) approved the issuance of more than 20% of the Company’s voting stock to certain creditors of Alliance Pharmaceutical Corp in connection with the Company’s acquisition of Alliance’s assets related to its imaging and diagnostic imaging business, which closed on June 18, 2003; ii) approved the issuance of additional shares of common stock upon the conversion of secured promissory notes in the aggregate principal amount of $4,160,000, at the same price as the Company sells shares in a qualified financing; iii) approved an amendment to the Company’s articles of incorporation to change its name to IMCOR Pharmaceutical Co.; iv) authorized the Company’s Board of Directors to amend the Company’s articles of incorporation to effect, when and as determined by the Board in its sole discretion within the 2004 calendar year, a reverse stock split in a range between one-for-two up to one-for-five; and v)  ratified the engagement of Moss Adams LLP as the Company’s independent certified public accountants for the 2004 fiscal year.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from what is currently anticipated.  We make cautionary statements in certain sections of this Form 10-QSB, including under “Risk Factors.”  You should read these cautionary statements as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB, in the materials referred to in this Form 10-QSB, in the materials incorporated by reference into this Form 10-QSB, or in our press releases or other public statements.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-QSB or other documents incorporated by reference might not occur.  No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement. We do not undertake any obligation to release publicly any revisions to these forward looking statements, to reflect events or circumstances after the date of this Form 10-QSB, or to reflect the occurrence of unanticipated events, except as may be required under applicable securities laws.

The following are the key risk factors that may affect our future results:

We must raise additional financing in the future and our inability to do so will prevent us from continuing as a going concern and implementing our business development plan.

Our cash and securities on hand at March 31, 2004 was approximately $76,200.  We have expended all this cash and are currently funding our operations through the net proceeds of our license of Imagent in Japan and the net proceeds of the first closing of our $10.1 million private equity financing announced in April, 2004.  We will need substantial additional financing to continue operations including our manufacturing, marketing and product development programs.

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

We are currently in default under obligations to pay $775,000 to creditors of Alliance Pharmaceutical Co. in connection with our acquisition of Imagent and we are in default under an equipment lease and the lessor has demanded approximately $750,000 in remaining lease payments and other fees.  We also have not registered the resale of shares we issued in connection with that acquisition, which in some cases is a condition to the effectiveness of agreements to release us from any claims by the Alliance creditor.

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

We have incurred losses since the beginning of our operations.  As of March 31, 2004, we have incurred cumulative net losses (before dividends on preferred stock) of approximately $56,366,000.  We expect our losses to increase in the future as our financial resources are used for manufacturing, marketing, research and development, preclinical and clinical testing, regulatory activities, and other related expenses.  We may not be able to achieve or maintain profitability in the future.  We have never declared or paid any cash dividends to stockholders and do not expect to do so in the foreseeable future.

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

As of March 31, 2004, a small group of stockholders control approximately 55.4% of our outstanding common stock (including shares issuable, following shareholder approval, related to the acquisition of the Imagent Business).  These stockholders are also parties to a Voting, Drag-Along and Right of First Refusal Agreement (the “voting agreement”) concerning the election of certain designees to the Board of Directors and certain other corporate actions.  The Voting Agreement requires these stockholders to vote their shares for the election of certain individuals nominated by parties to the Voting Agreement.  This concentration of ownership and control may delay or prevent a change in control of IMCOR, and may also result in a small supply of shares available for purchase in the public securities markets. These factors may affect the market and the market price for our common stock in ways that do not reflect the intrinsic value of our common stock.

The price and trading volume of our common stock fluctuates significantly, like that of many biopharmaceutical companies, which may make it difficult for us or a stockholder to sell our common stock at a suitable price and may cause dilution for existing stockholders when we issue additional shares.

During the period from January 1, 2003 through March 31, 2004 the closing trade price of our common stock ranged from $2.73 to $0.90 per share.  Daily trading volume ranged from zero shares to approximately 132,250 shares during that period.

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

+4.3

Form of Secured Promissory Note by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and each of Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Mi3 LP.  (Filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.)

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

+4.9

Warrant Agreement dated as of November 12, 2002 between Broadmark Capital LLC and IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.).  (Filed as Exhibit 10.27 to the company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

+4.10

Non-Qualified Stock Option Award Agreement dated as of January 14, 2004 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Taffy J. Williams, Ph.D.  (Filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.)

*4.11	Form of Securities Purchase Agreement dated as of April 19, 2004, between IMCOR Pharmaceutical Co. and each of the purchasers signatory thereto.
*4.12	Form of Warrant Agreement dated as of April 19, 2004 between IMCOR Pharmaceutical Co. and each of the purchasers signatory to the Securities Purchase Agreement dated as of April 19, 2004.

*4.13

Form of Registration Rights Agreement dated as of April 19, 2004 entered into by and between IMCOR Pharmaceutical Co. and each of the purchasers signatory to the Securities Purchase Agreement dated as of April 19, 2004.

*4.14	Form of Securities Purchase Agreement dated as of April 19, 2004, by and among IMCOR Pharmaceutical Co., Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Mi3 LP.
*4.15	Form of Registration Rights Agreement dated as of April 19, 2004 by and among IMCOR Pharmaceutical Co. and each of Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Mi3 LP.

*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Incorporated by Reference.

* Filed herewith.

(b)           Reports on Form 8-K.

The following reports on Form 8-K were filed during the three-month period ending March 31, 2004:

On January 14, 2004, the company filed a Form 8K stating that it had received a notice of additional deficiencies from Nasdaq, specifically that it did not hold an annual meeting of its stockholders during 2003.

On February 9, 2004, the company filed a Form 8K detailing the results of a Special Meeting of Stockholders (the “Special Meeting”) pursuant to a Proxy Statement dated January 13, 2004 whereby the stockholders: i) approved the issuance of more than 20% of the Company’s voting stock to certain creditors of Alliance Pharmaceutical Corp in connection with the Company’s acquisition of Alliance’s assets related to its imaging and diagnostic imaging business, which closed on June 18, 2003; ii) approved the issuance of additional shares of common stock upon the conversion of secured promissory notes in the aggregate principal amount of $4,160,000, at the same price as the Company sells shares in a qualified financing; iii) approved an amendment to the Company’s articles of incorporation to change its name to IMCOR Pharmaceutical Co.; iv) authorized the Company’s Board of Directors to amend the Company’s articles of incorporation to effect, when and as determined by the Board in its sole discretion within the 2004 calendar year, a reverse stock split in a range between one-for-two up to one-for-five; and v)  ratified the engagement of Moss Adams LLP as the Company’s independent certified public accountants for the 2004 fiscal year.

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2004	IMCOR Pharmaceutical Co.

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

+4.3

Form of Secured Promissory Note by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and each of Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Mi3 LP.  (Filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.)

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

+4.9

Warrant Agreement dated as of November 12, 2002 between Broadmark Capital LLC and IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.).  (Filed as Exhibit 10.27 to the company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

+4.10

Non-Qualified Stock Option Award Agreement dated as of January 14, 2004 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Taffy J. Williams, Ph.D.  (Filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.)

*4.11	Form of Securities Purchase Agreement dated as of April 19, 2004, between IMCOR Pharmaceutical Co. and each of the purchasers signatory thereto.
*4.12	Form of Warrant Agreement dated as of April 19, 2004 between IMCOR Pharmaceutical Co. and each of the purchasers signatory to the Securities Purchase Agreement dated as of April 19, 2004.

*4.13

Form of Registration Rights Agreement dated as of April 19, 2004 entered into by and between IMCOR Pharmaceutical Co. and each of the purchasers signatory to the Securities Purchase Agreement dated as of April 19, 2004.

*4.14	Form of Securities Purchase Agreement dated as of April 19, 2004, by and among IMCOR Pharmaceutical Co., Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Mi3 LP.
*4.15	Form of Registration Rights Agreement dated as of April 19, 2004 by and among IMCOR Pharmaceutical Co. and each of Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Mi3 LP.

*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

+Incorporated herein by reference