Form 10QSB
period 2004-06-30
IMCOR PHARMACEUTICAL CO
filed 2004-08-23
CIK 761237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒  No     ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 79,840,300 shares of common stock, $.001 par value per share, issued and outstanding at August 15, 2004.

Transitional Small Business Disclosure Format (check one):

Yes     ☐    No     ☒

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IMCOR Pharmaceutical Co.

(Formerly Photogen Technologies, Inc.)

(A Development Stage Company)

Consolidated Condensed Balance Sheets

All amounts in $

	June 30, 2004	Dec 31, 2003
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$7,060,869	$1,657,594
Accounts receivable	15,855	—
Deposits	—	108,721
Prepaid expenses	510,102	492,718
Total Current Assets	7,586,826	2,259,033

Property, Plant and Equipment, less accumulated depreciation of $1,842,009 and $996,091 at June 30, 2004 and December 31, 2003, respectively	5,400,761	6,294,560

Prepaid Royalty	387,381	—

Patent Costs, net of amortization of $211,632 and $183,854 at June 30, 2004 and December 31, 2003, respectively	288,368	316,146

Deposits	348,383	338,383

Purchased Technology, net of amortization of $1,309,806 and $658,217 at June 30, 2004 and December 31, 2003, respectively	14,328,340	14,979,929

Technology License, net of amortization of $4,128 at June 30, 2004	731,788	—

Investment in and Advances to Affiliate	—	2,803,114
Total Assets	$29,071,847	$26,991,165

Liabilities and Shareholders’ Equity/(Deficit)

Current Liabilities
Accounts payable	$2,316,120	$1,884,791
Accrued expenses	3,360,713	3,281,792
Obligations pursuant to equipment lease settlement	567,984	586,052
Secured bridge loan	702,863	—
Secured promissory notes	1,628,447	—
Royalty liability	400,000	—
Promissory notes	416,807	329,679
Secured lines of credit	—	11,735,036
Secured notes payable	—	1,250,000
Total Current Liabilities	9,392,934	19,067,351

Deferred Contract Revenue	3,873,810	2,000,000

Accrued Equipment Lease	—	133,888

Puttable Shares	—	1,969,668

Mezzanine Equity: Preferred stock; par value $.01 per share; 5,000,000 shares authorized including Series A Preferred Stock; 0 and 12,015 shares authorized, issued and outstanding at June 30, 2004 and December 31, 2003, respectively; liquidation preference $1,000 per share (in aggregate $12,015,000)	—	12,015,000

Shareholders’ Equity/(Deficit)
Preferred stock; par value $.01 per share; 5,000,000 shares authorized including: Series A Preferred Stock; 0 and 841 shares authorized, issued and outstanding at June 30, 2004 and December 31, 2003, respectively; liquidation preference $1,000 per share (in aggregate $841,000)	—	8

Common stock; par value $.001 per share; 150,000,000 shares authorized, 79,840,300 and 19,464,548 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	79,840	19,465

Additional paid-in capital	79,351,699	38,184,323
Common stock to be issued	51,667	5,120,159
Deficit accumulated during the development stage	(63,678,103)	(51,518,697)
Total Shareholders’ Equity/(Deficit)	15,805,103	(8,194,743)
Total Liabilities and Shareholders’ Equity	$29,071,847	$26,991,165

IMCOR Pharmaceutical Co.

(Formerly Photogen Technologies, Inc.)

(A Development Stage Company)

Consolidated Condensed Statements of Operations

(Unaudited)

All amounts in $

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	Cumulative Amounts From November 3, 1996 (inception) to June 30, 2004

License Revenue	$84,523	$—	$126,190	$—	$126,190

Operating Expenses
Research and development	926,076	266,279	1,886,907	820,442	8,773,223
Sales, general and administrative	4,142,655	2,270,231	7,831,761	6,465,589	38,721,050
Restructuring charges	—	—	—	—	1,541,455
Provision for future lease payments	—	—	—	—	1,264,208
Total Operating Expenses	5,068,731	2,536,510	9,718,668	7,286,031	50,299,936

Loss from Joint Venture	(2,017,749)	(4,801,648)	(2,213,646)	(4,997,545)	(14,518,000)

Investment and Other Income	19,236	2,291	243,472	6,813	1,459,807

Interest Expense	(329,334)	(53,988)	(596,753)	(53,988)	(1,546,815)
Loss from continuing operations	$(7,312,055)	$(7,389,855)	$(12,159,405)	$(12,330,751)	$(64,778,754)

Discontinued Operations
Loss from operations of discontinued therapeutic business	—	—	—	—	(10,679,101)
Gain from split-off of therapeutic business	—	—	—	—	11,779,752
Income (loss) from discontinued operations	—	—	—	—	1,100,651

Net Loss	$(7,312,055)	$(7,389,855)	$(12,159,405)	$(12,330,751)	$(63,678,103)

Dividends on Preferred Stock	(221,160)	(265,504)	(498,030)	(523,970)

Net Loss Applicable to Common Shareholders	$(7,533,215)	$(7,655,359)	$(12,657,435)	$(12,854,721)

Basic and Diluted Loss per Common Share	$(0.27)	$(0.44)	$(0.51)	$(0.75)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	28,138,446	17,532,111	24,808,999	17,105,467

IMCOR Pharmaceutical Co.

(Formerly Photogen Technologies, Inc.)

(A Development Stage Company)

Consolidated Condensed Statements of Shareholders’ Equity/(Deficit)

(Unaudited)

	Preferred Stock						Members’ Capital	Common Stock To be Issued	Additional Paid-in Capital	Deficit Accumulated Development Stage	Total

	Series A		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount

Contribution of capital	—	$—	—	$—	—	$—	$7,268	—	$—	$—	$7,268
Net loss for the period ended December 31, 1996	—	—	—	—	—	—	(1,779)	—	—	—	(1,779)

Balance, at May 15, 1997	—	$—	—	$—	—	$—	$9,000	—	$—	$(3,511)	$5,489

Issuance of common stock	—	—	—	—	1,578,208	1,578	—	—	1,801,872	—	1,803,450
Effect of recapitalization and merger	—	—	—	—	7,421,792	7,422	(9,000)	—	1,203,765	1,732	1,203,919
Cost associated with recapitalization and merger	—	—	—	—	—	—	—	—	(371,111)	—	(371,111)
Net loss for the period May 16, 1997 to December 31, 1997	—	—	—	—	—	—	—	—	—	(554,702)	(554,702)

Balance, at December 31, 1997	—	—	—	—	9,000,000	9,000	—	—	2,634,526	(556,481)	2,087,045

Issuance of common stock	—	—	—	—	218,755	219	—	—	6,999,781	—	7,000,000
Costs associated with common stock issuance	—	—	—	—	—	—	—	—	(50,000)	—	(50,000)
Options issued to consultants	—	—	—	—	—	—	—	—	45,446	—	45,446
Net loss for the year ended December 31, 1998	—	—	—	—	—	—	—	—	—	(1,973,913)	(1,973,913)

Balance, at December 31, 1998	—	—	—	—	9,218,755	9,219	—	—	9,629,753	(2,530,394)	7,108,578

Exercise of stock options	—	—	—	—	1,125	1	—	—	50,062	—	50,063
Issuance of warrants and options	—	—	—	—	—	—	—	—	3,664,749	—	3,664,749
Issuance of common stock	—	—	—	—	125,967	126	—	—	6,082,528	—	6,082,654
Issuance of preferred stock	12,015	120	—	—	—	—	—	—	11,578,839	—	11,578,959
Reclassification of Series A shares as mezzanine equity in accordance with EITF D-98	(12,015)	(120)	—	—	—	—	—	—	(11,578,839)	—	(11,578,959)

Net loss for the year ended December 31, 1999	—	—	—	—	—	—	—	—	—	(6,052,841)	(6,052,841)

Balance, at December 31, 1999 (restated)	—	—	—	—	9,345,847	9,346	—	—	19,427,092	(8,583,235)	10,853,203

	Preferred Stock						Members’ Capital	Common Stock To be Issued	Additional Paid-in Capital	Deficit Accumulated Development Stage	Total

	Series A		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount

Stock option compensation	—	—	—	—	—	—	—	—	125,020	—	125,020
Issuance of warrants and options	—	—	—	—	—	—	—	—	1,366,050	—	1,366,050
Issuance of preferred stock dividend	841	8	—	—	—	—	—	—	(8)	—	—
Issuance of preferred stock	—	—	337,056	3,370	—	—	—	—	5,272,970	—	5,276,340
Beneficial accretion of Series A shares reclassified as mezzanine equity	—	—	—	—	—	—	—	—	(240,464)	—	(240,464)
Net loss for the year ended December 31, 2000	—	—	—	—	—	—	—	—	—	(10,787,062)	(10,787,062)

Balance, at December 31, 2000 (restated)	841	8	337,056	3,370	9,345,847	9,346	—	—	25,950,660	(19,370,297)	6,593,087

Stock option compensation	—	—	—	—	—	—	—	—	64,729	—	64,729
Issuance of common stock for cash	—	—	—	—	49,245	49	—	—	418,674	—	418,723
Issuance of common stock in satisfaction Of anti-dilution provision	—	—	—	—	190,856	191	—	—	(191)	—	—
Issuance of preferred stock dividend	—	—	20,224	202	—	—	—	—	(202)	—	—
Beneficial accretion of Series A shares reclassified as mezzanine equity	—	—	—	—	—	—	—	—	(195,577)	—	(195,577)
Net loss for the year ended December 31, 2001	—	—	—	—	—	—	—	—	—	(9,723,016)	(9,723,016)

Balance, at December 31, 2001 (restated)	841	8	357,280	3,572	9,585,948	9,586	—	—	26,238,093	(29,093,313)	(2,842,054)

	Preferred Stock						Members’ Capital	Common Stock To be Issued	Additional Paid-in Capital	Deficit Accumulated Development Stage	Total

	Series A		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at December 31, 2001 (restated)	841	$8	357,280	$3,572	9,585,948	$9,586	$—	$—	$26,238,093	$(29,093,313)	$(2,842,054)

Stock option compensation	—	—	—	—	—	—	—	—	73,870	—	73,870
Issuance of warrants for service	—	—	—	—	—	—	—	—	322,000	—	322,000
Issuance of options in settlement of lawsuit	—	—	—	—	—	—	—	—	806,415	—	806,415
Employee compensation from stock options	—	—	—	—	—	—	—	—	988,184	—	988,184
Issuance of preferred stock dividends	—	—	40,194	402	—	—	—	—	(402)	—	—
Conversion of Series B to common stock	—	—	(397,474)	(3,974)	422,316	422	—	—	3,552	—	—
Beneficial inducement costs for convertible debt converted	—	—	—	—	—	—	—	—	206,348	—	206,348
Conversion of line of credit with Élan to common stock	—	—	—	—	128,437	128	—	—	3,082,359	—	3,082,487
Conversion of line of credit with entity controlled by director of company to common stock	—	—	—	—	2,314,815	2,315	—	—	— 2,497,685	—	2,500,000
Retirement of common stock returned in shareholder transaction (Note 6(f))	—	—	—	—	(5,137,109)	(5,137)	—	—	(12,221,182)	—	(12,226,319)
Issuance of common stock for cash	—	—	—	—	8,823,058	8,823	—	—	9,133,078	—	9,141,901
Net loss for the year ended December 31, 2002	—	—	—	—	—	—	—	—	—	348,119	348,119

Balance, at December 31, 2002 (restated)	841	$8	—	$—	16,137,465	$16,137	$—	$—	$31,130,000	$(28,745,194)	$2,400,951

Issuance of common stock for cash	—	—	—	—	27,778	28	—	—	29,972	—	30,000
Issuance of common stock for standstill agreement	—	—	—	—	750,000	750	—	—	1,173,000	—	1,173,750
Conversion of Series B to common stock	—	—	—	—	100	—	—	—	—	—	—
Options issued to consultants for services	—	—	—	—	—	—	—	—	9,200	—	9,200
Shares issued to consultant for services	—	—	—	—	68,750	69	—	—	132,193	—	132,262
Employee compensation from stock options	—	—	—	—	—	—	—	—	1,236,566	—	1,236,566
Shares issued in Imagent Business purchase	—	—	—	—	2,198,137	2,198	—	—	5,581,070	—	5,583,268
Shares to be issued in Imagent Business purchase	—	—	—	—	—	—	—	5,043,226	—	—	5,043,226

	Preferred Stock						Members’ Capital	Common Stock To be Issued	Additional Paid-in Capital	Deficit Accumulated Development Stage	Total

	Series A		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Shares previously subject to rescission	—	—	—	—	124,627	125	—	—	649,875	—	650,000
Shares issued to Xmark for penalties	—	—	—	—	98,826	99	—	—	163,577	—	163,676
Shares issued to Xmark for interest	—	—	—	—	21,649	22	—	—	48,575	—	48,597
Shares to be issued to Xmark and other former Alliance creditors for interest and penalties	—	—	—	—	—	—	—	76,933	—	—	76,933
Options exercised through cashless exercise	—	—	—	—	37,216	37	—	—	(37)	—	—
Xmark puttable shares classified as mezzanine equity	—	—	—	—	—	—	—	—	(1,969,668)	—	(1,969,668)
Net loss for the year ended December 31, 2003	—	—	—	—	—	—	—	—	—	(22,773,504)	(22,773,504)

Balance, at December 31, 2003 (restated)	841	$8	—	$—	19,464,548	$19,465	$—	$5,120,159	$38,184,323	$(51,518,698)	$(8,194,743)

Shares issued to consultant for services	—	—	—	—	6,250	6	—	—	7,682	—	7,688
Employee compensation from stock options	—	—	—	—	—	—	—	—	662,129	—	662,129
Shares issued in Imagent Business purchase	—	—	—	—	1,985,522	1,985	—	(5,043,226)	5,041,241	—	—
Shares issued for penalties	—	—	—	—	68,455	68	—	—	136,888	—	136,956
Shares to be issued for late stock registration penalties	—	—	—	—	—	—	—	44,973	—	—	44,973
Shares to be issued to Xmark and secured creditors for interest and penalties	—	—	—	—	—	—	—	132,951	—	—	132,951
Shares issued as payment for promissory notes	—	—	—	—	33,740,672	33,741	—	—	13,462,528	—	13,496,269
Shares issued for cash, net	—	—	—	—	25,374,999	25,375	—	—	9,299,625	—	9,325,000
Issuance of stock in settlement of lease	—	—	—	—	616,580	617	—	—	—	—	617
Xmark puttable shares issued from mezzanine equity	—	—	—	—	—	—	—	—	1,969,668	—	1,969,668
Conversion of Series A to common stock	(841)	(8)	—	—	195,263	195	—	—	12,161,260	—	12,161,447
Retirement of puttable shares	—	—	—	—	(1,611,989)	(1,612)	—	(203,190)	(1,573,645)	—	(1,778,447)
Net loss for the six months ended June30, 2004	—	—	—	—	—	—	—	—	—	(12,159,405)	(12,159,405)

Balance, at June 30, 2004	—	$—	—	$—	79,840,300	$79,840	$—	$51,667	$79,351,699	$(63,678,103)	$15,805,103

IMCOR Pharmaceutical Co.

(Formerly Photogen Technologies, Inc.)

(A Development Stage Company)

Consolidated Condensed Statements of Cash Flows

(Unaudited)

All amounts in $

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	Cumulative Amounts From November 3, 1996 (Inception)

Cash Flows From Operating Activities
Net loss	$(12,159,405)	$(12,330,751)	$(63,678,103)
Loss from discontinued operations	—	—	10,679,101
Depreciation and amortization	1,580,064	83,070	4,281,048
Prepaid Royalty expense	12,619	—	12,619
(Gain) Loss on disposal of fixed assets	2,200	—	40,624
Gain on sale of marketable securities	—	—	(18,503)
United States Treasury Notes amortization		—	12,586
Gain on sale of therapeutic business		—	(11,779,752)
Gain on equipment lease settlement	126,257	—	126,257
Allowance for notes receivable		1,491,500	658,217
Stock option compensation	662,129	538,470	3,586,467
Accrued interest on line of credit	495,248		813,283
Note payable for services rendered	53,299		382,980
Recognition of deferred contract revenue	(126,190)		(126,190)
Issuance of stock for standstill agreement	—	1,198,950	1,337,426
Beneficial inducement costs for convertible notes	—	—	206,348
Issuance of warrants in exchange for services rendered	—	—	4,317,091
Issuance of stock options in settlement of lawsuit	—	—	806,415
Issuance of stock for services rendered	7,688	62,313	139,949
Additional fee per Xmark exchange agreement	350,000	—	350,000
Loss from investment in affiliate	2,213,646	4,997,545	14,518,000
Issuance of stock for interest payments and penalties	314,879	—	440,408
Issuance of common stock in equipment lease settlement	617	—	617
Changes in operating assets and liabilities:
Prepaid expenses	(17,384)	(25,529)	(510,102)
Interest receivable	(15,855)	—	(15,855)
Accounts payable	251,836	(57,067)	2,206,627
Accrued expenses	78,921	706,707	174,255
Accrued equipment lease	—	(200,832)	1,050,589
Deferred contract revenue	2,000,000	—	4,000,000
Net cash used in operating activities (continuing operations)	(4,169,431)	(3,535,624)	(25,987,598)
Net cash used in discontinued operations	—	—	(10,679,101)
Cash Flows From Investing Activities
Sale of marketable securities	—	—	2,164,464
Purchases of marketable securities	—	—	(2,182,967)
Purchases of United States Treasury Notes	—	—	(38,656,973)
Sales of United States Treasury Notes	—	—	39,778,548
Purchase of capital assets	(4,970)	—	(641,847)
Proceeds from sale of equipment	—	—	145,551
Costs to acquire patent	—	—	(237,335)
Investment in and advances to affiliate	—	—	(15,107,468)
Increase in deposit	—	(10,000)	(777,753)
Investment in Alliance Pharmaceutical Corp.	—	—	(1,255,000)
Purchase of Imagent business	—	(6,181,640)	(5,074,761)
Principal payment on promissory notes	(500,000)	—	(500,000)
Principal payment on acquisition debt	(1,350,000)	—	(2,600,000)
Net cash used in investing activities	(1,854,970)	(6,191,640)	(24,945,541)
Net cash used in investing activities of discontinued operations	—	—	(1,306,676)
Cash Flows From Financing Activities
Principal payments on capital leases	—	—	(291,704)
Net proceeds from issuance of equity	9,325,000	30,000	49,864,340
Proceeds from capital contributions by shareholders	—	—	1,911,674
Proceeds from issuance of debt	2,102,676	4,660,000	18,866,586
Cost of recapitalization	—	—	(371,111)
Net cash provided by financing activities	11,427,676	4,690,000	69,979,785
Increase (decrease) in Cash and Cash Equivalents	5,403,275	(5,037,264)	7,060,869
Cash and Cash Equivalents, at beginning of period	1,657,594	6,090,904	—
Cash and Cash Equivalents, at end of period	$7,060,869	$1,053,640	$7,060,869

Noncash Operating, Investing and Financing Activities

2004

In the quarter ended June 30, 2004, the Company recorded accrued prepaid royalties of $400,000 which relate to deferred revenues received of $4,000,000 during 2003 and 2004.

In the quarter ended June 30, 2004, the mezzanine equity value of $12,015,000 was reclassified into shareholders’ equity upon the exchange of the Series A Preferred Stock for 195,263 shares of common stock.

In the quarter ended June 30, 2004, an additional increase in shareholders’ equity totaling $146,447, attributed to the above-referenced 195,263 shares of common stock recorded at fair market value (and which represented the 19.9% minority interest in the Sentigen joint venture), together with the Company’s 80.1% majority interest in the Sentigen joint venture, amounting to $589,469 (after reflecting an additional charge off in the joint venture investment of $2,213,646, recorded as “Loss from Joint Venture”), were recorded and reclassified, respectively, as “Technology License” asset totaling $735,916, before amortization.

In the quarter ended June 30, 2004, the Company issued promissory notes in part for $1,778,447 in exchange for Xmark’s 1,611,989 puttable shares valued at $1,611,989 and the release from additional obligations to issue additional shares, valued at $166,458, representing accrued interest ($74,263) and late registration penalties ($92,195).

In the quarter ended June 30, 2004, the Company issued 33,740,672 common shares in settlement of $13,496,269 in promissory notes and accrued interest previously due to Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Mi3, L.P.

2003

In 2003, the Company assumed $3,422,036 in accrued expenses and $2,500,000 of notes payable from Alliance Pharmaceutical Corp., issued stock valued at $5,583,268 to certain former creditors of Alliance and agreed to issue stock valued at $5,043,226 to such creditors as part of the acquisition of the Imagent business.

Cumulative

The split-off of the therapeutic business in 2002 included equipment and leasehold improvements of $516,567 and accounts payable of $70,000 in exchange for the Company’s common stock valued at $12,226,319.

In 2002, debt of $5,346,910 and accrued interest of $235,577 were converted into common stock.

Payments due on the accrued equipment lease were made through a reduction in deposits due to the Company in the amount of $330,649.

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals as well as adjustments related to the acquisition of the medical imaging business (“Imagent Business”) of Alliance Pharmaceutical Corp. (“Alliance”)) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

IMCOR Pharmaceutical Co. (formerly Photogen Technologies, Inc.) (the “Company”) is an emerging, development-stage pharmaceutical company focused on developing and marketing medical imaging pharmaceutical products.  The Company has one FDA approved product, Imagent® (perflexane lipid microspheres), an ultrasound imaging contrast agent that it acquired in June 2003, and one additional contrast agent in development for use in computed tomography (CT) and x-ray imaging with two potential applications (1) as a blood pool agent, to diagnose diseased tissue in the cardiovascular system and other organs, which is called PH-50, and (2) to diagnose cancer metastasizing into the lymphatic system, which is called N1177.  On February 5, 2004, the Company changed its name to IMCOR Pharmaceutical Co., reflecting the changed nature of its business to imaging pharmaceuticals.

For the two years up to the time of the Company’s acquisition of the Imagent Business, substantially all of its research and development efforts were focused on the preclinical testing of PH-50. PH-50 and N1177 are still in early stages of development.  Of these products, based on the availability of capital, the Company intends to focus its research efforts first on the continued development of PH-50 and secondly, N1177.

As a result of the acquisition of the Imagent Business, IMCOR is now based in San Diego, California.  The Company has approximately 30 full time employees and leases a 53,000 square foot cGMP (current Good Manufacturing Practice) manufacturing facility at this location.  In addition to the Company’s development activities of PH-50 and N1177, it also continues to develop Imagent for additional indications beyond the current FDA approval.

The Company has realized minimal revenues resulting from the licensing and sale of Imagent to date.  Such sales are intermittent and represent selective market efforts and are not necessarily indicative of future revenues or market penetration for current or prospective indications.  Currently, the Company’s core business focus remains on raising additional capital, securing extended payment terms with its current creditors, and the continued clinical development of its Imagent products (which will result in continued expenditures for product development).  These costs, as well as increased costs associated with relevant sales and marketing activities, will be incurred only as sufficient capital remains available.

The Company’s current manufacturing facility provides significant excess capacity for all clinical development and scaled manufacturing activities, now and for the foreseeable future.  Since the excess manufacturing facility capacity provides no significant direct benefit to the

Company at the present time, the current costs associated with this excess capacity continue to be charged off against current operations, including a portion attributed to research and development.

Certain financial statement balances have been restated to conform to the June 30, 2004 presentation. These reclassifications have no impact on reported the net losses or the related per share amounts.  Most notably, we have reclassified our presentation of our Series A preferred stock from permanent equity to mezzanine equity to conform to the requirements of EITF 98-5.

2.                                      Liquidity and Basis of Presentation – Going Concern

The accompanying financial statements are prepared assuming the Company is a going concern.  The Company has reported accumulated losses since inception of $63,678,103.  The Company believes it lacks sufficient working capital to fund planned operations for the entire fiscal year ending December 31, 2004.  Substantial additional capital resources will be required to fund the Company’s ongoing operations.  Management believes there are a number of potential alternatives available to meet the continuing capital requirements such as public or private financings or collaborative agreements.  The Company is taking continuing actions to reduce its ongoing expenses.  If adequate funds are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license significant portions of the Company’s technology or products. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

On April 19 and June 30, 2004, the Company sold 25,374,999 shares of common stock and 14,717,502 warrants, including 2,030,000 warrants issued to its two placement agents, for approximately $10.15 million at a price of $0.40 per share plus, for each share purchased, a warrant to purchase .5 of an additional share exercisable at $.50 per share.  The net proceeds to the Company were approximately $9,325,000. Subsequent to June 30, 2004, the Company filed a registration statement, which is not yet effective, related to the aforementioned issued common stock and common stock underlying the warrants.

In addition, holders of an aggregate of approximately $12,719,500 principal amount of the Company’s Secured Promissory Notes and Revolving Convertible Senior Secured Promissory Notes (“Notes”), including accrued interest, converted these Notes into 33,740,672 shares of the Company’s common stock at $0.40 per share.

In June 2004, the Company entered into a bridge loan agreement for up to $750,000 with a bank.  The bank held a security interest in substantially all the Company’s assets, other than intellectual property, junior to the security interest of Xmark Fund, Ltd. and Xmark Fund, L.P. (collectively “Xmark”) and senior to the security interest of the convertible and demand notes held by certain institutional investors.

On July 1, 2004, the Company repaid the entire outstanding bridge loan plus accrued interest.  See “Subsequent Events,” below.

On December 16, 2003, the Company entered into a License Agreement (the “Kyosei Agreement”) with Kyosei Pharmaceutical Co. Ltd. (“Kyosei”), a member of the Sakai Group in Japan.  The Kyosei Agreement gives Kyosei an exclusive license to develop and market Imagent for all indications in Japan.  The terms of the Kyosei Agreement provide for the Company to receive up to $10 million in fees and development milestone payments plus royalties on commercial sales.  Kyosei will also pay the Company to manufacture Imagent for Kyosei’s clinical and commercial requirements and the Company will receive royalties based on commercial sales.  In each of December 2003 and April 2004, the Company received a payment of $2,000,000, less $400,000 in withholding taxes.  Additional payments are expected in 2005 and beyond.  Future payments from Kyosei are based on certain milestones of clinical development, including the commencement of and completion of clinical studies and approval for sale by Japanese regulatory authorities.  Commencement of clinical studies is not expected to be earlier than 2005, and the development program, including regulatory approval, is expected to take four or more years.  Accordingly, commercial sales, upon which the Company will earn royalties, are not expected to commence earlier than 2008.  While the Company believes that Imagent clinical studies will be successful, there can be no assurance that such studies conducted in Japan will be successful or that the product will be approved for sale by Japanese authorities.  See “Note 5 - Licensing and Deferred Revenue and Related Royalty Obligation Claim,” below.

The Company lacks sufficient working capital to fund planned operations for the entire fiscal year ending December 31, 2004.  The Company cannot accurately estimate the amount of additional financing required; however, the amount could be an additional $25 million or more by December 31, 2005.  Therefore, substantial additional capital resources will be required to fund the Company’s planned ongoing operations related to clinical development, marketing and manufacturing of Imagent, research and business development activities and debt repayment.  The Company’s financial condition raises substantial doubt about its ability to continue as a going concern without adjustments to its current planned levels of expenditures.  If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders may result.  There can be no assurance that such capital will be available under acceptable terms, if at all. See “Risk Factors - The Company must raise additional financing in the future and its inability to do so will prevent the Company from continuing as a going concern and implementing its business plan,” below.

During the next twelve months the Company will focus its efforts primarily on exploring various options concerning its business, including securing additional financing, joint ventures, licensing or selling all or a portion of its technology and other possible strategic transactions.   The Company’s ability to commercialize Imagent and develop PH-50 and N1177 depends on the successful implementation of one or more of these transactions.

Depending on the availability of capital and whether or not the Company will pursue a sale or licensing strategy for Imagent, the Company will focus its operating efforts first on the additional clinical development for the myocardial perfusion indication, sales and marketing of Imagent, the development of PH-50 and then on the development of N1177.  Subject to the availability of sufficient capital, the Company expects to continue to incur losses for at least the next three years as the Company intensifies research and development, preclinical and clinical testing and associated regulatory approval activities and engage in or provide for the manufacture and/or sale of any products that the Company has or may develop.

Greater capital resources would also enable the Company to quicken and expand its sales, marketing and research and development activities, and its failure to raise additional capital will (absent a suitable collaborative agreement providing for a third party to take over these functions) significantly impair or curtail its ability to conduct further activities.  In any event, complete development and commercialization of the Company’s technology will require substantial additional funds.  The Company is seeking to raise capital through the sale of its common stock or other securities to fund its immediate and longer-term capital needs.

3.  Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding.  Basic and diluted loss per share excludes the impact of outstanding options, warrants and convertible preferred stock, as they are antidilutive.  Potential common shares excluded from the calculation at June 30, 2004 are 10,953,872 shares reserved pursuant to granted options or contractual obligations to grant options and 15,453,366 shares reserved pursuant to warrants.

4.  Purchased Technology

On June 18, 2003, the Company acquired the assets, including purchased technology (“Purchased Technology”), related to the medical imaging business, including Imagent, an FDA-approved product, of Alliance.  Imagent is an intravenous contrast agent for use with ultrasound imaging equipment to improve visualization of blood vessels for better diagnosis of disease and assessment of organ function.  Imagent consists of perfluorochemical-based “microbubbles” that are highly echogenic (reflect ultrasound signals strongly) in the bloodstream, thereby significantly enhancing ultrasound images.  The Company also entered into a number of agreements related to that acquisition.  Included in the purchase was the lease of an FDA-approved manufacturing facility, the marketing, manufacturing and supporting infrastructure for the product and an intellectual property portfolio of approximately thirty patents in the area of ultrasound imaging.

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

Below is supplemental unaudited pro forma information that discloses the results of operations for the Purchased Technology for the current three- and six-month periods ending June 30, 2004, as well as the corresponding three- and six- month periods ended June 30, 2003.  The pro forma information is presented as if the acquisition had been completed as of the beginning of the periods presented.  The unaudited pro forma information give effect to actual operating results prior to the acquisition, adjusted to include the unaudited pro forma effect of amortization of intangibles and weighted shares outstanding:

	Actual Three Months ended June 30, 2004	Pro Forma Three months ended June 30, 2003	Actual Six Months ended June 30, 2004	Pro Forma Six Months ended June 30, 2003

License Revenue	$84,523	$—	$126,190	$—

Expenses:
Research & development	926,076	2,568,558	1,886,907	5,321,741
Sales, general and administrative	4,142,655	2,900,300	7,831,761	8,460,240

Restructuring charge	—	—	—	—
Total Expenses	5,068,731	5,468,858	9,718,668	13,781,981
Loss from joint venture	(2,017,749)	(4,801,648)	(2,213,646)	(4,997,545)
Investment and other income	19,236	2,291	243,472	6,813
Interest expense	(329,334)	(53,988)	(596,753)	(53,988)
Loss from continuing operations	(7,312,055)	(10,322,203)	(12,159,405)	(18,826,701)
Discontinued operations – net	—	—	—	—
Net income (loss)	$(7,312,055)	$(10,322,203)	$(12,159,405)	$(18,826,701)
Dividends on preferred stock	(221,160)	(265,504)	(498,030)	(523,970)
Net income (loss) applicable to common shareholder	(7,533,215)	(10,587,707)	(12,657,435)	(19,350,671)

Pro forma net income (loss) per share	$(0.27)	$(0.50)	$(0.51)	$(0.92)

Weighted average number of common shares outstanding – basic and diluted	28,138,446	21,157,948	24,808,999	21,010,215

The pro forma portions of the statement of revenues and expenses of the Imagent Business (including data prior to June 18, 2003) are based upon an audit of that business as filed by the Company on Form 8-K/A on October 27, 2003.

As an integrated operation of Alliance, the Imagent Business did not, in the normal course of operations, prepare separate financial statements in accordance with accounting principles generally accepted in the United States. The accompanying financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for presentation of less than full financial statements and for inclusion in the Company’s Current Report on Form 8-K. These financial statements are not intended to be a complete presentation of the Imagent Business’ financial position and operating results. The Statement of Revenues and Direct Expenses include direct charges for expenses and indirect charges for other common expenses and corporate expenses. Common expenses include, but are not limited to, shared services, such as human resources, accounting, information technology, and legal services.  Common and corporate expenses are charged to the business unit based on direct labor hours, which is deemed to be a practical and reasonable method. There was no direct interest expense incurred by or allocated to the Imagent Business, therefore, no interest expense has been reflected in these financial statements.  These financial statements are not necessarily indicative of the results of operations that would have occurred if the Imagent Business had been an independent company.

The pro forma portion of the data give effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of:

•                  Amortization of intangibles (totaling $15,638,146) related to the Purchased Technology for the three- and six-month periods ended June 30, 2004.  The estimated life of the Purchased Technology is twelve years.

•                  The issuance of 4,183,659 shares of common stock related to the acquisition of the Imagent Business incorporated into the calculation of weighted shares outstanding.

This unaudited pro forma information is not necessarily indicative of the actual results that would have been achieved had the Imagent Business been acquired the first day of the Company’s three- and six month periods ended June 30, 2003, nor is it necessarily indicative of future results.

5.  Licensing and Deferred Revenue and Related Royalty Obligation Claim

In December 2003, the Company entered into a license agreement with Kyosei Pharmaceutical Co., Ltd. (“Kyosei”), a unit of the Sakai Group in Japan, for the development and marketing of Imagent in Japan for all radiology and cardiology indications.  Terms of the agreement call for the payment to the Company of up to $10 million in fees and development milestone payments plus royalties on commercial sales.  Kyosei will also pay the Company to manufacture Imagent for Kyosei’s clinical and commercial requirements.  At the closing, the Company received a gross payment of $2 million and in April 2004, a second payment of $2 million from Kyosei.

The Company recognizes revenue and related expenses from license agreements based on an evaluation of the period of the agreement over which it is earned.  Unamortized revenue is recorded as deferred revenue.  Revenue from the first and second payments under the Kyosei Agreement are being recognized over the remaining life of Imagent patents, or approximately twelve years.  During the period ended June 30, 2004, the Company recognized $126,190 of license revenue under the Kyosei license agreement.

The Company has received a notice from Schering AG (“Schering”) asserting a royalty claim against a portion of the proceeds received from Kyosei.  The Company contests the assertion.  Nevertheless, the Company has established a provision of $400,000, recorded as “Royalty liability,” should its position not be sustained.  In conjunction with the Company’s revenue recognition policy, it also recognizes a pro rata portion of the “Prepaid Royalty” asset attributed to the Schering royalty claim into expense, which totals $12,619 for the six months ended June 30, 2004.

6.  Joint Venture/Investment in Affiliate

On October 7, 1999, the Company formed a joint venture with Elan International Services, Ltd. (“Elan”) to develop and commercialize nanoparticulate diagnostic imaging agents for the detection and treatment of cancer through lymphography.  The goal was to demonstrate that the use of N1177 would enable physicians to precisely locate tumorous nodes by first injecting the material in the vicinity of the tumor and then taking an image (picture) using a computed tomography (“CT”) device.

The joint venture planned to commence Phase 2 clinical studies for detection of cancer metastasis in lymph nodes in patients with cervical cancer, subject to the availability of sufficient capital.  In this patient population, other studies document an increase in survival when lymph nodes containing cancer are removed.  Tumor identification by CT imaging would be correlated to the results of biopsy results from patients undergoing surgery to demonstrate effectiveness in locating nodes and identifying those with cancer in them.  The lack of capital delayed commencement of these clinical studies.

Sentigen Ltd. (“Sentigen”) was formed to hold the operations, assets and liabilities of the joint venture.  Elan purchased 2,980 shares of Sentigen nonvoting convertible preferred stock (“Series A Preferred Stock”) for $2,985,000 representing a 19.9% ownership interest.  Elan also purchased 12,015 shares of the Company’s Series A convertible exchangeable preferred stock for $12,015,000.  The Series A Preferred Stock was exchangeable for additional shares of Sentigen or convertible into common stock of the Company.  The Company purchased 12,000 shares of Sentigen’s common stock for $12,015,000 representing an 80.1% ownership interest.

Expenses incurred by the Company and Elan, which related to the development of the diagnostic imaging agents, have been charged to and expensed by Sentigen.

Elan had substantive participating rights in Sentigen, including the requirement for approval of the business plan and budgets and equal representation on the management committee that decided all day-to-day functions.  As a result, the Company’s investment in Sentigen through June 10, 2004 was recorded under the equity method.

On June 10, 2004, the Company and Elan terminated the joint venture.  As a result, Sentigen has become a wholly owned subsidiary of the Company, the “investment and advances to affiliate” was eliminated and the assets and liabilities of Sentigen consolidated within the financial statements of the Company.

Separately, in June 2004 the holder of the Company’s Series A Preferred Stock sold that instrument and the purchaser converted all Series A Preferred Stock, including accrued and unpaid dividends, into 195,263 shares of the Company’s common stock at a conversion price of $84.68 per share.  See “Note 7 - Equity Transactions,” below; and “Management’s Discussion and Analysis and Plan of Operation - Joint Venture,” below.  On the conversion date, the value of the Company’s common stock was $0.75 per share, which was deemed to be the implicit factor to value the 19.9% of Sentigen that Elan sold to the Company at $146,447.  Accordingly, the Company wrote down the carrying value of its 80.1% share of the related technology license then held by Sentigen to $589,469.  As part of the consolidation of Sentigen, the Company by June 30, 2004 recorded the entire value of the technology license, net of $4,128 of amortization, at $731,788.

7.  Equity Transactions

In January 2004, the Company recognized the issuance of 6,250 shares of its common stock as compensation for services provided by a consultant.

On March 5, 2004, the Company issued 2,053,977 shares of the Company’s common stock to certain creditors of Alliance upon approval by the Company’s shareholders.  Of the total shares issued, 1,985,522 shares (valued at $5,043,226) were part of the acquisition consideration for the

Imagent Business and, at December 31, 2003, had been recorded as “Common Stock to be issued.”  The same value was correspondingly reclassified out of the “Common Stock to be issued” category upon the issuance of the stock on March 5, 2004.  The remaining 68,455 shares, valued at $136,956, was a penalty incurred due to delays in securing shareholder approval of the issuance of the shares to be issued in conjunction with the acquisition of the Imagent Business during 2003.

During the six months ended June 30, 2004, Xmark sold 314,630 shares of common stock for which it held a put right.  Under certain circumstances, the Company would have been required to purchase these puttable shares (“Puttable Shares”) from Xmark at a price of $1.00 per share.  In June 2004, the Company entered into an agreement with Xmark whereby the Company exchanged all remaining 1,611,989 puttable shares held by Xmark plus related obligations and fees for an aggregate of $2,128,447 of Secured Notes, that are payable on or before December 1, 2004.

The Company accrued 49,681 shares of the Company’s common stock issuable to certain entities for interest and late stock registration penalties.

In June 2004, the holder of the Company’s Series A Preferred Stock converted all shares, including accrued but unpaid dividends, for 195,263 shares of the Company’s common stock. Accordingly, the $12,015,000 of Series A Preferred Stock the Company had classified as mezzanine equity has now been reclassified as permanent equity, and the liquidation preference totaling $16,534,840 attributable to the Series A Preferred Stock has been eliminated.

On April 19 and June 30, 2004, the Company sold 25,374,999 shares of its common stock for $.40 per share and 14,717,502 warrants exercisable for $.50 per share (including 2,030,000 warrants issued to its two placement agents), for approximately $10.15 million.  The net proceeds to the Company were approximately $9,325,000. In addition, holders of an aggregate of approximately $12,719,500 principal amount of the Company’s Secured Promissory Notes and Revolving Convertible Senior Secured Promissory Notes (“Notes”), including accrued interest, converted these Notes into 33,740,672 shares of the Company’s common stock at $0.40 per share.

In June 2004, the Company issued 616,580 shares of its common stock as a partial settlement of obligations under an equipment lease.  As part of the terms of the settlement, the Company remains obligated to make an additional payment equal to the difference (if any) between the net proceeds the lessor receives from sales of these shares of stock during the 12 months after the Company registers the shares and $486,601 (which represents the number of issued shares valued at $.76 per share).  Accordingly, the Company has recorded into equity only that portion of the issued shares’ par value, or $617.  The remainder, or $467,984, together with two additional cash obligations totaling $100,000, were recorded as a current liability — “Obligations pursuant to equipment lease settlement.”

8.  Stock Options

The Company expenses the fair value of stock options granted to non-employees based on the “intrinsic value” method.  In 2003, the Company issued stock options in connection with the Imagent Business purchase with an exercise price less than the market price on the date of grant, which vest over four years.  In 2004, the Company issued stock options to employees with an exercise price less than the market price on the date of grant, which vest over four years.  Accordingly, compensation expense of $662,129 has been recorded in the first six months of 2004.

For stock options granted to employees and directors during the first six months of 2004, the Company has estimated the fair value of each option granted using the Black-Scholes option-pricing model with the following assumptions:

2004

Weighted average fair value per options granted	$0.58
Significant assumptions (weighted average)
Risk-free interest rate at grant date	3.57%
Expected stock price volatility	98%
Expected option life (years)	5

If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Net Loss Applicable to Common Shareholders, as reported	$(7,533,215)	$(7,655,359)	$(12,657,435)	$(12,854,721)

Add stock based employee compensation expense included in reported net income, based on “intrinsic value” method	28,478	378,093	662,129	529,270

Less total stock-based employee compensation expense determined under the fair value based method for all awards	(451,080)	(1,045,607)	(983,632)	(1,604,829)

Pro forma net loss	(7,955,817)	$(8,322,873)	$(12,978,938)	$(13,930,280)

Basic and diluted loss per common share, as reported	$(0.27)	$(0.44)	$(0.51)	$(0.75)

Basis and diluted loss per common share, pro forma	$(0.28)	$(0.47)	$(0.52)	$(0.81)

9.  Secured Debt

Notes payable – The Company has entered into a series of agreements with Xmark.   In May 2004 the Company made the final principal payment of $1,250,000 under an obligation assumed in the acquisition of the Imagent Business.

In June 2004, the Company entered into an agreement with Xmark whereby the Company exchanged all remaining Puttable Shares held by Xmark plus related obligations and additional fees for an aggregate of $2,128,447 of Secured Notes, payable in installments on or before December 1, 2004.  As of June 30, 2004, the Company had repaid an aggregate of $500,000 of these notes.

The Company’s obligations to Xmark are secured by a first priority security interest on all of the Company’s tangible and intangible assets.  Xmark would be entitled to foreclose on its lien covering these assets if the Company defaults on its obligations to Xmark, if the Company loses FDA approval for Imagent, if the Company fails to pay other debts, or if the Company files for bankruptcy protection or similar matters.

Lines of Credit – Three of the Company’s institutional investors provided capital in exchange for Secured Promissory Notes and Revolving Convertible Senior Secured Promissory Notes (“Investor Notes”) in an aggregate principal amount of up to $12,719,500, which is included within “Lines of Credit.”  The Investor Notes bore interest at a rate of 7.25% per annum, compounded monthly.  A total of $4,160,000 of these Investor Notes were convertible into common stock. As part of the Company’s $10.15 million financing, holders of the Investor Notes, including accrued interest, converted the Investor Notes into 33,740,672 shares of the Company’s common stock at $0.40 per share and the security interest of these holders has been eliminated.  See “Note 11 - Commitments Related Party Agreements,” below.

Bridge loan – In June 2004, the Company entered into a 60-day bridge loan agreement with a bank to provide up to $750,000.  The advances under the bridge loan agreement bore interest at a rate of 9.0% and were secured by a lien on substantially all the Company’s assets except for intellectual property.  The security interest was senior to the liens held by the holders of Promissory Notes and subordinate to the liens held by Xmark.  The bridge loan was repaid on July 1, 2004.  See “Note 12 - Subsequent Events,” below.

10.  Accrued Expenses

Accrued expenses consist of the following at June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003

Alliance liabilities assumed from acquisition	$2,155,425	$2,530,434
Payroll liabilities	715,117	322,503
Accrued general trade payables	490,171	291,908
New Hope office abandonment provision	—	136,947

	$3,360,713	$3,281,792

11.  Commitments

Leases:  The Company has leased its facilities and certain equipment under non-cancelable operating leases, which expire at various times through 2008.  The leases require the Company to pay for all maintenance, insurance and property taxes.

Minimum future rental payments under these leases are as follows:

Operating Leases
Six months ending December 31, 2004	$478,365
Twelve months ending December 31, 2005	979,944
Twelve months ending December 31, 2006	920,625
Twelve months ending December 31, 2007	877,514
Twelve months ending December 31, 2008	147,081
Total minimum lease payments	$3,403,529

License Agreements:  In September 1997, Alliance entered into an agreement with Schering (the “Schering License Agreement”), that provided Schering with worldwide exclusive marketing and manufacturing rights, drug compositions, and medical devices and systems related to perfluorocarbon ultrasound imaging products, including Imagent.  In February 2002, the agreement with Schering was modified to give Alliance exclusive rights to market the product in the U.S. for cardiology indications for a five-year period, with Schering to be paid a nominal royalty on such sales.  At the expiration of the five-year period, Alliance had the option to acquire all of Schering’s rights to the product on a worldwide basis for total consideration including royalties of $20,000,000 or, alternatively, to allow Schering the opportunity to obtain co-promotion rights along with Alliance.  The rights Alliance had under the Schering License Agreement were transferred to the Company at the consummation of the Company’s acquisition of the Imagent Business.  The Company has received a notice from Schering asserting a royalty claim against a portion of the proceeds received from Kyosei.  The Company contests the assertion.  Nevertheless, the Company has established a provision of $400,000, recorded as “Royalty liability,” should its position not be sustained.  As of June 30, 2004, $12,619 has been recognized as royalty expense, which represents a proportionate writeoff of the corresponding “Prepaid Royalty” asset.

Related Party Agreements:  Concurrent with the restructuring of the Schering License Agreement in 2002, Alliance entered into a five-year exclusive agreement with Cardinal Health, Inc. (“Cardinal”) to assist with the marketing of Imagent.  Under this agreement, Cardinal performed certain packaging, distribution, and sales services for Alliance under a fee-for-service arrangement.  The Company assumed the Cardinal agreement from Alliance at the consummation of the Imagent acquisition.  At June 30, 2004, the Company owed Cardinal approximately $217,000 for current services, which is included in accounts payable.

Three of the Company’s institutional investors, Oxford Bioscience Partners IV L.P. and MRNA Fund II, L.P. (collectively, “Oxford,”) and Mi3, L.P., have provided capital to the Company in exchange for Investor Notes in an aggregate principal amount of up to $12,719,500, which was included in “Lines of Credit.”  As part of the Company’s $10.15 million financing, holders of the Investor Notes converted these notes, including accrued interest, into 33,740,672 shares of the Company’s common stock at $0.40 per share.  In addition, as part of the recent equity financing, these institutional investors purchased an aggregate of 5,762,500 shares of the Company’s common stock plus 2,881,251 warrants.  Two directors of the Company may be deemed to have a beneficial interest in these Investor Notes and the purchase of the Company’s common stock and warrants due to their positions as Managing Partner of Oxford and Managing General Partner of Mi3, L.P., respectively.

Litigation:  On June 18, 2003, the Company filed a complaint against Amersham Health, Inc. and two other Amersham affiliates alleging that certain Amersham products infringe on claims in the Company’s patents covering Imagent.  The case is captioned as Photogen Technologies, Inc. and Alliance Pharmaceutical Corp. v. Amersham Health Inc. et. al., Civil Action No. 03CV2853(SRC), in the United States District Court for the District of New Jersey.  The Company’s complaint alleges that principally through their Optison® product, Amersham Health Inc. and related Amersham entities infringe on eight patents owned by the Company.  The Company is also seeking a declaration that the claims of fifteen Amersham patents are invalid and are not infringed by Imagent.  Alliance, the party from whom the Company acquired Imagent, is also a plaintiff in the suit.  The Company is seeking damages, an injunction against Amersham, a declaratory judgment and other relief.

Amersham filed an answer dated July 18, 2003 denying the material allegations of the Company’s claims and asserting certain affirmative defenses and counterclaims.  Amersham’s counterclaims against the Company include claims of patent infringement, breach of contract, breach of good faith and fair dealing, and tortious interference with contract.  The parties are exchanging written discovery at this time.

It is not presently feasible to determine whether there is a reasonable possibility that the assets have been impaired for purposes of Statement of Financial Accounting Standards No. 5, or the extent of damages or gain, if any, that might result depending on whether or not the Company prevails.  Such a determination will only be possible after the facts and circumstances of the litigation have been established and, potentially, litigated before a court of competent jurisdiction.  In any event, the Company will continue to incur litigation costs as it prosecutes its claims in the litigation.  Intellectual property disputes are often settled through licensing arrangements, which if resolved unfavorably, could be costly to the Company or ultimately make it unfeasible to market the product.  In any intellectual property litigation, it is possible that licenses necessary to settle the dispute would not be available on commercially reasonable terms or that the Company would not be able to redesign its technologies to avoid any claimed infringement thus resulting in the Company’s inability to sell the product.

On July 29, 2003, the European Patent Office revoked Amersham’s European Patent (EP) No. 620744 with claims directed to contrast agents.  The Company had brought the opposition proceeding against the EP ‘744 patent in the European Patent Office.  The EP ‘744 is a counterpart to the patents that are the subject of the suit against Amersham in the United States described above.  See “Risk Factors - The Company filed a suit against Amersham for patent infringement, which, if resolved unfavorably, could impede its ability to utilize its patents for Imagent,” below.

12. Subsequent Events

On July 1, 2004 the Company repaid the bridge loan in the amount of $702,843, including interest and related fees.  The associated security interest in the Company’s assets has been eliminated.

ITEM 2.                                                           MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Portions of the discussion in this Form 10-QSB contain forward-looking statements and are subject to the “Risk Factors” described below. All forward-looking statements included in this Form 10-QSB are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the section captioned “RISK FACTORS” and elsewhere in this Form 10-QSB. The following should be read in conjunction with the Company’s unaudited financial statements included above.

References to the “Company,” “IMCOR,” “we” or “our” are to IMCOR Pharmaceutical Co. (formerly known as Photogen Technologies, Inc.) and, where appropriate, our subsidiary, Sentigen, Ltd.  (“Sentigen”).  References to the “Imagent Business” are to the medical imaging business of Alliance Pharmaceutical Corp. (“Alliance”) the Company acquired on June 18, 2003.  Imagent® (perflexane lipid microspheres) is a registered trademark owned by IMCOR.

The financial statements included herein have been prepared assuming the Company is a going concern.  The Company had approximately $7,061,000 in cash and securities and current liabilities of $9,393,000 at June 30, 2004.  Without obtaining additional debt or equity financing the Company will not be able to continue to fund planned operations through the end of 2004.  The financial statements for the three- and six-month periods ending June 30, 2004 do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from this uncertainty.

Company Background

General

IMCOR is based in San Diego, California.  The Company has approximately 30 full time employees and leases a 53,000 square foot facility in San Diego, a part of which is an FDA approved cGMP (current Good Manufacturing Practice) manufacturing plant sufficient for its current and projected manufacturing needs of Imagent.  The Company’s personnel have expertise in sales, marketing, manufacturing, research and clinical development, clinical trial design and regulatory approval processes.  To supplement its internal capabilities, the Company works closely with consultants experienced in drug development and regulatory requirements, third party research laboratories, contract research organizations and manufacturers for clinical material supplies and the management of clinical trials and with academic and other institutions to conduct specified research projects.

The Company is an emerging, development-stage pharmaceutical company focused on developing and marketing medical imaging pharmaceutical products. These imaging agents are used with echocardiography and computed tomography (“CT”) equipment in order to increase the diagnostic capabilities of these techniques. By enhancing the contrast between different types of tissues, these intravenously administered agents provide critical anatomical and disease state information that is not obtainable using the equipment alone. The Company’s products have numerous potential applications including the potential to enhance a physician’s ability to diagnose certain cardiovascular abnormalities and the spread of cancer in the lymphatic system.

The Company has one FDA approved product, Imagent, an ultrasound imaging contrast agent that the Company acquired as part of the Imagent Business, and two additional contrast agents in development for use in computed tomography (CT) and x-ray imaging with potential applications, (1) as a blood pool agent to diagnose diseased tissue in the cardiovascular system and other organs, which the Company calls “PH-50,” and (2) to diagnose cancer metastasizing into the lymphatic system, which the Company calls “N1177.”  The product designations PH-50 and N1177 refer to the same formulation.  The Company maintains the two names to distinguish their applications between cardiovascular imaging and certain other indications (PH-50), and the field of lymphography (N1177).

Imagent has been approved for marketing by the FDA for use in patients with sub-optimal echocardiograms to opacify the left ventricle and thereby improve visualization of the main pumping chamber of the heart, and to improve delineation of the endocardial borders of the heart. As a result, ultrasound with Imagent may better distinguish normal and abnormal heart structure and function - two critical indicators of cardiac health. Echocardiography is the most widely used imaging modality for the diagnosis of heart disease, the leading cause of death in the U.S. The attractiveness of the ultrasound imaging market potential together with the acquisition of an approved product and an extensive intellectual property portfolio were fundamental reasons for the acquisition and primary determinants of the purchase price of approximately $7,240,000 for plant, property and equipment and $15,638,000 for the purchased technology.

The Company is seeking to expand its label indication for Imagent for myocardial perfusion imaging for the detection of coronary artery disease (CAD) using a novel technique called Phasic Changes.  Phasic Changes is one of three ultrasound techniques being investigated in the industry for myocardial perfusion.  The advantage of the Phasic Changes technique is that it allows the patient to remain at rest during imaging (as opposed to stressing the patient in order to raise their heart rate).  Our investigation of Phasic Changes has progressed from early feasibility testing in animals to a feasibility study in humans.  The Company’s initial study enrolled 30 patients and the preliminary report showed the Phasic Changes technique produced ultrasound results that were highly correlated with results produced from coronary angiography in that the degree and location of a stenosis could be determined from the Phasic Changes results.  Coronary angiography is currently the optimal standard of measuring the severity of CAD.

The Company believes that development of Imagent for the Phasic Changes technique will be important to the Company’s ability to attract capital and achieve future profitability.  There are a number of potential obstacles to these goals:

•                  The Company may not have sufficient capital to complete the clinical trials and other tasks necessary to obtain regulatory approval.

•                  The results of the preliminary report and the 30-patient study may not provide sufficient data to predict Imagent’s potential for use with the Phasic Changes technique.

•                  The FDA may not approve the use of Imagent for the Phasic Changes technique.

•                  The Company has not completed an examination of whether it has sufficient intellectual property protection to use Imagent for the Phasic Changes technique.

•                  The Company may not attract capital or achieve profitability even if it successfully introduces Imagent for the Phasic Changes technique.

As part of the growth plan for Imagent, the Company expects to continue to use the services of Cardinal Health, Inc. (“Cardinal”) and inChord Communications, Inc. (“inChord”) that had been providing services to Alliance. Currently, Imagent will be marketed and distributed in the United States through agreements with Cardinal. Various Cardinal companies will also provide packaging, sales support, and distribution services.  inChord will provide advertising, medical education and similar services.  PH-50 and N1177 are still in early stages of development. Of these products, based on the availability of capital, the Company intends to focus its research efforts first on the continued development of PH-50 and secondly, N1177.

Currently, a sole supplier supplies the raw materials necessary to produce N1177 and PH-50. The Company presently has limited supplies of these products on hand.  Although there are additional sources for these materials, to make any significant change in the manufacturing process or change in suppliers, the Company must conduct certain equivalency studies and receive approval by the FDA. Considerable delays in the Company’s research and development programs for these products could result from having to change to a different supplier. While the Company has no reason to believe that its supplier will be unable or unwilling to provide the necessary supplies for its research, there can be no assurance that this will continue. As the Company continues to develop these products, the Company plans to identify and qualify additional suppliers of raw materials.

The Company expects that its quarterly and annual results of operations will fluctuate based on several factors including, its ability to raise additional capital to implement its sales, marketing and manufacturing programs, the results of its litigation against Amersham Health, Inc. (“Amersham”), the timing and amount of expenses involved in marketing and manufacturing Imagent, conducting its research programs, particularly the conduct of clinical trials, the cost of clinical material used in those trials and required for compliance with FDA regulations and the amount, if any, of fees, milestone payments and research support payments received from current and potential strategic partners.

Certain Developments in the Second Quarter

During the quarter ended June 30, 2004, the Company completed several transactions that are described more fully in “Results of Operations” and “Liquidity; Capital Resources,” below.  In particular, the Company:

•                  Closed on the sale of approximately $10.15 million of its common stock at a price of $0.40 per share plus a warrant for an additional .5 shares for each share purchased exercisable at $.50 per share, issuing approximately 25,374,999 shares of common stock and 14,717,502 shares of common stock underlying warrants, including warrants issued to its two placement agents.  In addition, holders of an aggregate of approximately $12,719,500 principal amount of the Company’s Secured Promissory Notes and Revolving Convertible Senior Secured Promissory Notes (collectively, the “Notes”), including accrued interest, converted these Notes into 33,740,672 shares of the Company’s common stock at $0.40 per share.

•                  Received a $2,000,000 gross payment from Kyosei Pharmaceutical Co. Ltd. (“Kyosei”) pursuant to the Company’s exclusive license granting Kyosei the right to develop and market Imagent in Japan.  The Company expects to receive additional payments in 2005 and beyond from Kyosei from certain clinical development milestones, as well as royalties from future sales (which we do not anticipate to begin earlier than 2008).

•                  Repaid to Xmark Fund, Ltd. and Xmark Fund, L.P. (collectively, “Xmark”) the last Senior Secured Note in the principal amount of $1,250,000. In June 2004, the Company entered into an agreement with Xmark whereby the Company exchanged all remaining Puttable Shares held by Xmark, plus related obligations and fees, for an aggregate of $2,128,447 of Secured Notes payable before December 1, 2004.

•                  Converted all shares of its Series A convertible exchange preferred stock (“Series A Preferred Stock”), including accrued but unpaid dividends, for 195,263 shares of the Company’s common stock.  Accordingly, $12,015,000 of Series A Preferred Stock the Company had classified as mezzanine equity has been reclassified as permanent equity, and the Series A liquidation preference totaling $16,534,840 has been eliminated.  In connection with the conversion of the Series A Preferred Stock, the Company terminated the Sentigen joint venture with units of Elan International Services, Ltd. and its affiliates (“Elan”) through the purchase of Elan’s 19.9% interest for certain future royalties on two products: N1177 and PH-50.

•                  Entered into a 60-day bridge loan agreement in June 2004 with a bank to provide up to $750,000.  The advances under the bridge loan agreement bore interest at a rate of 9.0% and were secured by a lien on substantially all the Company’s assets except for intellectual property.  The security interest was senior to the liens held by the holders of the Notes and subordinate to the liens held by Xmark.  The bridge loan was repaid on July 1, 2004.

•                  Settled the demand by an equipment lessor of approximately $787,000 for certain lease payments in exchange for two payments totaling $100,000 and the issuance of 616,580 shares of the Company’s common stock. The Company will make an additional payment equal to the difference (if any) between the net proceeds the lessor receives from sales of the stock during the 12 months after the Company registers the shares and $468,601.

Acquisition of Imagent Business

On June 18, 2003, the Company closed the acquisition of the Imagent Business.  The amount of consideration was approximately $7,240,000 for plant, property and equipment and $15,638,000 for the purchased technology, plus future earn out payments based upon Imagent revenue as described in the purchase agreement.

At the closing of the Imagent Business acquisition, the Company paid approximately $669,000 in cash and delivered 2,198,137 shares of its common stock. At the direction of Alliance, the Company delivered the cash and stock to creditors, employees and vendors of Alliance. In addition to bridge financing the Company provided to Alliance before the closing, its purchase of a $1,250,000 interest in Alliance’s obligations to two of its creditors, Xmark, and its assumption of specified Alliance operating liabilities related to Imagent, the Company was obligated to pay additional amounts to Alliance secured and unsecured creditors after the closing. At various times after the closing, the Company was obligated to pay, subject to reaching satisfactory agreements with these creditors, an aggregate amount of up to approximately $2,155,000 (as at June 30, 2004) to creditors other than Xmark and deliver an aggregate of approximately 1,985,522 shares of its common stock. The amount of consideration was determined through arms-length negotiations.

As part of the acquisition of the Imagent Business, the Company issued shares of its common stock to two companies, Cardinal Health, Inc. and inChord Communications, Inc., that had been providing services to the Imagent Business when it had been owned by Alliance and that were creditors of Alliance. As settlement of the Alliance obligations, the Company issued Cardinal 1,100,000 shares and inChord 429,000 shares of the Company’s common stock, respectively. As part of the development plan for Imagent, the Company expects to continue to use the services of Cardinal and inChord. Currently, Imagent will be marketed and distributed in the United States through agreements with Cardinal. Various Cardinal companies will also provide packaging, sales support, and distribution services.  inChord will provide advertising, medical education and similar services.

In addition, after the closing and through 2010, the Company must pay Alliance further consideration in the form of an earn out based on Imagent revenue the Company invoiced (subject to certain reductions). This earn out equals, for each year of the earn out: 7.5% of Imagent revenue up to $20,000,000; 10% of Imagent revenue between $20,000,000 and $30,000,000; 15% of Imagent revenue between $30,000,000 and $40,000,000; and 20% of Imagent revenue above $40,000,000. The earn out will be reduced by amounts the Company pays pursuant to a license agreement with Schering AG (“Schering”), net of payments the Company receives from Schering under the license, and amounts of any indemnification claims the Company has against Alliance. The earn out is subject to three additional offsets (which are to be applied in the manner described in the Asset Purchase Agreement dated as of June 18, 2003 with Alliance) that entitle the Company to retain portions of the earn out otherwise payable to Alliance:

•                  Up to approximately $1,600,000 for a fixed price offset, depending on the satisfaction of certain conditions;

•                  The amount of any payments not committed to at closing that the Company makes after the closing to Alliance’s creditors plus up to $1,000,000 of litigation expenses for certain patent and other litigation; and

•                  Approximately $4,800,000, which is the principal and accrued interest under its bridge loans to Alliance, depending on the satisfaction of certain conditions.

The Company may also use these offsets, or portions thereof, to acquire the common stock of Alliance at certain predetermined prices, as of June 18, 2004.

Because the amount of the earn out cannot be estimated, it has not been reflected in the purchase price.  Amounts the Company pays for the earn out will be expensed as incurred.

Joint Venture

On October 7, 1999, the Company formed a joint venture with Elan to develop and commercialize nanoparticulate diagnostic imaging agents for the detection and treatment of cancer through lymphography.  The goal was to demonstrate that the use of N1177 would enable physicians to precisely locate tumorous nodes by first injecting the material in the vicinity of the tumor and then taking an image (picture) using a CT device.

The joint venture planned to commence Phase 2 clinical studies for detection of cancer metastasis in lymph nodes in patients with cervical cancer, subject to the availability of sufficient capital.  In this patient population, other studies document an increase in survival when lymph nodes containing cancer are removed.  Tumor identification by CT imaging would be correlated to the results of biopsy results from patients undergoing surgery to demonstrate effectiveness in locating nodes and identifying those with cancer in them.  The lack of capital delayed the commencement of these proposed clinical studies.

Sentigen was formed to hold the operations, assets and liabilities of the joint venture.  Elan purchased 2,980 shares of Sentigen nonvoting convertible preferred stock for $2,985,000 representing a 19.9% ownership interest.  Elan also purchased 12,015 shares of the Company’s Series A Preferred Stock for $12,015,000.  The Series A Preferred Stock was exchangeable for additional shares of Sentigen, or convertible into common stock of the Company.  The Company purchased 12,000 shares of Sentigen’s common stock for $12,015,000 representing an 80.1% ownership interest.

Expenses incurred by the Company and Elan, which related to the development of the diagnostic imaging agents, have been charged to and expensed by Sentigen.

Elan had substantive participating rights in Sentigen, including the requirement for approval of the business plan and budgets and equal representation on the management committee that decided all day-to-day functions.  As a result, the Company’s investment in Sentigen through June 10, 2004 was recorded under the equity method.

On June 10, 2004, the Company and Elan terminated the joint venture.  As a result, Sentigen has become a wholly owned subsidiary of IMCOR, the “investment and advances to affiliate” was eliminated and the assets and liabilities of Sentigen consolidated within the financial statements of IMCOR.

Separately, in June 2004 the holder of the Company’s Series A Preferred Stock sold that instrument and the purchaser converted all Series A Preferred Stock, including accrued and unpaid dividends, into 195,263 shares of common stock of IMCOR at a conversion price of $84.68 per share.  On the conversion date, the value of the Company’s common stock was $0.75 per share, which was deemed to be the implicit factor to value the 19.9% of Sentigen that Elan sold to IMCOR at $146,447.  Accordingly, the Company wrote down the carrying value of its 80.1% share of the related technology license then held by Sentigen to $589,469.  As part of the consolidation of Sentigen, the Company by June 30, 2004 recorded the entire value of the technology license, net of $4,128 of amortization, at $731,788.

Significant Estimates

The Company considers the valuation of its investment in the purchased technology related to Imagent (“Purchased Technology”) to be a significant estimate.  The carrying value of this Purchased Technology at June 30, 2004 is approximately $14,328,000, net of accumulated amortization.  The Company’s current valuation is based upon the purchase price the Company paid for the acquisition from Alliance.  The Company intends to periodically evaluate the valuation of Purchased Technology and make any necessary adjustments.  The Company’s valuation and negotiation assumptions have been based on currently available information including estimates of market size and penetration, pricing, competitive threats and general operating expenses.  These estimates may change and such changes may impact future estimates of carrying value.  The Company has instituted litigation against Amersham, and Amersham has responded with counter-claims.  Should the Company lose this litigation, its business and the value of the Purchased Technology would be materially and adversely affected.   See “Liquidity; Capital Resources,” below.

The Company also considers its investment in its technology license to be a significant estimate.  In June 2004, the Company and units of Elan terminated the joint venture that had been formed to develop N1177 for lymphography.  Separately, the holder of the Company’s Series A Preferred Stock sold that instrument and the purchaser converted all Series A Preferred Stock, including accrued and unpaid dividends, into 195,263 shares of common stock of IMCOR at a conversion price of $84.68 per share.  See “Note 7 – Equity Transactions,” above.  Among other factors, the Series A Preferred Stock was exchangeable for additional shares of Sentigen.  See “Management’s Discussion and Analysis and Plan of Operation, Joint Venture,” above.  On the conversion date, the value of the Company’s common stock was $0.75 per share, which was deemed to be the implicit factor to value the 19.9% of Sentigen that Elan sold to IMCOR at $146,447.  Accordingly, the Company wrote down the carrying value of its 80.1% share of the related technology license then held by Sentigen to $589,469.  As part of the consolidation of Sentigen, the Company by June 30, 2004 recorded the entire value of the technology license, net of $4,128 of amortization, to be $731,788.

Results of Operations

The financial statements included herein present the results of operations of the Imagent Business following its acquisition on June 18, 2003.  See Note 4 to the financial statements for a presentation of the pro-forma results of operations for all periods.  As one of a series of transactions on November 12, 2002, the Company split off the therapeutic business to certain founding shareholders.  Accordingly, the expenses associated with that business have been reclassified as discontinued operations.

Quarters ended June 30, 2004 and 2003

Revenue.  To date, the Company has not generated significant product revenues due to capital constraints limiting its production, sales and marketing capability.  In December 2003 the

Company entered into a license agreement with Kyosei for the development and marketing of Imagent in Japan for all radiology and cardiology indications.  At the closing, the Company received a non-refundable gross payment of $2 million from Kyosei.  In April 2004, the Company received an additional non-refundable gross payment of $2 million.  These are gross amounts; and a total of $200,000 for each payment was withheld at the source and charged off to expense in 2003 and 2004 as appropriate.  The Company is recognizing income from these gross payments ratably over the remaining expected life of the Kyosei agreement.  Accordingly, the Company recognized $84,523 as license revenue in the second quarter of 2004.

Additional payments from Kyosei are expected in 2005 and beyond with total set payments not to exceed $10 million, together with royalties based upon future sales.  The future payments are based on certain milestones of clinical development, including the commencement of and completion of clinical studies and approval for sale by Japanese regulatory authorities.  Commencement of clinical studies is not expected to be earlier than 2005, and the development program, including regulatory approval, is expected to take four or more years.  Accordingly, the Company does not expect commercial sales, upon which the Company will earn royalties, to commence earlier than 2008.  While the Company believes that Imagent clinical studies will be successful, the Company cannot assure that such studies conducted in Japan will be successful or that the product will be approved for sale by Japanese authorities.

Research and Development.  Research and development expenses for the quarters ended June 30, 2004 and June 30, 2003 were $926,076, and $266,279 respectively.  These expenses include personnel costs, fees and other compensation paid to outside consultants, and costs associated with conducting preclinical and clinical studies and manufacturing product to be used in these studies.

The Company’s current manufacturing facility provides significant excess capacity for all clinical development and scaled manufacturing activities, now and for the foreseeable future.  Since the excess manufacturing facility capacity provides no significant direct benefit to the Company at the present time, the current costs associated with this excess capacity continue to be charged off against current operations, including a portion attributed to research and development.

In the second quarter of 2003, research and development expenses were directed primarily to the development of PH-50.  During this period, the Company maintained a small internal management group and conducted research activities through contracts with third party laboratories.  Following the Imagent Business acquisition, the Company gained internal research capabilities and infrastructure.  The increase in research expenses in the quarter ended June 30, 2004, compared to the comparable prior year period, was primarily due to the increase in the number of research personnel and supporting laboratory spending.  Substantially all of the research expenses in the second quarter 2004 were for infrastructure and expenses associated with regulatory compliance and continued development of Imagent for new indications and the maintenance of the Company’s manufacturing capability.

The Company is planning to initiate additional pre-clinical studies of PH-50, as funds permit, for potentially significant new applications in cardiovascular imaging and have filed for additional patent protection of the use of the compound for vascular and organ imaging applications.  The

Company have incurred a total of approximately $1,945,000 of expenses in connection with the development of PH-50.

The Company has been developing N1177 through a joint venture with affiliates of Elan which was terminated as of June 10, 2004.  Research and development expenses for N1177 have previously been charged to the joint venture.  The Company has incurred a total of approximately $3,130,000 of expenses in connection with the development of N1177.

The Company expects its development priorities, based on the availability of sufficient capital, to focus on the continued development of PH-50, compliance with regulatory obligations for Imagent and development of new indications for Imagent.  Expenses associated with the development of N1177 were charged to its joint venture through June 10, 2004, and expenses associated with the development of its other products are borne completely by the Company.

During the second quarter of 2004 and 2003, the Company had insignificant purchases of equipment and leasehold improvements other than those associated with the Purchased Technology.  The Company’s purchases, if any, are primarily for the acquisition of laboratory and other equipment necessary to conduct manufacturing operations and leasehold improvements at its offices in San Diego.  During the next twelve months, assuming that the Company obtains sufficient capital, the Company expects capital expenditures for equipment to be less than $500,000.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the quarters ended June 30, 2004 and June 30, 2003 were $4,142,655 and $2,270,231, respectively.

In the second quarter of 2003, these expenses include costs associated with obtaining and asserting patent protection for the Company’s intellectual property, costs associated with administrative personnel and corporate management, the amortization of certain options granted to the Company’s employees, legal and related expenses, facilities expenses at the Company’s Pennsylvania offices, which have since been closed, and, following the Imagent Business acquisition, costs to operate that business, including amortization of Purchased Technology.  The increase in expenses in the quarter ended June 30, 2004, compared to the comparable prior quarter, was due primarily to the issuance of stock options at prices below the market price of the Company’s common stock pursuant to a contractual obligation to award a bonus to the Company’s Chief Executive Officer, legal expenses associated with the several financial transactions the Company completed during the quarter, and the full period impact of the Imagent Business organization, including salaries, facilities and utility costs and other expense.

In June 2004, the Company and Elan terminated the joint venture, and the Company purchased the 19.9% of Sentigen held by Elan.  As a result, Sentigen has become the Company’s wholly owned subsidiary, the “investment and advances to affiliate” was eliminated and the assets and liabilities of Sentigen consolidated within the Company’s financial statements.  At the commencement of the joint venture, the Company sold the Series A Preferred Stock to a unit of Elan.  Separately, the holder of the Company’s Series A Preferred Stock sold that instrument and the purchaser converted all Series A Preferred Stock, including accrued and unpaid dividends, into 195,263 shares of common stock of IMCOR at an exchange rate of $84.68 per share.  See “Note 7 – Equity

Transactions,” in the financial statements.  Among other factors, the Series A Preferred Stock was exchangeable for additional shares of Sentigen.  See “Joint Venture,” above.  On the conversion date, the value of the Company’s common stock was $0.75 per share, which was deemed to be the implicit factor to value the 19.9% of Sentigen that Elan sold to IMCOR at $146,447.  Accordingly, the Company wrote down the carrying value of its 80.1% share of the related technology license then held by Sentigen by $2,017,749 to $589,469.  As part of the consolidation of Sentigen, the Company by June 30, 2004 recorded the entire value of the technology license, net of $4,128 of amortization, to be $731,788.

Investment and other income for the quarters ended June 30, 2004 and June 30, 2003 was $17,036 and $2,291, respectively.  Investment income is generated by the amount of capital in the Company’s investment portfolio prior to it being used to fund its operations and the rate of interest earned on that capital.  In the 2004 quarter, investment and other income consisted primarily of sales of Imagent.

The Company expects investment and other income to fluctuate primarily as a result of recording other income items and, to a lesser extent, as the size of the investment portfolio decreases or increases and as the rate of interest earned by the portfolio varies due to shifts in short term interest rates.

Interest expense was $329,334 and $53,988 for the quarters ended June 30, 2004 and 2003. Commencing in May 2003, the Company financed the operations primarily through the use of Secured Promissory Notes and Revolving Convertible Senior Secured Promissory Notes bearing interest at 7.5%, compounded monthly.  In addition, as part of the Imagent Business acquisition, the Company delivered to Xmark its promissory notes in the total principal amount of $2,500,000. These notes bore interest at 3% over the prime rate (payable in shares of the Company’s common stock).  See “Liquidity; Capital Resources,” below.  In the second quarter 2004, the Company also accrued interest expense  related to certain obligation associate with the acquisition.

The Company recorded preferred stock dividends (payable in additional shares of Series A Preferred Stock) of $221,160 and $265,504 in the quarters ended June 30, 2004 and 2003 for Series A Preferred Stock.  On June 10, 2004, the entire Series A Preferred Stock was converted into 195,263 shares of the Company’s common stock.  See “Liquidity; Capital Resources,” below.

Net loss applicable to common shareholders (after preferred dividends) was $7,533,215, or $0.27 per share, and $7,655,359, or $0.44 per share, for the three-month periods ended June 30, 2004 and 2003, respectively.  Weighted average shares utilized in these calculations were 28,138,446 and 17,532,111, respectively.  The increase in weighted shares outstanding was due primarily to the timing of the Company’s financing, debt conversion and conversion of the Series A Preferred Stock.  See “Liquidity; Capital Resources,” below.

Six months ended June 30, 2004 and 2003

Revenue.  The Company recognized $126,190 as license revenue in the first half of 2004 pursuant to the amortization of deferred revenue related to the Kyosei agreement.  The Company had no revenue in the first quarter of 2003.

Research and Development.  Research and development expenses for the six months ended June 30, 2004 and 2003 were $1,886,907, and $820,442 respectively. The increase in expenses for the first half of 2004 was due primarily to the additional costs incurred related to the Imagent Business.  Significant 2004 costs categorized as research and development expenditures (all numbers approximate) include personnel costs (research, development and manufacturing support) ($1,152,000), contract consulting services ($304,000), patent costs (209,000) and supplies associated with research and development activities ($138,000).

Selling, General and Administrative Expense.  Selling, general and administrative expenses for the six months ended June 30, 2004 and 2003 were $7,831,761 and $6,465,589 respectively.

These expenses in the first half of 2003 were comprised primarily of costs associated with the acquisition of the Imagent Business incurred prior to making a firm commitment to the acquisition (costs incurred following its firm commitment to acquire the Imagent Business have been capitalized as part of the acquisition cost) including (i) provisions the Company had taken against advances the Company had made to Alliance and shares of the common stock the Company had issued to Xmark pursuant to a standstill agreement with Xmark, (ii) costs of conducting due diligence and other activities related to the acquisition of the Imagent Business, and (iii) costs associated with obtaining patent protection for its intellectual property, costs associated with administrative personnel and corporate management, the amortization of options granted to its employees, legal and related expenses and facilities expenses.

In 2004, the overall increase in expenses for the first half of 2004 was due primarily to the additional costs incurred related to the Imagent Business, including costs of selling and marketing programs for Imagent and amortization of Purchased Technology related to the acquisition of the Imagent Business. More specifically, significant 2004 costs categorized as selling, general and administrative expenses (all numbers approximate) include personnel costs ($910,000), contract consultant costs ($1,076,000), recognition of the expense of stock options granted at a price below the fair market value for our common stock on the date of grant ($662,000), legal (including general corporate and litigation support) and accounting ($908,000), special fees (primarily related to carrying costs associated with various Xmark obligations) ($954,000), facilities costs ($795,000) and depreciation and amortization ($1,571,000).

Investment and other income for the six months ended June 30, 2004 and 2003 was $241,272 and $6,813, respectively.

In 2003, investment and other income primarily reflected earnings on the investment portfolio following the Company’s capital raising efforts in late 2002.

In 2004, investment and other income reflected:

•                  reversal of the remaining provision for the closing of the Company’s former offices in New Hope, PA upon the landlord’s successful efforts in replacing the Company’s lease;

•                  disgorgement of profits by a shareholder deemed to be an affiliate of the Company to the Company resulting from certain sales of the Company’s common stock;

•                  proceeds resulting from modest sales of Imagent; and

•                  earnings on the investment portfolio.

The Company recorded preferred stock dividends (payable in additional shares of Series A Preferred Stock) of $498,030 and $523,970 in the six-month periods ended June 30, 2004 and 2003 for Series A Preferred Stock.

Net loss applicable to common shareholders (after preferred dividends) was $12,657,435, or $0.51 per share, and $12,854,721, or $0.75 per share, for the six-month periods ended June 30, 2004 and 2003, respectively.  Weighted average shares utilized in these calculations were 24,808,999 and 17,105,467, respectively.  The increase in weighted shares outstanding was due primarily to the timing of the Company’s financing, debt conversion and Series A Preferred Stock conversion.

Interest expense was $596,753 and $53,988 for the six months ended June 30, 2004 and 2003.

Subsequent Events

On July 1, 2004 the Company repaid its secured bridge loan in the principal amount of $702,843 plus accrued interest and related fees.  Effective that date, the line of credit has been cancelled, and the security interest in its assets has been extinguished.

Liquidity; Capital Resources

Capital Resources and Requirements.  At June 30, 2004, the Company had cash and cash equivalents totaling approximately $7,061,000 and current liabilities of approximately $9,393,000 including $1,628,447 (of an original $2,128,447) secured debt that is payable on or before December 1, 2004.  The security interest covers all Company assets, including intellectual property.  The Company’s ability to conduct operations is entirely dependent on its ability to obtain additional capital.  Without additional financing the Company may not have sufficient capital resources for its entire fiscal year ending December 31, 2004.

At December 31, 2003, the Company had a net deficit position (its liabilities, puttable share obligations and mezzanine equity exceeded its assets) of $8,194,743.  During the quarter ended June 30, 2004, the following three transactions (more fully described elsewhere in this Form 10-QSB) contributed to increased shareholders’ equity, as follows:

•                  $10,150,000 common stock financing, resulting in approximately $9,325,000 cash proceeds net of costs;

•                  conversion of various debt instruments with principal values aggregating $12,719,500 plus accrued interest, into common stock for a total value of approximately $13,496,000; and

•                  reclassification of the $12,015,000 mezzanine equity into shareholders’ equity upon the conversion of the Series A Preferred Stock into 195,263 shares of common stock.

The above three transactions, taken together, resulted in gross increases to shareholders’ equity totaling approximately $34,836,000 during the six months ended June 30, 2004.  The most significant reduction to shareholders’ equity during this same period resulted from continuing net losses, totaling approximately $12,159,000.  Accordingly, the net shareholders’ deficit of $8,194,743 at December 31, 2003 was improved to a positive shareholders’ equity of $15,805,103 at June 30, 2004, primarily as a result of the above described transactions and activities.

Shares outstanding have increased from 19,464,548 at December 31, 2003 to 79,840,300 at June 30, 2004 (excluding warrants and options).  On June 10, 2004 the holder of its Series A Preferred Stock converted all of those shares, including accrued but unpaid dividends, for 195,263 shares of the Company’s common stock.  Accordingly, $12,015,000 of Series A Preferred Stock the Company had reclassified as mezzanine equity has by June 30, 2004 been classified as permanent equity, and the Series A liquidation preference totaling $16,534,840 has been eliminated.

The Company lacks sufficient working capital to fund planned operations for the entire fiscal year ending December 31, 2004.  The Company cannot accurately estimate the amount of additional financing required; however, the amount could be an additional $25 million or more by December 31, 2005.  Therefore, substantial additional capital resources will be required to fund the Company’s planned ongoing operations related to clinical development, marketing and manufacturing of Imagent, research and business development activities and debt repayment.  The Company’s financial condition raises substantial doubt about its ability to continue as a going concern without adjustments to its current planned levels of expenditures.

The Company is currently in default under obligations to pay $923,000 to creditors of Alliance in connection with its acquisition of Imagent.  While there can be no assurance of success, the Company believes that the Company can resolve these defaults and that they do not give rise to a reduction in the carrying value of Purchased Technology of the Imagent Business.  The Company also has not registered the resale of shares the Company issued in connection with that acquisition, which in some cases is a condition to the effectiveness of agreements to release the Company from any claims by the Alliance creditor.

The Company believes there are a number of potential alternatives available to meet the continuing capital requirements such as public or private financings or collaborative agreements.  The Company is taking continuing actions to reduce the  ongoing expenses.  If adequate funds are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license significant portions of its technology or potential products.  Its financial statements, including those contained in this Form 10-QSB, do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders may result.  However, there can be no assurance that such capital will be available under acceptable terms, if at all.  See “Risk Factors - The Company must raise additional financing in the future and its inability to do so will prevent the Company from continuing as a going concern and implementing its business development plan,” below.

In addition, the Company expects to evaluate from time to time the acquisition or license of businesses, technologies or products.  The purchase of any such licenses or technologies would be funded by a portion of any net proceeds of future offerings or the issuance of debt or equity securities specifically for that purpose.  The Company expects its use of capital to increase as the Company builds the commercial presence of Imagent and conducts further clinical trials of its products in development.

Institutional Financing.  In April and June 2004, the Company closed on the sale of approximately $10.15 million of its common stock at a price of $0.40 per share plus a warrant to purchase .5 additional shares for each share acquired for cash exercisable at $.50 per share, issuing approximately 25,374,999 shares of common stock and 14,717,502 shares of common stock underlying warrants, including warrants issued to its two placement agents.

The Company also converted an aggregate principal amount of $12,719,500 of debt plus accrued interest in connection with this financing.  Notes evidencing this debt bore interest at 7.25% per annum compounded monthly.  This conversion resulted in the issuance of 33,740,672 shares of the Company’s common stock at $.40 per share.

To secure the obligations under its notes to these investors, the Company granted them a security interest in all of its tangible and intangible assets, including intellectual property.  This lien has now been released.

The Company has used, and expects to use capital available from sales of common stock, for general corporate purposes, including activities related to the manufacturing and marketing of Imagent, preparing for and conducting clinical trials, purchase and preparation of clinical material, conduct of preclinical studies, administrative expenses to support its operating activities, capital expenditures, debt repayment and to meet working capital needs.

Transactions with Xmark.  The Company entered into a series of agreements with Xmark related to its acquisition of the Imagent Business. The Company issued 750,000 shares of its common stock in the first quarter 2003 to Xmark, who agreed to not exercise any rights against Alliance as a creditor for the period of the standstill. On May 2, 2003, the Company entered into an agreement pursuant to which Xmark agreed to extend the period during which Xmark had refrained from exercising its rights as a creditor against Alliance to permit the Company to complete the acquisition. On that date, the Company also purchased a $1,250,000 interest in Alliance’s obligations to Xmark.

At the closing of its acquisition of the Imagent Business the Company delivered to Xmark its promissory notes in the total principal amount of $2,500,000. These notes were payable in two equal installments on August 5, 2003 and November 3, 2003 and bore interest at 3% over the prime rate (payable in shares of the Company’s common stock). At the closing of the Imagent Business acquisition, the Company also issued Xmark an additional 1,056,144 shares that represented payment of interest that was due to Xmark by Alliance through the closing date of the acquisition.

The Company defaulted on the principal payment due on August 5, 2003. The Company negotiated a new agreement with Xmark dated August 18, 2003 pursuant to which the Company agreed to make an immediate payment of $1,250,000 and the remaining payment in November 2003.  The Company could defer the second payment for a monthly fee of between $50,000 and $100,000.

On May 3, 2004, the Company repaid to Xmark the last Senior Secured Note in the principal amount of $1,250,000. Following that repayment, Xmark had remaining the right to put to the Company 1,611,989 shares of the Company’s common stock held by them at $1.00 per share.  This put right was secured by all the assets of the Company’s Imagent Business and was exercisable in full on July 19, 2004.  In June 2004, the Company entered into an agreement with Xmark whereby the Company exchanged all puttable shares held by Xmark and other related obligations totaling $1,778,447, together with an additional fee of $350,000, for an aggregate of $2,128,447 of Secured Notes payable no later than December 1, 2004.  The Secured Notes are secured by all of the Company’s assets.  The Company repaid $500,000 of these secured notes on June 30, 2004.

Conversion of Series A Preferred Stock.  Under the Certificate of Designations of the Series A Preferred Stock the holder has a Series A liquidation preference entitling it as of June 10, 2004 to the first $16,534,840 of funds available for distribution to stockholders upon liquidation of the Company and has the right to convert shares of Series A Preferred Stock into common stock at any time after October 20, 2001 at a conversion price of $84.68 per share.  Alternatively, the holder of Series A Preferred Stock may exchange the initial 12,015 shares of Series A Preferred Stock for common shares of Sentigen so that the holder of Series A Preferred Stock owns 50% of the equity of Sentigen.  As the initial 12,015 shares of the Series A Preferred Stock were exchangeable at the holder’s option into additional shares of Sentigen, the Company had classified $12,015,000 as mezzanine equity.

On June 10, 2004 the holder of the Company’s Series A Preferred Stock converted all shares, including accrued but unpaid dividends, for 195,263 shares of the Company’s common stock.  Accordingly, $12,015,000 of Series A Preferred Stock the Company had classified as mezzanine equity has been reclassified as permanent equity, and the Series A liquidation preference totaling $16,534,840 has been eliminated.  In connection with the conversion of the Series A Preferred Stock, the Company also terminated the Sentigen joint venture with units of Elan through the purchase of Elan’s 19.9% interest for certain future royalties on two products: N1177 and PH-50.  See “Results of Operations,” above.

The Company was in default under an equipment lease.  In June 2004 the Company settled the demand by a lessor of approximately $787,000 for two payments totaling $100,000 and the issuance of 616,580 shares of the Company’s common stock. The Company will make an additional payment equal to the difference (if any) between the net proceeds the lessor receives from sales of the stock during the 12 months after the Company registers the shares and $468,601.  Due to the remaining contingency of a payment, the Company has continued to reflect the amount paid in stock, less the par value of the shares issued, as a liability.

In December 2003, the Company entered into a license agreement with Kyosei for the development and marketing of Imagent in Japan for all radiology and cardiology indications.  The Company has received a notice from Schering asserting a right against a portion of the proceeds received from Kyosei.  The Company contests the assertion.  The Company has established a provision of $400,000 should its position not be sustained.  See “Results of Operations,” above.

In June 2004, the Company entered into a secured bridge loan of up to $750,000 with a bank.  The bank held a security interest in substantially all the Company’s assets, other than intellectual property, junior to the security interest of Xmark and senior to the security interest of the convertible and demand notes held by certain institutional investors.  On July 1, 2004, the Company repaid the entire outstanding loan balance plus accrued interest and related fees of $702,863.  See “Subsequent Events,” above.

The Company has two long-term commitments that are not recorded on its financial statements.  At the time of the acquisition of the Imagent business, the Company entered into a non-cancelable operating lease agreement with a unit of Baxter International for certain equipment used for the manufacture of Imagent.  The Company’s annual cost for this lease is approximately $126,000.  The Company leases  the office and manufacturing space in San Diego, California.  Annual rent for the California lease, which expires in 2008, is approximately $792,000.

Plan of Operation

During the next twelve months the Company will focus its efforts primarily on exploring various options concerning its business, including securing additional financing, joint ventures, licensing or selling all or a portion of its technology and other possible strategic transactions.  The Company’s ability to commercialize Imagent and/or develop PH-50 and N1177 depends on the successful implementation of one or more of these transactions because its currently available capital is not sufficient to carry out its business plan or fully commercialize and develop these products.

Depending on the availability of capital and whether or not the Company pursues a sale or licensing strategy for Imagent, the Company will focus its operating efforts first on the additional clinical development of a myocardial perfusion indication for Imagent, the sales and marketing of Imagent, the development of PH-50 and then development of N1177.  Subject to the availability of sufficient capital, the Company expects to continue to incur losses for at least the next three years as the Company intensifies research and development, preclinical and clinical testing and associated regulatory approval activities and engage in or provide for the manufacture and/or sale of any products that the Company has or may develop.

Greater capital resources would also enable the Company to quicken and expand its marketing and research and development activities, and its failure to raise additional capital will (absent a suitable collaborative agreement providing for a third party to take over these functions) significantly impair or curtail its ability to conduct further activities.  In any event, complete development and commercialization of the Company’s technology will require substantial additional funds.  The Company is seeking to raise capital through the sale of its common stock or other securities in a private placement to fund its immediate and longer-term capital needs. See “Risk Factors - The Company must raise additional financing in the future and its inability to do so will prevent the Company from continuing as a going concern and implementing its business development plan,” below.

As of June 30, 2004, the Company expects to pay the following contractual obligations and commitments:

	Payments due by Year
	2004	2005-2006	2007-2008	Beyond 2008	Total
Recorded Liabilities
Xmark secured promissory notes	$1,628,447	$—	$—	$—	$1,628,447
Bridge loan	702,863	—	—	—	702,863
Imagent purchase obligations (remaining)	2,155,425	—	—	—	2,155,425
Notes pursuant to unpaid prior legal fees	416,807	—	—	—	416,807
Equipment lease settlement obligations	567,984	—	—	—	567,984
Accrued royalty liability	400,000				400,000

Commitments
Operating Lease Commitments	478,365	1,900,569	1,024,595	—	3,403,529

Total Contractual Obligations	$6,349,891	$1,900,569	$1,024,595	$—	$9,275,055

Recent Accounting Pronouncements

During the quarter ended June 30, 2004, there were no new Accounting Pronouncements impacting the Company’s accounting, financial position or operating results.

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

PART II.  OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

On June 18, 2003, the Company filed a complaint against Amersham and two other Amersham affiliates alleging that certain Amersham products infringe on claims in its patents covering Imagent.  The case is captioned as Photogen Technologies, Inc. and Alliance Pharmaceutical Corp. v. Amersham Health Inc. et. al., Civil Action No. 03CV2853(SRC), in the United States District Court for the District of New Jersey. The Company’s complaint alleges that principally through their Optison® product, Amersham and related Amersham entities infringe on eight patents owned by the Company. The Company is also seeking a declaration that the claims of fifteen Amersham patents are invalid and are not infringed by its Imagent product. Alliance, the party from whom the Company recently acquired the Company’s Imagent product, is also a plaintiff in the suit.  The Company is seeking damages, an injunction against Amersham, a declaratory judgment and other relief.

Amersham filed an answer dated July 18, 2003 denying the material allegations of the Company’s claims and asserting certain affirmative defenses and counterclaims. Amersham’s counterclaims against the Company include claims of patent infringement of the fifteen Amersham patents, breach of contract, breach of good faith and fair dealing, and tortuous interference with contract. The parties are exchanging written discovery at this time.

It is not presently feasible to determine whether there is a reasonable possibility that the assets have been impaired for purposes of Statement of Financial Accounting Standards No. 5, or the extent of damages or gain, if any, that might result depending on whether or not the Company prevails.  Such a determination will only be possible after the facts and circumstances of the litigation have been established and, potentially, litigated before a court of competent jurisdiction.  In any event, the Company will continue to incur litigation costs as it prosecutes its claims in the litigation.  Intellectual property disputes are often settled through licensing arrangements, which if resolved unfavorably, could be costly to the Company or ultimately make it unfeasible to market the product.  In any intellectual property litigation, it is possible that licenses necessary to settle the dispute would not be available on commercially reasonable terms or that the Company would not be able to redesign its technologies to avoid any claimed infringement thus resulting in the Company’s inability to sell the product.

On July 29, 2003, the European Patent Office revoked Amersham’s European Patent (EP) No. 620744 with claims directed to contrast agents. The Company had brought the opposition proceeding against the EP ‘744 patent in the European Patent Office. The EP ‘744 is a counterpart to the patents that are the subject of the Company’s suit against Amersham in the United States described above. See “Risk Factors—The Company filed a suit against Amersham for patent infringement, which, if resolved unfavorably, could impede its ability to utilize its patents for Imagent,” below.

ITEM 2.                             CHANGES IN SECURITIES

During the six-month period ending June 30, 2004, the Company issued securities in the transactions described below without registration under the Securities Act.  These securities were offered and sold by the Company in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering, and/or Rule 701 under the Securities Act relating to transactions occurring under compensatory benefit plans.  The Company relied on representations and warranties from the purchasers of the securities that they were acquiring the securities for their own account and not with a view to, or for sale in connection with, any distribution of the securities in violation of the Securities Act.

•                  In January 2004, the Company recognized the issuance of 6,250 shares of its common stock as compensation for services provided by a consultant.

•                  On March 5, 2004, the Company issued 2,053,977 shares of its common stock to certain creditors of Alliance.  The value of 1,985,522 of these shares was to satisfy a previous obligation associated with acquisition of the Imagent Business.  The value of the remaining 68,455 shares was recorded as penalty expense due to delays in securing shareholder approval of the issuance of these shares.

•                  In April and June 2004, the Company issued 25,374,999 shares of common stock and 14,717,502 shares of common stock underlying warrants, including warrants issued to its two agents pursuant to the sale of approximately $10.15 million of its common stock at a price of $0.40 per share plus, for each share purchased, a warrant to purchase .5 of an additional share exercisable at $.50 per share.

•                  In April and June 2004, the Company issued 33,740,672 shares of its common stock at $0.40 per share to holders of its Secured Promissory Notes and Revolving Convertible Senior Secured Promissory Notes in exchange for the conversion of an aggregate of approximately $12,719,500 principal amount plus accrued interest of these notes.

•                  In June 2004, pursuant to the Exchange Agreement with Xmark, the Company retired all of the remaining 1,611,989 puttable shares held by Xmark.

•                  In June 2004, the Company issued 195,263 shares of its common stock pursuant to the conversion of all shares of its Series A Preferred Stock, including accrued but unpaid dividends.

•                  In June 2004, the Company issued 616,580 shares of its common stock as part of a settlement of a demand of approximately $787,000 for certain lease payments for an equipment lease.

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES

During the quarter ended June 30, 2004:

•                  The Company was in default with respect to the payment of $4,160,000 principal amount of Revolving Secured Convertible Senior Secured Notes and accrued interest.  The Company resolved the default by converting the entire principal and accrued interest under those notes on June 29, 2004 (in conjunction with its $10.15 million financing) into 11,069,720 shares of common stock at a conversion price of $.40 per share.

•                  The Company was in default under an equipment lease and the lessor had demanded $787,000; the Company resolved the default by entering into an agreement providing for payment of $100,000 and the issuance of 616,580 shares of common stock.  The Company will make an additional payment equal to the difference (if any) between the net proceeds the lessor receives from sales of the stock during the 12 months after the Company registers the shares and $486,601.

•                  The Company was in default under obligations to pay an aggregate of $923,000 to creditors of Alliance in connection with the Company’s acquisition of Imagent.  The

Company did not register the resale of shares delivered to certain of those creditors, which, in some cases, is a condition to the effectiveness of agreements to release the Company from any claims by that creditor.  Although the Company cannot give assurances of success, the Company believes the Company can resolve these defaults and that they do not give rise to a reduction in the carrying value of the Purchased Technology of the Imagent Business.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 5, 2004, the Company held a Special Meeting of Stockholders pursuant to a Proxy Statement dated January 13, 2004 whereby the stockholders: (i) approved the issuance of more than 20% of the Company’s voting stock to certain creditors of Alliance Pharmaceutical Corp in connection with the Company’s acquisition of Alliance’s assets related to its imaging and diagnostic imaging business, which closed on June 18, 2003; (ii) approved the issuance of additional shares of common stock upon the conversion of secured promissory notes in the aggregate principal amount of $4,160,000, at the same price as the Company sells shares in a qualified financing; (iii) approved an amendment to the Company’s articles of incorporation to change its name to IMCOR Pharmaceutical Co.; (iv) authorized the Company’s Board of Directors to amend the Company’s articles of incorporation to effect, when and as determined by the Board in its sole discretion within the 2004 calendar year, a reverse stock split in a range between one-for-two up to one-for-five; and (v) ratified the engagement of Moss Adams LLP as the Company’s independent certified public accountants for the 2004 fiscal year.

ITEM 5.                             OTHER INFORMATION

RISK FACTORS

This Form 10-QSB contains (and press releases and other public statements the Company may issue from time to time may contain) a number of forward-looking statements regarding its business and operations.  Statements in this document that are not historical facts are forward-looking statements.  Such forward-looking statements include those relating to:

•                  the Company’s current business and product development plans,

•                  the Company’s future business and product development plans,

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to differ materially from what is currently anticipated.  The Company makes cautionary statements in certain sections of this Form 10-

QSB, including under “Risk Factors.”  You should read these cautionary statements as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB, in the materials referred to in this Form 10-QSB, in the materials incorporated by reference into this Form 10-QSB, or in its press releases or other public statements.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-QSB or other documents incorporated by reference might not occur.  No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement. The Company does not undertake any obligation to release publicly any revisions to these forward looking statements, to reflect events or circumstances after the date of this Form 10-QSB, or to reflect the occurrence of unanticipated events, except as may be required under applicable securities laws.

The following are key risk factors that may affect the Company’s future results and/or the price of the Company’s common stock:

Business and Financial Risks

The Company must raise additional financing in the future and its inability to do so will prevent the Company from continuing as a going concern and implementing its business plan.

The Company’s cash and securities on hand at June 30, 2004, following expenditures incurred by its operations was approximately $7,061,000. At June 30, 2004, the Company had liabilities, including current liabilities and deferred revenue of approximately $13,267,000. The Company is in default under obligations to pay $923,000 to former secured creditors of Alliance in connection with the Company’s acquisition of the Imagent Business.  The Company also has not registered the resale of shares the Company issued in connection with that acquisition, which in some cases is a condition to the effectiveness of agreements to release the Company from any claims by the Alliance creditor.

The Company will need substantial additional financing to continue planned operations including its manufacturing, marketing and product development programs, and the repayment of debt. The Company estimates that it will need at least $25,000,000 through December 31, 2005 to fund planned operations and discharge debt.   The Company is currently seeking capital in one or more transactions to fund its immediate and longer-term capital needs. Additional funds may not be available on acceptable terms, if at all, and existing stockholders may be diluted as a result of those offerings. The pricing of the Company’s common stock, or other securities convertible into common stock, in any such transaction may also result in an increase in the number of shares of common stock issuable upon exercise of warrants in accordance with the anti-dilution provisions in the instruments governing those securities.

The Company must repay a secured debt holder an aggregate of $1,578,447 in installments on or before December 1, 2004.

An institutional stockholder had a put right for 1,611,989 shares of the Company’s common stock at $1.00 per share that was fully exercisable as of July 19, 2004.  In June 2004, the Company exchanged all puttable shares and other related obligations for an aggregate of $2,128,447 secured debt.  The holder has a security interest in all of the Company’s assets, including intellectual property.  The Company has made $550,000 in payments on the notes.  The remaining $1,578,447 is due in installments on or before December 1, 2004.

The Company has a history of losses, and the Company may not achieve or maintain profitability in the future or pay cash dividends.

The Company has incurred losses since the beginning of its operations.  As of June 30, 2004, the Company has incurred cumulative net losses (before dividends on preferred stock) of approximately $63,678,000.  The Company expects its losses to increase in the future as its financial resources are used for manufacturing, marketing, research and development, preclinical and clinical testing, regulatory activities, and other related expenses.  The Company may not be able to achieve or maintain profitability in the future.  The Company has never declared or paid any cash dividends to stockholders and does not expect to do so in the foreseeable future.

The Company does not have any material revenues from sales; accordingly, the Company is a development stage company.

The Company and its technologies, other than its recently acquired Imagent product, are in early stages of development. The Company began its business as a biopharmaceutical company in 1997.  To date, the Company has not generated material revenues from sales or operations. The Company expects to generate revenue from sales of Imagent, but there can be no assurance that the Company will be able to generate enough revenue from such sales to be profitable for at least several years, if at all.

The Company’s inability to develop Imagent for use with the Phasic Changes technique, and to continue development of PH-50 and N1177, may impede its ability to raise capital and achieve profitability.

The Company is seeking to expand its label indication for Imagent for myocardial perfusion imaging for the detection of coronary artery disease (CAD) using a novel technique called Phasic Changes.  The Company is also working toward further clinical development of PH-50 and N1177.  The Company believes that development of Imagent for the Phasic Changes technique in particular will be important to the Company’s ability to attract capital and achieve future profitability.

There are a number of potential obstacles to these goals:

•                  The Company may not have sufficient capital to complete the clinical trials and other tasks necessary to obtain regulatory approval.

•                  The results of studies on Imagent for the Phasic Changes technique are preliminary.  These studies and others for PH-50 and N1177 may not provide sufficient data to predict the products’ potential for use.

•                  The FDA may not approve the use of Imagent for the Phasic Changes technique or PH-50 or N1177 for their planned indications.

•                  The Company has not completed an examination of whether it has sufficient intellectual property protection to use Imagent for the Phasic Changes technique.  Intellectual property disputes relating to Imagent, PH-50 or N1177 could be costly to resolve and could affect the Company’s ability to commercialize products with those technologies.

•                  The Company may not attract capital or achieve profitability even if it successfully introduces Imagent for the Phasic Changes technique, PH-50 or N1177.

•                  As a result of changing economic considerations, market, clinical or regulatory conditions, or clinical trial results, the Company may shift its focus or determine not to continue one or more of the product development projects the Company is currently pursuing.

The markets for imaging products are extremely competitive, and many of its competitors have greater resources and have products that are in more advanced stages of development than the Company does, which may give them a competitive advantage over the Company.

In addition to Imagent, there are currently two FDA approved ultrasound contrast agents being marketed in the U.S. by Amersham Health, Inc. and Bristol-Myers Squibb for certain cardiology applications. In addition, Bracco International has filed a New Drug Application with the FDA seeking approval to market its product. Two other companies (POINT Biomedical and Acusphere) are in advanced clinical trials for the use of ultrasound contrast agents for assessing certain organs and vascular structures. The Company expects that competition in the ultrasound contrast imaging field will be based primarily on each product’s safety profile, efficacy, stability, ease of administration, breadth of approved indications, and physician, healthcare payer and patient acceptance. The Company is at the very early stages of launching Imagent, and the Company cannot predict whether it will compete successfully with these other products.

The Company filed a suit against Amersham for patent infringement that if resolved unfavorably could impede its ability to utilize its patents for Imagent.

The Company filed a complaint against Amersham Health, Inc. and two other Amersham affiliates alleging that certain Amersham products infringe on claims in its patents covering Imagent. The Company also seeks a declaration that its patents do not infringe on Amersham’s in this area, and other relief. Alliance joined the Company as a plaintiff in this suit. Amersham filed an answer denying the material allegations of its claims and asserting certain counterclaims. If the suit is resolved unfavorably to the Company, the Company may have difficulty utilizing the protections of its patents for Imagent and there may be other complications that may make it difficult or impossible to implement its commercialization strategy for Imagent.

Intellectual property disputes are often settled through licensing arrangements that could be costly to the Company. In any intellectual property litigation, it is possible that those licenses necessary to settle the dispute would not be available on commercially reasonable terms or that the Company would not be able to redesign its technologies to avoid any claimed infringement thus resulting in its inability to sell the product.

The Company’s proposed products are subject to extensive testing and government approval, and the Company may not obtain or maintain the approvals necessary to sell its proposed products.

Other than Imagent for its current indication, none of the Company’s  proposed imaging products has received the FDA’s approval for commercial sales. An extensive series of clinical trials and other associated requirements must be completed before the Company’s proposed products can be approved and sold in the U.S. or other countries.  Requirements for FDA approval of a product include preclinical and clinical testing for effective use and safety in animals and humans, which can be extremely costly.  The time frame necessary to perform these tasks for any individual product is long and uncertain, and the Company may encounter problems or delays that the Company cannot predict at this time.  The lack of adequate capital will contribute to delays in this process.  The Company must also obtain regulatory approvals comparable to those required in the U.S. to market its products in other countries.  Even if testing is successful, its proposed products may not demonstrate sufficient effectiveness or safety to warrant approval by the FDA or other regulatory authorities.  Any regulatory approval may not cover the clinical indications that the Company may seek.

Other than Imagent for its current indication, the Company’s proposed imaging products generally must complete preclinical tests in animals and three phases of tests (also called clinical trials) in humans before the Company can market them for use.  Use of its technology has been limited primarily to laboratory experiments and animal testing; only N1177 has completed Phase 1 human clinical trials. The Company has not yet conducted substantive studies of its compounds in development to evaluate their effectiveness on human subjects.  The Company’s results from early clinical trials may not predict results that the Company will obtain in large-scale clinical trials, as even after promising results in early trials, a number of companies have suffered significant setbacks in advanced clinical trials.

The Company may not conduct additional Phase 2 or Phase 3 clinical trials for its products and such trials, if begun, may not demonstrate any efficacy or may not be completed successfully in a timely manner, if at all.  The rate of completion of the Company’s clinical trials depends upon, among other things, the rate of patient enrollment.  Patient enrollment is a function of many factors, including the size of the patient population for a particular indication, the nature of the clinical protocol under which the Company’s products will be studied, the proximity of the patient to a clinical site and the eligibility criteria for the study.  Delays in planned patient enrollment may result in increased costs, regulatory filing delays, or both. Furthermore, the Company, the FDA or other regulatory authorities may alter, suspend or terminate clinical trials at any time.  If the Company does not successfully complete clinical trials and obtain regulatory approval for a product, the Company will not be able to market that product.

Any products approved by the FDA are subject to postmarket approval requirements of the FDA.

The Company’s FDA approved product, Imagent, is subject to numerous postmarket approval requirements by regulatory authorities. The Company is subject to inspection and marketing surveillance by the FDA to determine its compliance with regulatory requirements with respect to any approved products. If the FDA finds that the Company has failed to comply, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:

•                  recall or seizure of its products;

•                  fines, injunctions and civil penalties;

•                  operating restrictions, partial suspension or total shutdown of production; and

•                  criminal prosecution.

Any enforcement action by the FDA may also affect the Company’s ability to commercially distribute its products in the U.S.

Product liability claims could increase its costs and adversely affect its results of operations.

The marketing, sale and clinical testing of Imagent and the Company’s product candidates may expose the Company to product liability claims, and the Company may experience material product liability losses in the future. The Company maintains certain levels of product liability insurance for the use of its products, but its coverage may not continue to be available on terms acceptable to the Company or adequate for liabilities the Company actually incurs. A successful claim brought against the Company in excess of available insurance coverage, or any claim or product recall that results in significant adverse publicity against the Company, may have a material adverse effect on its business and results of operations.

If the Company does not obtain and maintain patent or other protection of its core technologies (namely Imagent and PH-50 for cardiovascular imaging and N1177 for lymphography), the Company may have difficulty commercializing products using these technologies.

The Company’s success depends in part on its ability to obtain, assert and defend its patents, protect trade secrets and operate without infringing the intellectual property of others. Among the important risks in this area are that:

•                  the Company’s patent applications may not result in issued patents. Moreover, any issued patents may not provide the Company with adequate protection of its intellectual property or competitive advantages, and the law on the scope of patent coverage is continually changing.

•                  various countries limit the subject matter that can be patented and limit the ability of a patent owner to enforce patents in the medical field. This may limit the Company’s ability to obtain or utilize those patents internationally.

•                  existing or future patents or patent applications (and the products or methods they cover) of the Company’s competitors (or others, such as research institutions or universities) may interfere, invalidate, conflict with or infringe the Company’s patents or patent applications. Similarly, the use of the methods or technologies contained in the

Company’s patents, patent applications and other intellectual property may conflict with or infringe the rights of others.

•                  if an advance is made that qualifies as a joint invention, the joint inventor or his or her employer may have rights in the invention.

The Company will be able to protect its proprietary rights from unauthorized use by third parties only to the extent that these rights are covered by valid and enforceable patents or effectively maintained as trade secrets. The Company acquired a patent portfolio related to Imagent as part of the acquisition of the Imagent Business.  The Company has not completed its evaluation of intellectual property rights associated with the use of Imagent for the Phasic Changes technique.   The Company also own two patents in the U.S., and certain other patents in foreign countries including Australia, Canada, Japan and Germany that relate to methods for performing lymphography.

In addition to the patents and patent applications the Company acquired through the purchase of the Imagent Business, the Company has filed patent applications in the U.S. and under the Patent Cooperation Treaty covering a number of foreign countries. These patent applications relate to the use of nanoparticulates, including PH-50, as cardiovascular imaging agents and to deliver pharmacologically active substances for treatment of various diseases. The Company is the exclusive licensee from Nycomed Imaging AS of a group of patented proprietary nanoparticulate compounds including N1177 and PH-50. The Company is the exclusive licensee of U.S. and foreign patent applications from Massachusetts General Hospital that relate to diagnostic imaging agents and methods for using the diagnostic imaging agents for medical location, treatment and diagnosis of tumors and other diseased tissues.  Additional patents may never be issued on any of the patent applications the Company owns or license from third parties.

The patent position of biopharmaceutical companies involves complex legal and factual questions and therefore the Company cannot assure the enforceability of these patents.  A third party might successfully challenge the validity or enforceability of the Company’s patents or if issued, patents that would result from its patent applications. The patents might not provide protection against competitive products or otherwise be commercially valuable, and applications filed by others might result in patents that would be infringed by the manufacture, use or sale of the Company’s products.  Litigation over patents and other intellectual property rights occurs frequently in the Company’s industry and there is a risk that the Company may not prevail in disputes over the ownership of intellectual property. Further, an interference proceeding with the Patent and Trademark Office may be instituted over the rights to certain inventions, and there is a risk that the Company may not prevail in such an interference proceeding. Those disputes can be expensive and time consuming, even if the Company prevails. Intellectual property disputes are often settled through licensing arrangements that could be costly to the Company.  In any intellectual property litigation, it is possible that licenses necessary to settle the dispute would not be available on commercially reasonable terms or that the Company would not be able to redesign its technologies to avoid any claimed infringement thus resulting in its inability to sell the product.

Confidentiality agreements covering the Company’s intellectual property may be violated, and the Company may not have adequate remedies for any violation. The Company’s trade secret intellectual property may in other ways become known or be independently discovered by competitors.  In addition, where intellectual property results from a research project supported by government funding, the government has limited rights to use the intellectual property without paying the Company a royalty.

To the extent the Company uses intellectual property through licenses or sub-licenses, as is the case for some of its lymphography technology, its rights are subject to the Company performing the terms of the license or sub-license agreement with third parties. The Company’s rights are also subject to the actions of third parties the Company may not be able to control, such as its sub-licensor complying with the terms of its license with the patent owner and the patent owner maintaining the patent.

The Company depends on a small number of employees and consultants to provide management expertise, and the loss of this expertise may interfere with the Company's operations or delay its ability to implement its business plan.

The Company currently has three senior executive officers:  its Chief Executive Officer (Dr. Williams), its Chief Financial Officer (Mr. Boveroux), and its Senior Vice President Marketing and Business Development (Mr. DeFranco).  The Company also has retained consultants to advise the Company in regulatory affairs, product development, and business and financial matters.  These individuals have entered into employment or consulting agreements, confidentiality and/or non-competition agreements with the Company.  If an individual performing one of these executive or consulting functions for the Company terminates his or her association with the Company or breaches their agreement with the Company:

•      The Company could suffer competitive disadvantage or loss of intellectual property protection.

•      The Company could experience a delay in the implementation of its business plan until it arranged for another individual or firm to fulfill the role.

The raw materials for Imagent are subject to a long-term supply contract with one supplier and the raw materials necessary for the manufacture of PH-50 and N1177 are supplied by one supplier. An interruption in availability of those materials may impair its ability to market or test those products.

The Company assumed the rights and obligations of Alliance under the terms of the long-term supply agreement that Alliance had for the principal raw material for Imagent.  Raw materials used in Imagent cannot be changed without equivalency testing of any new material by the Company and approval of the FDA.  Some raw materials for Imagent are currently qualified from only one source and, although the Company has some inventory, the Company will attempt to acquire additional inventory of these materials and to negotiate long-term supply arrangements.  There can be no assurance that the Company would be successful in negotiating any such long term or other supply agreements.

The Company currently relies on Nanosystems, a division of Elan Corporation plc, as the sole supplier of the raw nanoparticulates used to manufacture PH-50 and N1177. The Company presently has limited supplies of these products on hand. While a sole supplier supplies its raw materials, there are additional sources for these materials. However, to make any significant change in the manufacturing process or change in suppliers, the Company must conduct certain equivalency studies and receive approval by the FDA. Considerable delays in the Company’s research and development programs for these products could result from its having to change to a different supplier.  There can be no assurance that Nanosystems will continue to supply the Company with the raw materials that the Company needs in a timely manner on conditions that are acceptable to the Company.

The Company may encounter difficulties expanding its manufacturing operations.

The Company leases a single 53,000 square foot facility located in San Diego, California, a portion of which houses its manufacturing operations. This facility is subject to a variety of quality systems regulations, international quality standards and other regulatory requirements, including requirements for current good manufacturing practice. The Company may encounter difficulties expanding its manufacturing operations in compliance with these regulations and standards, which also could result in a delay or termination of manufacturing or an inability to meet product demand.

The Company will face risks inherent in operating a single facility for the manufacture of Imagent. At this time, the Company does not have alternative production plans in place or alternative facilities available should the San Diego manufacturing facility cease to function. These risks include unforeseen plant shutdowns due to personnel, equipment or other factors, and the resulting inability to meet customer orders on a timely basis.

The Company has to rely on third parties and collaborative relationships for the marketing, manufacturing and clinical testing of Imagent and its proposed products, and it may be difficult to implement its business plans without these collaborations.

The Company currently has agreements for sales, distribution and packaging of Imagent with several Cardinal Health, Inc. companies.  The Company has had and expect to continue in the future to have a variety of research agreements with universities and other research institutions to investigate specific protocols for the preclinical development and testing of its products or research activities related to other new potential products. The Company also contracts and expects to continue to contract with research organizations and other third parties to manage clinical trials of its products. The Company must obtain and maintain collaborative relationships with third parties for research and development, preclinical and clinical testing, marketing and distribution of its proposed products. Collaborative relationships may limit or restrict its operations or may not result in an adequate supply of necessary resources. A collaborative partner could also pursue alternative technologies as a means of developing or marketing products for the diseases targeted by the Company’s collaborative program.  If a third party the Company is collaborating with fails to perform under its agreement or fails to meet regulatory standards, this could delay or prematurely terminate preclinical or clinical testing of the Company’s proposed products.

Its products may not be fully accepted by physicians, laboratories and health insurance providers, which would reduce its revenue and limit its ability to raise capital.

The Company’s growth and success will depend upon market acceptance by physicians, laboratories and health insurance providers of the Company’s products. This requires acceptance of the Company’s products as clinically useful and cost-effective alternatives to other medical imaging products and methods. In addition, physicians may utilize imaging techniques other than those for which the Company’s products are being developed (such as magnetic resonance imaging (MRI) to image internal vasculature and organs and therefore, its products may not be utilized.

Changes in health care reimbursement policies or legislation may make it difficult for patients to use or receive reimbursement for using its products, which could reduce its revenues.

The Company’s success will depend, in part, on the extent to which health insurers, managed care entities and similar organizations provide coverage or reimbursement for using the medical procedures the Company has and plan to develop. These third-party payers are increasingly challenging the price of medical procedures and services and establishing guidelines that may limit physicians’ selections of innovative products and procedures. The Company also cannot predict the effect of any current or future legislation or regulations relating to third-party coverage or reimbursement on its business. The Company may not be able to achieve market acceptance of its proposed products or maintain price levels sufficient to achieve or maintain any profits on its products if adequate reimbursement coverage is not available. Failure by physicians, hospitals and other users of the Company’s products to obtain sufficient reimbursement from third-party payers for the procedures in which the Company’s products would be used or adverse changes in governmental and private third-party payers’ policies toward reimbursement for such procedures would have a material adverse effect on the Company’s business.

Risks Related To The Company’s Common Stock

A small group of stockholders have significant voting power and may delay or prevent a change of control of IMCOR and may have other adverse effect on the price of its common stock.

As of June 30, 2004, a small group of stockholders control approximately 51,384,623 shares, or 64.4% of the Company’s issued and outstanding common stock.  These stockholders are also parties to a Voting, Drag-Along and Right of First Refusal Agreement (the “Voting Agreement”) concerning the election of certain designees to the Board of Directors and certain other corporate actions.  The Voting Agreement requires these stockholders to vote their shares for the election of certain individuals nominated by parties to the Voting Agreement.  This concentration of ownership and control may delay or prevent a change in control of IMCOR, and may also result in a small supply of shares available for purchase in the public securities markets.  These factors may affect the market and the market price for its common stock in ways that do not reflect the intrinsic value of the Company’s common stock.

The price and trading volume of its common stock fluctuates significantly, like that of many biopharmaceutical companies, which may make it difficult for the Company or a stockholder to sell its common stock at a suitable price and may cause dilution for existing stockholders when the Company issues additional shares.

During the period from January 1, 2004 through July 30, 2004 the closing trade price of the Company’s common stock ranged from $2.20 to $0.19 per share.  Daily trading volume ranged from zero shares to approximately 476,141 shares during that period.

The market prices for securities of biopharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. The following factors may have an impact on the price of the Company’s common stock:

•                  Sales performance of Imagent;

•                  Announcements by the Company or others regarding scientific discoveries, technological innovations, commercial products, patents or proprietary rights;

•                  Announcements by the Company concerning the licensing or other transactions of its products or technologies;

•                  Private sales of a significant block of the Company’s common stock at a price below the then current market price of the Company’s common stock and the subsequent registration and sale of those shares;

•                  The progress of preclinical or clinical testing;

•                  Developments or outcome of litigation concerning proprietary rights, including patents;

•                  Changes in government regulation;

•                  Public concern about the safety of devices or drugs;

•                  Limited, if any, coverage by securities analysts;

•                  The occurrence of any of the risk factors described in this section;

•                  Sales of large blocks of stock by an individual or institution;

•                  Changes in the Company’s financial performance from period to period, securities analysts’ reports, and general market conditions; and

•                  Economic and other external factors or a disaster or crisis.

If stockholders holding substantial amounts of its common stock should sell their stock in the public market, the price of its stock could fall and it may be more costly for the Company to raise capital.

The Company has filed a registration statement on Form SB-2 on August 4, 2004 (which is not yet effective) with respect to the sale of 25,374,999 shares of its common stock (plus an additional 14,717,502 shares of its common stock issuable on conversion of warrants) by selling shareholders.  The Company has a commitment to register an additional approximately 44,512,895 shares of its common stock (including shares owned by funds controlled by two of its directors) following the effectiveness of the August 4 registration statement.  We may also register the resale of shares issuable pursuant to the exercise of options granted under our various option plans.  In addition, some of the Company’s shares are eligible for sale in the public market free of restriction under Rule 144 of the Securities Act.  Others shares of the Company’s common stock are also subject to agreements requiring the Company to permit the holders of the shares, under certain circumstances, to join in a public offering of its stock or to demand that the Company register their shares for resale. The sale of these shares could place downward pressure on the overall market price of the Company’s common stock.

The Company has issued a substantial number of securities convertible into shares of its common stock that will result in substantial dilution to the ownership interests of its existing shareholders.

As of August 15, 2004, the Company has reserved 21,522,016 shares of its common stock for issuance upon exercise or conversion of the following securities:

•                  15,453,266 shares upon exercise of outstanding stock warrants, including 14,717,502 shares of common stock underlying warrants from the Company’s recent financing;

•                  5,875,470 shares upon exercise of outstanding stock options; and

•                  193,280 shares upon exercise of options available for future grants under its existing option plans.

In addition, the Company’s Board of Directors recently approved increasing the total shares available for issuance under the 2000 Long Term Incentive Compensation Plan from 4,568,750 to 30,000,000, subject to stockholder approval which the Company expects to receive at its next meeting of stockholders.  The Company is contractually obligated to reserve an additional 5,078,402 shares pursuant to options to grant to the Company’s Chief Executive Officer upon increase in the shares subject to the 2000 Long Term Incentive Compensation Plan.  If the Company’s options and warrants are all issued and exercised, investors may experience significant dilution in the voting power of their common stock. The sale of these shares could also place downward pressure on the overall market price of the Company’s common stock.

Applicable Securities and Exchange Commission rules governing the trading of “penny stocks” limits the trading and liquidity of its common stock, which may affect the trading price of its common stock.

The Company’s common stock currently trades on the Pink Sheets. Because its common stock continues to trade below $5.00 per share, its common stock is considered a “penny stock” and is subject to Securities and Exchange Commission rules and regulations, which impose limitations upon the manner in which its shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of its common stock and reducing the liquidity of an investment in its common stock.

The Company does not intend to pay dividends in the foreseeable future.

The Company has never declared or paid a dividend on its common stock. The Company intends to retain earnings, if any, for use in the operation and expansion of its business and, therefore, do not anticipate paying any dividends on the Company’s common stock in the foreseeable future.

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits.

The following is a list of exhibits filed as part of this Form 10-QSB.  Exhibits that were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parenthesis.

EXHIBIT NO.	DESCRIPTION

+3.1	Articles of Incorporation of IMCOR Pharmaceutical Co., as amended (Filed as Exhibit E to the Company’s Proxy Statement on Form DEFM 14A dated September 12, 2002 and incorporated herein by reference.)

+3.2	Amended and Restated Bylaws of IMCOR Pharmaceutical Co. (Filed as Exhibit C to the Company’s Information Statement on Form DEF 14C dated December 23, 2002 and incorporated herein by reference.)

*10.1	Single-Tenant Industrial Lease dated November 7, 1997 by and between WHAMC Real Estate Limited Partnership and Alliance Pharmaceutical Corp.

EXHIBIT NO.	DESCRIPTION
*10.2

Landlord Consent to Assignment and Assumption dated as of June 18, 2003, by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), EOP-Industrial Portfolio, L.L.C., and Alliance Pharmaceutical Corp.

+10.3

Form of Securities Purchase Agreement dated as of April 19, 2004, between IMCOR Pharmaceutical Co. and each of the purchasers signatory thereto. (Filed as Exhibit 4.11 to the Company’s quarterly report on Form 10-QSB for the quarter ended March 31, 2004 and incorporated herein by reference.)

+10.4

Form of Warrant Agreement dated as of April 19, 2004 between IMCOR Pharmaceutical Co. and each of the purchasers signatory to the Securities Purchase Agreement dated as of April 19, 2004. (Filed as Exhibit 4.12 to the Company’s quarterly report on Form 10-QSB for the quarter ended March 31, 2004 and incorporated herein by reference.)

+10.5

Form of Registration Rights Agreement dated as of April 19, 2004 entered into by and between IMCOR Pharmaceutical Co. and each of the purchasers signatory to the Securities Purchase Agreement dated as of April 19, 2004. (Filed as Exhibit 4.13 to the Company’s quarterly report on Form 10-QSB for the quarter ended March 31, 2004 and incorporated herein by reference.)

+10.6

Form of Securities Purchase Agreement dated as of April 19, 2004, by and among IMCOR Pharmaceutical Co., Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Mi3 LP.  (Filed as Exhibit 4.14 to the Company’s quarterly report on Form 10-QSB for the quarter ended March 31, 2004 and incorporated herein by reference.)

+10.7

Form of Registration Rights Agreement dated as of April 19, 2004 by and among IMCOR Pharmaceutical Co. and each of Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Mi3 LP. (Filed as Exhibit 4.15 to the Company’s quarterly report on Form 10-QSB for the quarter ended March 31, 2004 and incorporated herein by reference.)

+10.8

Exchange Agreement dated as of June 4, 2004 by and among IMCOR Pharmaceutical Co., Xmark Fund, L.P., Xmark Fund, Ltd., Oxford Bioscience Partners IV L.P., MRNA Fund II, L.P. and Mi3 L.P. (Filed as Exhibit 10.23 to the Company’s Form SB-2 filed on August 3, 2004 and incorporated herein by reference.)

EXHIBIT NO.	DESCRIPTION
+10.9

Senior Secured Promissory Note dated June 4, 2004 between IMCOR Pharmaceutical Co. and Xmark Fund, L.P. (Filed as Exhibit 4.12 to the Company’s Form SB-2 filed on August 3, 2004 and incorporated herein by reference.)

+10.10

Senior Secured Promissory Note dated June 4, 2004 between IMCOR Pharmaceutical Co. and Xmark Fund, Ltd. (Filed as Exhibit 4.13 to the Company’s Form SB-2 filed on August 3, 2004 and incorporated herein by reference.)

*10.11

Termination Agreement dated June 9, 2004 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Elan Corporation, plc, Elan Pharma International Ltd., Elan International Services, Ltd., and Sentigen, Ltd.  Confidential portions of this exhibit were redacted.

*10.12	License Agreement dated June 9, 2004 between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Elan Pharma International Ltd. Confidential portions of this exhibit were redacted.

*10.13

Letter Agreement dated June 9, 2004 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Elan Drug Delivery, Inc., and Elan Pharma International Ltd.  Confidential portions of this exhibit were redacted.

*10.14	Letter Agreement dated June 27, 2004 by and between IMCOR Pharmaceutical Co. and Brian M. Gallagher.

+10.15

Forbearance Agreement dated June, 2004 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Philips Medical Capital, LLC (Filed as Exhibit 10.22 to the Company’s Form SB-2 filed on August 3, 2004 and incorporated herein by reference.)

*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NO.	DESCRIPTION
*32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Incorporated by Reference.

* Filed herewith.

(b)                                 Reports on Form 8-K.

The following report on Form 8-K was filed during the three-month period ending June 30, 2004:

On April 23, 2004, the Company filed a Form 8-K reporting it results of operations for the fiscal year ended December 31, 2003 and stating that it had accumulated losses since inception of $51,519,000, which raises substantial doubt about its ability to continue as a going concern.

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 20, 2004	IMCOR Pharmaceutical Co.

/s/ Taffy J. Williams
Taffy J. Williams, Ph.D., President and Chief Executive Officer

/s/ Brooks Boveroux
Brooks Boveroux, Senior Vice President - Finance and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

+3.1	Articles of Incorporation of IMCOR Pharmaceutical Co., as amended (Filed as Exhibit E to the Company’s Proxy Statement on Form DEFM 14A dated September 12, 2002 and incorporated herein by reference.)

+3.2	Amended and Restated Bylaws of IMCOR Pharmaceutical Co. (Filed as Exhibit C to the Company’s Information Statement on Form DEF 14C dated December 23, 2002 and incorporated herein by reference.)

*10.1	Single-Tenant Industrial Lease dated November 7, 1997 by and between WHAMC Real Estate Limited Partnership and Alliance Pharmaceutical Corp.

*10.2

Landlord Consent to Assignment and Assumption dated as of June 18, 2003, by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), EOP-Industrial Portfolio, L.L.C., and Alliance Pharmaceutical Corp.

+10.3

Form of Securities Purchase Agreement dated as of April 19, 2004, between IMCOR Pharmaceutical Co. and each of the purchasers signatory thereto. (Filed as Exhibit 4.11 to the Company’s quarterly report on Form 10-QSB for the quarter ended March 31, 2004 and incorporated herein by reference.)

+10.4

Form of Warrant Agreement dated as of April 19, 2004 between IMCOR Pharmaceutical Co. and each of the purchasers signatory to the Securities Purchase Agreement dated as of April 19, 2004. (Filed as Exhibit 4.12 to the Company’s quarterly report on Form 10-QSB for the quarter ended March 31, 2004 and incorporated herein by reference.)

+10.5

Form of Registration Rights Agreement dated as of April 19, 2004 entered into by and between IMCOR Pharmaceutical Co. and each of the purchasers signatory to the Securities Purchase Agreement dated as of April 19, 2004. (Filed as Exhibit 4.13 to the Company’s quarterly report on Form 10-QSB for the quarter ended March 31, 2004 and incorporated herein by reference.)

+10.6

Form of Securities Purchase Agreement dated as of April 19, 2004, by and among IMCOR Pharmaceutical Co., Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Mi3 LP.  (Filed as Exhibit 4.14 to the Company’s quarterly report on Form 10-QSB for the quarter ended March 31, 2004 and incorporated herein by reference.)

EXHIBIT NO.	DESCRIPTION
+10.7

Form of Registration Rights Agreement dated as of April 19, 2004 by and among IMCOR Pharmaceutical Co. and each of Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Mi3 LP. (Filed as Exhibit 4.15 to the Company’s quarterly report on Form 10-QSB for the quarter ended March 31, 2004 and incorporated herein by reference.)

+10.8

Exchange Agreement dated as of June 4, 2004 by and among IMCOR Pharmaceutical Co., Xmark Fund, L.P., Xmark Fund, Ltd., Oxford Bioscience Partners IV L.P., MRNA Fund II, L.P. and Mi3 L.P. (Filed as Exhibit 10.23 to the Company’s Form SB-2 filed on August 3, 2004 and incorporated herein by reference.)

+10.9

Senior Secured Promissory Note dated June 4, 2004 between IMCOR Pharmaceutical Co. and Xmark Fund, L.P. (Filed as Exhibit 4.12 to the Company’s Form SB-2 filed on August 3, 2004 and incorporated herein by reference.)

+10.10

Senior Secured Promissory Note dated June 4, 2004 between IMCOR Pharmaceutical Co. and Xmark Fund, Ltd. (Filed as Exhibit 4.13 to the Company’s Form SB-2 filed on August 3, 2004 and incorporated herein by reference.)

*10.11

Termination Agreement dated June 9, 2004 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Elan Corporation, plc, Elan Pharma International Ltd., Elan International Services, Ltd., and Sentigen, Ltd.  Confidential portions of this exhibit were redacted.

*10.12	License Agreement dated June 9, 2004 between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Elan Pharma International Ltd. Confidential portions of this exhibit were redacted.

*10.13

Letter Agreement dated June 9, 2004 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Elan Drug Delivery, Inc., and Elan Pharma International Ltd.  Confidential portions of this exhibit were redacted.

*10.14	Letter Agreement dated June 27, 2004 by and between IMCOR Pharmaceutical Co. and Brian M. Gallagher.

+10.15

Forbearance Agreement dated June, 2004 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Philips Medical Capital, LLC (Filed as Exhibit 10.22 to the Company’s Form SB-2 filed on August 3, 2004 and incorporated herein by reference.)

EXHIBIT NO.	DESCRIPTION
*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

+Incorporated herein by reference