Form 10QSB
period 2004-09-30
IMCOR PHARMACEUTICAL CO
filed 2004-11-15
CIK 761237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 80,065,300 shares of common stock, $0.001 par value per share, issued and outstanding at October 20, 2004.

Transitional Small Business Disclosure Format (check one):

Yes  ☐      No  ☒

INDEX

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 3.	CONTROLS AND PROCEDURES
PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS
ITEM 2.	CHANGES IN SECURITIES
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

i

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

IMCOR Pharmaceutical Co.
(Formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Consolidated Condensed Balance Sheets
All amounts in $

		Dec 31, 2003
	Sept 30, 2004 (Unaudited)	(Audited & Restated)
Assets
Current Assets
Cash and cash equivalents	$1,843,493	$1,657,594
Accounts receivable	27,843	—
Deposits	—	108,721
Prepaid expenses	448,989	492,718
Total Current Assets	2,320,325	2,259,033

Property, Plant and Equipment, less accumulated depreciation of $2,300,519 and $996,091 at Sept 30, 2004 and Dec 31, 2003, respectively	5,020,569	6,294,560

Prepaid Royalty	378,929	—

Patent Costs, net of amortization of $222,049 and $183,854 at Sept 30, 2004 and Dec 31, 2003, respectively	277,951	316,146

Deposits	348,383	338,383

Purchased Technology, net of amortization of $1,635,601 and $658,217 at Sept 30, 2004 and Dec 31, 2003, respectively	14,002,545	14,979,929

Technology License, net of amortization of $21,818 at Sept 30, 2004	714,098	—

Investment in and Advances to Affiliate	—	2,803,114
Total Assets	$23,062,800	$26,991,165

Liabilities and Shareholders’ Equity/(Deficit)

Current Liabilities
Accounts payable	$2,024,643	$1,884,791
Accrued expenses	3,073,242	3,281,792
Obligations pursuant to equipment lease settlement	492,984	586,052
Secured bridge loan	—	—
Secured promissory notes	1,183,835	—
Royalty liability	400,000	—
Promissory notes	—	329,679
Secured lines of credit	—	11,735,036
Secured notes payable	—	1,250,000
Total Current Liabilities	7,174,704	19,067,351

Deferred Contract Revenue	3,789,286	2,000,000

Accrued Equipment Lease	—	133,888

Puttable Shares	—	1,969,668

Mezzanine Equity: Preferred stock; par value $0.01 per share; 5,000,000 shares authorized including Series A Preferred Stock; 0 and 12,015 shares authorized, issued and outstanding at Sept 30, 2004 and Dec 31, 2003, respectively; liquidation preference $1,000 per share (in aggregate $12,015,000)	—	12,015,000

Shareholders’ Equity/(Deficit)
Preferred stock; par value $0.01 per share; 5,000,000 shares authorized including:
Series A Preferred Stock; 0 and 841 shares authorized, issued and outstanding at Sept 30, 2004 and Dec 31, 2003, respectively; liquidation preference $1,000 per share (in aggregate $841,000)	—	8

Common stock; par value $0.001 per share; 150,000,000 shares authorized, 80,065,300 and 19,464,548 shares issued and outstanding at Sept 30, 2004 and Dec 31, 2003, respectively	80,065	19,465

Additional paid-in capital	79,524,068	38,184,323
Common stock to be issued	375,042	5,120,159
Deficit accumulated during the development stage	(67,880,365)	(51,518,697
Total Shareholders’ Equity/(Deficit)	12,098,810	(8,194,743
Total Liabilities and Shareholders’ Equity	$23,062,800	$26,991,165

IMCOR Pharmaceutical Co.
(Formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Consolidated Condensed Statements of Operations
(Unaudited)
All amounts in $

	Three Months Ended Sept 30, 2004	Three Months Ended Sept 30, 2003	Nine Months Ended Sept 30, 2004		Nine Months Ended Sept 30, 2003	Cumulative Amounts From November 3, 1996 (inception) to Sept 30, 2004

License Revenue	$84,524	$—	$210,714	$		$210,714

Operating Expenses
Research and development	962,604	562,703	2,849,511		1,383,145	9,735,827
Sales, general & administrative	3,334,111	4,306,244	11,165,872		10,771,833	42,055,161
Restructuring charges	--	--	--		--	1,541,455
Provision for future lease payments	--	--	--		--	1,264,208
Total Operating Expenses	4,296,715	4,868,947	14,015,383		12,154,978	54,596,651

Loss from Joint Venture	(0)	(195,896)	(2,213,646)		(5,193,441)	(14,518,000)

Investment and Other Income	28,874	581	272,346		7,394	1,488,681
Gain on sale of fixed assets	2,200		2,200			2,200
Interest Expense	(21,145)	(197,169)	(617,898)		(251,157)	(1,567,960)
Loss from continuing operations	$(4,202,262)	$(5,261,431)	$(16,361,667)		$(17,592,182)	$(68,981,016)

Discontinued Operations
Loss from operations of discontinued therapeutic business	--	--	--		--	(10,679,101)
Gain from split-off of therapeutic business	--	--	--		--	11,779,752
Income (loss) from discontinued operations	--	--	--		--	1,100,651
Net Loss	$(4,202,262)	$(5,261,431)	$(16,361,667)		$(17,592,182)	$(67,880,365)

Dividends on Preferred Stock	--	(267,510)	(498,030)		(791,480)

Net Loss Applicable to Common Shareholders	$(4,202,262)	$(5,528,941)	$(16,859,697)		$(18,383,662)

Basic and Diluted Loss per Common Share	$(0.05)	$(0.26)	$(0.39)		$(0.99)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	79,979,139	21,361,817	43,632,027		18,562,221

IMCOR Pharmaceutical Co.
(Formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Consolidated Condensed Statements of Shareholders’ Equity/(Deficit)
(Unaudited)

	Preferred Stock
	Series A		Series B		Common Stock			Common Stock	Additional	Deficit Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Members’ Capital	To be Issued	Paid-in Capital	Development Stage	Total

Contribution of capital	—	$—	—	$—	—	$—	$7,268	—	$—	$—	$7,268
Net loss for the period ended December 31, 1996	—	—	—	—	—	—	(1,779)	—	—	—	(1,779)

Balance, at May 15, 1997	—	$—	—	$—	—	$—	$9,000	—	$—	$(3,511)	$5,489

Issuance of common stock	—	—	—	—	1,578,208	1,578	—	—	1,801,872	—	1,803,450
Effect of recapitalization and merger	—	—	—	—	7,421,792	7,422	(9,000)	—	1,203,765	1,732	1,203,919
Cost associated with recapitalization and merger	—	—	—	—	—	—	—	—	(371,111)	—	(371,111
Net loss for the period May 16, 1997 to December 31, 1997	—	—	—	—	—	—	—	—	—	(554,702)	(554,702)

Balance, at December 31, 1997	—	—	—	—	9,000,000	9,000	—	—	2,634,526	(556,481)	2,087,045

Issuance of common stock	—	—	—	—	218,755	219	—	—	6,999,781	—	7,000,000
Costs associated with common stock issuance	—	—	—	—	—	—	—	—	(50,000)	—	(50,000
Options issued to consultants	—	—	—	—	—	—	—	—	45,446	—	45,446
Net loss for the year ended December 31, 1998	—	—	—	—	—	—	—	—	—	(1,973,913)	(1,973,913)

Balance, at December 31, 1998	—	—	—	—	9,218,755	9,219	—	—	9,629,753	(2,530,394)	7,108,578

Exercise of stock options	—	—	—	—	1,125	1	—	—	50,062	—	50,063
Issuance of warrants and options	—	—	—	—	—	—	—	—	3,664,749	—	3,664,749
Issuance of common stock	—	—	—	—	125,967	126	—	—	6,082,528	—	6,082,654
Issuance of preferred stock	12,015	120	—	—	—	—	—	—	11,578,839	—	11,578,959
Reclassification of Series A shares as mezzanine equity in accordance with EITF D-98	(12,015)	(120)	—	—	—	—	—	—	(11,578,839)	—	(11,578,959)

Net loss for the year ended December 31, 1999	—	—	—	—	—	—	—	—	—	(6,052,841)	(6,052,841)

Balance, at December 31, 1999 (restated)	-	-	—	—	9,345,847	9,346	—	—	19,427,092	(8,583,235)	10,853,203

Stock option compensation	—	—	—	—	—	—	—	—	125,020	—	125,020
Issuance of warrants and options	—	—	—	—	—	—	—	—	1,366,050	—	1,366,050
Issuance of preferred stock dividend	841	8	—	—	—	—	—	—	(8)	—	—
Issuance of preferred stock	—	—	337,056	3,370	—	—	—	—	5,272,970	—	5,276,340
Beneficial accretion of Series A shares reclassified as mezzanine equity	—	—	—	—	—	—	—	—	(240,464)	—	(240,464)
Net loss for the year ended December 31, 2000	—	—	—	—	—	—	—	—	—	(10,787,062)	(10,787,062)

Balance, at December 31, 2000 (restated)	841	8	337,056	3,370	9,345,847	9,346	—	—	25,950,660	(19,370,297)	6,593,087

Stock option compensation	—	—	—	—	—	—	—	—	64,729	—	64,729
Issuance of common stock for cash	—	—	—	—	49,245	49	—	—	418,674	—	418,723
Issuance of common stock in satisfaction Of anti-dilution provision	—	—	—	—	190,856	191	—	—	(191)	—	—
Issuance of preferred stock dividend	—	—	20,224	202	—	—	—	—	(202)	—	—
Beneficial accretion of Series A shares reclassified as mezzanine equity	—	—	—	—	—	—	—	—	(195,577)	—	(195,577)
Net loss for the year ended December 31, 2001	—	—	—	—	—	—	—	—	—	(9,723,016)	(9,723,016)

Balance, at December 31, 2001 (restated)	841	8	357,280	3,572	9,585,948	9,586	—	—	26,238,093	(29,093,313)	(2,842,054)

IMCOR Pharmaceutical Co.
(Formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Consolidated Condensed Statements of Shareholders’ Equity/(Deficit)
(Unaudited)
	Preferred Stock
	Series A		Series B		Common Stock			Common Stock	Additional	Deficit Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Members’ Capital	To be Issued	Paid-in Capital	Development Stage	Total

Balance, at December 31, 2001 (restated)	841	$8	357,280	$3,572	9,585,948	$9,586	$—	$—	$26,238,093	$(29,093,313)	$(2,842,054)

Stock option compensation	—	—	—	—	—	—	—	—	73,870	—	73,870
Issuance of warrants for service	—	—	—	—	—	—	—	—	322,000	—	322,000
Issuance of options in settlement of lawsuit	—	—	—	—	—	—	—	—	806,415	—	806,415
Employee compensation from stock options	—	—	—	—	—	—	—	—	988,184	—	988,184
Issuance of preferred stock dividends	—	—	40,194	402	—	—	—	—	(402)	—	—
Conversion of Series B to common stock	—	—	(397,474)	(3,974)	422,316	422	—	—	3,552	—	—
Beneficial inducement costs for convertible debt converted	—	—	—	—	—	—	—	—	206,348	—	206,348
Conversion of line of credit with Élan to common stock	—	—	—	—	128,437	128	—	—	3,082,359	—	3,082,487
Conversion of line of credit with entity controlled by director of company to common stock	—	—	—	—	2,314,815	2,315	—	—	— 2,497,685	—	2,500,000
Retirement of common stock returned in shareholder transaction (Note 6(f))	—	—	—	—	(5,137,109)	(5,137)	—	—	(12,221,182)	—	(12,226,319)
Issuance of common stock for cash	—	—	—	—	8,823,058	8,823	—	—	9,133,078	—	9,141,901
Net loss for the year ended December 31, 2002	—	—	—	—	—	—	—	—	—	348,119	348,119

Balance, at December 31, 2002 (restated)	841	$8	—	$—	16,137,465	$16,137	$—	$—	$31,130,000	$(28,745,194)	$2,400,951

Issuance of common stock for cash	—	—	—	—	27,778	28	—	—	29,972	—	30,000
Issuance of common stock for standstill agreement	—	—	—	—	750,000	750	—	—	1,173,000	—	1,173,750
Conversion of Series B to common stock	—	—	—	—	100	—	—	—	—	—	—
Options issued to consultants for services	—	—	—	—	—	—	—	—	9,200	—	9,200
Shares issued to consultant for services	—	—	—	—	68,750	69	—	—	132,193	—	132,262
Employee compensation from stock options	—	—	—	—	—	—	—	—	1,236,566	—	1,236,566
Shares issued in Imagent Business purchase	—	—	—	—	2,198,137	2,198	—	—	5,581,070	—	5,583,268
Shares to be issued i n Imagent Business purchase	—	—	—	—	—	—	—	5,043,226	—	-	5,043,226
Shares previously subject to rescission	—	—	—	—	124,627	125	—	—	649,875	—	650,000
Shares issued to Xmark for penalties	—	—	—	—	98,826	99	—	—	163,577	—	163,676
Shares issued to Xmark for interest	—	—	—	—	21,649	22	—	—	48,575	—	48,597
Shares to be issued to Xmark and other former Alliance creditors for interest and penalties	—	—	—	—	—	—	—	76,933	—	—	76,933
Options exercised through cashless exercise	—	—	—	—	37,216	37	—	—	(37)	—	—
Xmark puttable shares classified as mezzanine equity	—	—	—	—	—	—	—	—	(1,969,668)	—	(1,969,668)
Net loss for the year ended December 31, 2003	—	—	—	—	—	—	—	—	—	(22,773,504)	(22,773,504)

Balance, at December 31, 2003 (restated)	841	$8	—	$—	19,464,548	$19,465	$—	$5,120,159	$38,184,323	$(51,518,698)	$(8,194,743)

Shares issued to consultant for services	—	—	—	—	231,250	231	—	—	28,456	—	28,687
Shares to be issued for legal fees	—	—	—	—	—	—	—	116,573	—	—	116,573
Employee compensation from stock options	—	—	—	—	—	—	—	—	813,724	—	813,724
Shares issued in Imagent Business purchase	—	—	—	—	1,985,522	1,985	—	(5,043,226)	5,041,241	—	—
Shares issued for penalties	—	—	—	—	68,478	68	—	—	136,888	—	136,956
Shares to be issued for late stock registration penalties	—	—	—	—	—	—	—	48,775	—	—	48,775
Shares to be issued to Xmark and secured creditors for interest and penalties	—	—	—	—	—	—	—	132,951	—	—	132,951
Shares issued as payment for promissory notes	—	—	—	—	33,740,672	33,741	—	—	13,462,528	—	13,496,269
Shares issued for cash, net	—	—	—	—	25,374,999	25,375	—	—	9,299,625	—	9,325,000
Shares to be issued to investors for late registration								203,000			203,000
Issuance of stock in settlement of lease	—	—	—	—	616,580	617	—	—	—	—	617
Xmark puttable shares issued from mezzanine equity	—	—	—	—	—	—	—	—	1,969,668	—	1,969,668
Conversion of Series A to common stock	(841)	(8)	—	—	195,263	195	—	—	12,161,260	—	12,161,447
Retirement of puttable shares	—	—	—	—	(1,611,989)	(1,612)	—	(203,190)	(1,573,645)	—	(1,778,447)
Adjust shares for prior rounding	—	—	—	—	(23)	—	—	—	—	—	—
Net loss for the nine months ended Sept 30, 2004	—	—	—	—	—	—	—	—	—	(16,361,667)	(16,361,667)

Balance, at Sept 30, 2004	—	$—	—	$—	80,065,300	$80,065	$—	$375,042	$79,524,068	$(67,880,365)	$12,098,810

IMCOR Pharmaceutical Co.
(Formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Consolidated Condensed Statements of Cash Flows
(Unaudited)
All amounts in $

	Nine Months Ended Sept 30, 2004	Nine Months Ended Sept 30, 2003	Cumulative Amounts From Nov 3, 1996 (Inception)(restated)

Cash Flows From Operating Activities
Net loss	$(16,361,667)	$(17,592,182)	$(67,880,365)
Loss from discontinued operations	—	—	10,679,101
Depreciation and amortization	2,392,476	569,489	5,093,460
Prepaid royalty expense	21,071	—	21,071
(Gain) Loss on disposal of fixed assets	2,200	—	40,624
Gain on sale of marketable securities	—	—	(18,503)
United States Treasury Notes amortization	—	—	12,586
Gain on sale of therapeutic business	—	—	(11,779,752)
Gain on equipment lease settlement	126,257	—	126,257
Allowance for notes receivable	—	1,491,500	658,217
Stock option compensation	813,724	905,191	3,738,062
Accrued interest on line of credit	495,248	—	813,283
Note payable for services rendered	53,299	—	382,980
Recognition of deferred contract revenue	(210,714)	—	(210,714)
Issuance of stock for standstill agreement	—	1,337,426	1,337,426
Beneficial inducement costs for convertible notes	—	—	206,348
Issuance of warrants in exchange for services rendered	—	—	4,317,091
Stock to be issued for services rendered	116,573	—	116,573
Issuance of stock options in settlement of lawsuit	—	—	806,415
Issuance of stock for services rendered	10,688	99,825	142,949
Additional fee per Xmark exchange agreement	350,000	—	350,000
Loss from investment in affiliate	2,213,646	5,193,441	14,518,000
Issuance of stock for interest payments and penalties	318,681	85,455	440,210
Stock to be issued for late registration	203,000	—	203,000
Issuance of common stock in equipment lease settlement	617	—	617
Changes in operating assets and liabilities:
Prepaid expenses	43,729	110,723	(448,989)
Change in accounts receivable	(27,843)	—	(27,843)
Interest receivable	—	—	—
Accounts payable	(21,639)	1,675,350	1,933,151
Accrued expenses	(208,553)	80,260	(113,217)
Accrued equipment lease	—	(234,304)	1,050,589
Deferred contract revenue	2,000,000	—	4,000,000
Net cash used in operating activities (continuing operations)	(7,669,207)	(6,227,828)	(29,487,373)
Net cash used in discontinued operations	—	—	(10,679,101)
Cash Flows From Investing Activities
Sale of marketable securities	—	—	2,164,464
Purchases of marketable securities	—	—	(2,182,967)
Purchases of United States Treasury Notes	—	—	(38,656,973)
Sales of United States Treasury Notes	—	—	39,778,548
Purchase of capital assets	(83,287)	—	(720,164)
Proceeds from sale of equipment	—	—	145,551
Patent costs	—	—	(237,335)
Investment in and advances to affiliate	—	—	(15,107,468)
Increase in deposit	—	(10,000)	(777,753)
Investment in Alliance Pharmaceutical Corp.	—	—	(1,255,000)
Purchase of Imagent business	—	(6,515,108)	(5,074,761)
Net cash used in investing activities	(83,287)	(6,525,108)	(21,923,858)
Net cash used in investing activities of discontinued operations	—	—	(1,306,676)
Cash Flows From Financing Activities
Principal payments on capital leases	—	—	(291,704)
Net proceeds from issuance of equity and mezzanine equity	9,325,000	30,000	49,864,340
Proceeds from capital contributions by shareholders	—	—	1,911,674
Proceeds from issuance of debt	2,102,676	8,160,000	18,866,586
Cost of recapitalization	—	—	(371,111)
Payment on lease settlement obligations	(75,000)	—	(75,000)
Principal payment on acquisition debt	(1,350,000)	(1,250,000)	(2,600,000)
Principal payment on promissory notes	(2,064,283)	—	(2,064,283)
Net cash provided by financing activities	7,938,393	6,940,000	65,240,501
Increase (decrease) in Cash and Cash Equivalents	185,899	(5,862,934)	1,843,493
Cash and Cash Equivalents, at beginning of period	1,657,594	6,090,904	—
Cash and Cash Equivalents, at end of period	$1,843,493	$227,970	$1,843,493

Noncash Operating, Investing and Financing Activities

2004

In the quarter ended September 30, 2004, the Company recorded an increase to shareholders’ equity totaling $18,000 and a decrease to accounts payable as payment to a consultant for prior services.

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

2003

In 2003, the Company assumed $3,422,036 in accrued expenses and $2,500,000 of notes payable from Alliance Pharmaceutical Corp. issued stock valued at $5,583,268 to certain former creditors of Alliance and agreed to issue stock valued at $5,043,225 to such creditors as part of the acquisition of the Imagent business.

Cumulative

The split-off of the therapeutic business in 2002 included equipment and leasehold improvements of $516,567 and accounts payable of $70,000 in exchange for the Company's common stock valued at $12,226,319.

In 2002, debt of $5,346,910 and accrued interest of $235,577 were converted into common stock.

Payments due on the accrued equipment lease were made through a reduction in deposits due to the Company in the amount of $330,649.

1.   Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals as well as adjustments related to the acquisition of the medical imaging business (“Imagent Business ”) of Alliance Pharmaceutical Corp. (“Alliance”)) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

For the two years up to the time of the Company’s acquisition of the Imagent Business, substantially all of its research and development efforts were focused on the preclinical testing of PH-50. PH-50 and N1177 are still in early stages of development.  Of these products, based on the availability of capital, the Company intends to focus its research efforts first on the continued development of Imagent for additional indications beyond the current.

As a result of the acquisition of the Imagent Business, IMCOR is now based in San Diego, California.  The Company has approximately 26 full time employees and leases a 53,000 square foot cGMP (current Good Manufacturing Practice) manufacturing facility at this location.

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

Certain financial statement balances have been restated to conform to the September 30, 2004 presentation. These reclassifications have no impact on reported the net losses or the related per share amount. Most notably, we have reclassified our presentation of our Series A preferred stock from permanent equity to mezzanine equity to conform to the requirements of EITF D-98.

2.   Liquidity and Basis of Presentation - Going Concern

The accompanying financial statements are prepared assuming the Company is a going concern.  The Company has reported accumulated losses since inception of $67,880,365.  At September 30, 2004, the Company lacked sufficient working capital to fund planned operations through the balance of the fiscal year ending December 31, 2004.  However, on October 29, 2004, the Company entered into a non-exclusive cross-licensing agreement and securities purchase agreement with Bristol-Myers Squibb Medical Imaging, Inc. (“BMSMI”) covering ultrasound contrast agent patents and other matters, for which it received gross proceeds of $8,500,000. See Note 12.

Substantial additional capital resources will be required to fund the Company’s ongoing operations and meet its continuing obligations.  Management believes there are a number of potential alternatives available to meet the continuing capital requirements such as public or private financings or collaborative agreements.  The Company is taking continuing actions to reduce its ongoing expenses.  If adequate funds are not available, the Company will be required to significantly curtail its operating plans and may have to sell or license significant portions of the Company’s technology or products. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

On April 19 and June 30, 2004, the Company sold 25,374,999 shares of common stock and 14,717,502 warrants, including 2,030,000 warrants issued to its two placement agents, for approximately $10,150,000 at a price of $0.40 per share plus, for each share purchased, a warrant to purchase 0.5 of an additional share exercisable at $0.50 per share. The net proceeds to the Company were approximately $9,325,000. On August 3, 2004, the Company filed a registration statement, which is not yet effective, related to the aforementioned issued common stock and common stock underlying the warrants. The Company also has an obligation to issue additional shares of its common stock pursuant to these resale registration rights as liquidated damages related to delays in the filing or effectiveness of this registration statement, for which it has recorded $203,000 at September 30, 2004.

In addition, holders of an aggregate of approximately $12,719,500 principal amount of the Company’s Secured Promissory Notes and Revolving Convertible Senior Secured Promissory Notes (“Notes”), including accrued interest, converted these Notes into 33,740,672 shares of the Company’s common stock at $0.40 per share.

In June 2004, the Company entered into a bridge loan agreement for up to $750,000 with a bank. The bank held a security interest in substantially all the Company’s assets, other than intellectual property, junior to the security interest of Xmark Fund, Ltd. and Xmark Fund, L.P. (collectively, “Xmark”) and senior to the security interest of the convertible and demand notes held by certain institutional investors. On July 1, 2004, the Company repaid the entire outstanding bridge loan plus accrued interest, then amounting to $702,863.

On December 16, 2003, the Company entered into a License Agreement (the “Kyosei Agreement”) with Kyosei Pharmaceutical Co. Ltd. (“Kyosei”), a member of the Sakai Group in Japan.  The Kyosei Agreement gives Kyosei an exclusive license to develop and market Imagent for all indications in Japan.  The terms of the Kyosei Agreement provide for the Company to receive up to $10,000,000 in fees and development milestone payments plus royalties on commercial sales.  Kyosei will also pay the Company to manufacture Imagent for Kyosei’s clinical and commercial requirements and the Company will receive royalties based on commercial sales.  In each of December 2003 and April 2004, the Company received a payment of $2,000,000, less $400,000 in withholding taxes.  Additional payments are expected in 2005 and beyond.  Future payments from Kyosei are based on certain milestones of clinical development, including the commencement of and completion of clinical studies and approval for sale by Japanese regulatory authorities. Commencement of clinical studies is not expected to be earlier than 2005, and the development program, including regulatory approval, is expected to take four or more years. Accordingly, commercial sales, upon which the Company will earn royalties, are not expected to commence earlier than 2008. While the Company believes that Imagent clinical studies will be successful, there can be no assurance that such studies conducted in Japan will be successful or that the product will be approved for sale by Japanese authorities.  See “Note 5 - Licensing and Deferred Revenue and Related Royalty Obligation Claim,” below.

The Company estimates the amount of additional financing required to fund operations and meet continuing obligations could be an additional $12,000,000 or more in order to fund operations through December 31, 2005, in addition to the $8,500,000 resulting from BMSMI subsequent to September 30, 2004 (See Note 12). Therefore, substantial additional capital resources will be required to fund the Company’s planned ongoing operations related to clinical development, marketing and manufacturing of Imagent, research and business development activities, debt repayment and other working capital needs.  The Company’s financial condition raises substantial doubt about its ability to continue as a going concern without adjustments to its current planned levels of expenditures. If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders may result. There can be no assurance that such capital will be available under acceptable terms, if at all. See “Risk Factors - The Company must raise additional financing in the future and its inability to do so will prevent the Company from continuing as a going concern and implementing its business plan,” below.

During the next twelve months the Company will focus its efforts primarily on exploring various options concerning its business, including securing additional financing, joint ventures, licensing or selling all or a portion of its technology and other possible strategic transactions.  The Company’s ability to commercialize Imagent and develop the subsequent indication for Imagent (as well as PH-50 and N1177) depends on the successful implementation of one or more of these transactions.

Depending on the availability of capital and whether or not the Company will pursue a sale or licensing strategy for Imagent, the Company will focus its operating efforts first on the additional clinical development for the myocardial perfusion indication, next the development of PH-50 and lastly the development of N1177.  Subject to the availability of sufficient capital, the Company expects to continue to incur losses for at least the next three years as the Company intensifies research and development, preclinical and clinical testing and associated regulatory approval activities and engage in or provide for the manufacture and/or sale of any products that the Company has or may develop.

Greater capital resources could also enable the Company to re-consider its marketing strategy, or expansion of research and development activities, and its failure to raise additional capital will (absent a suitable collaborative agreement providing for a third party to take over these functions) significantly impair or curtail its ability to conduct further activities.  In any event, complete development and commercialization of the Company’s technology will require substantial additional funds.  The Company is seeking to raise capital through the sale of its common stock or other securities to fund its immediate and longer-term capital needs.

3.   Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding.  Basic and diluted loss per share excludes the impact of outstanding options, warrants and convertible preferred stock, as they are antidilutive.  Potential common shares excluded from the calculation at September 30, 2004 are 10,460,164 shares reserved pursuant to granted options or contractual obligations to grant options and 15,409,470  shares reserved pursuant to warrants. Also excluded from the calculation at this same date are obligations to issue up to 18,000,000 common shares underlying certain rights granted pursuant to the BMSMI transaction subsequent to September 30, 2004. See “Note 12 - Subsequent Event,” below.

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

Company management annually evaluates the potential for impairment on the valuation of the Purchased Technology. Based on, among other factors, the recent completion of the cross-licensing agreement with BMSMI subsequent to September 30, 2004 (See “Note 12 - Subsequent Events,” below), equity investment raised since the acquisition of the Purchased Technology, and a recent study conducted by an independent investigator at a leading university utilizing Imagent in a novel ultrasound application, management does not believe at this time that any impairment to the carrying values of the Purchased Technology exist at the interim date of September 30, 2004.

Most importantly, the Company plans to expand the label indication for Imagent for myocardial perfusion imaging, (imaging to study and evaluate the characteristics of blood flow to the heart) for the detection of coronary artery disease (“CAD”), using a novel technique of Phasic Changes. The recent study conducted by an independent investigator referenced in the foregoing paragraph has provided preliminary data which suggests that Imagent, using Phasic Changes, demonstrated a strong correlation to the results achieved using coronary angiography, the gold standard of measuring severity in CAD. Based on these encouraging results, the Company plans to conduct myocardial perfusion Phase II clinical trials (assuming it has adequate resources) beginning no later than the first quarter of 2005. In the opinion of Company management, if the proposed new indication for Imagent demonstrates to be viable, it will open the use of the product into significant market opportunities well beyond that for the current indication.

5.   Licensing and Deferred Revenue and Related Royalty Obligation Claim

In December 2003, the Company entered into a license agreement with Kyosei Pharmaceutical Co., Ltd. (“Kyosei”), a unit of the Sakai Group in Japan, for the development and marketing of Imagent in Japan for all radiology and cardiology indications.  Terms of the agreement call for the payment to the Company of up to $10,000,000 in fees and development milestone payments plus royalties on commercial sales.  Kyosei will also pay the Company to manufacture Imagent for Kyosei’s clinical and commercial requirements.  At the closing, the Company received a gross payment of $2,000,000 and in April 2004, a second payment of $2,000,000 from Kyosei.

The Company recognizes revenue and related expenses from license agreements based on an evaluation of the period of the agreement over which it is earned.  Unamortized revenue is recorded as deferred revenue.  Revenue from the first and second payments under the Kyosei Agreement are being recognized over the remaining life of Imagent patents, or approximately twelve years.  During the nine month period ended September 30, 2004, the Company recognized $210,714 of license revenue under the Kyosei license agreement.

The Company has received a notice from Schering AG (“Schering”) asserting a royalty claim against a portion of the proceeds received from Kyosei.  The Company contests the assertion.  Nevertheless, the Company has established a provision of $400,000, recorded as “Royalty liability,” should its position not be sustained. In conjunction with the Company’s revenue recognition policy, it also recognizes a pro rata portion of the “Prepaid Royalty” asset attributed to the Schering royalty claim into expense, which totals $21,071 for the nine months ended September 30, 2004.

Subsequent to September 30, 2004, the company entered into a cross-licensing agreement and securities purchase agreement with BMSMI, for which it received $4,000,000 related to the cross licensing agreement. See “Note 12 - Subsequent Events,” below. The Company will recognize revenue on the $4,000,000 attributed to this agreement based on an evaluation of the period of the agreement over which it is earned, expected to be approximately 12 years, commencing in the fourth quarter ending December 31, 2004. Unamortized revenue will be recorded as deferred revenue.

6.   Joint Venture/Investment in Affiliate

On October 7, 1999, the Company formed a joint venture with Elan International Services, Ltd. (“Elan”) to develop and commercialize nanoparticulate diagnostic imaging agents for the detection and treatment of cancer through lymphography. Sentigen Ltd. (“Sentigen”) was formed to hold the operations, assets and liabilities of the joint venture.

Elan purchased 2,980 shares of Sentigen nonvoting convertible preferred stock (“Series A Preferred Stock”) for $2,985,000 representing a 19.9% ownership interest.  Elan also purchased 12,015 shares of the Company’s Series A convertible exchangeable preferred stock for $12,015,000.  The Series A Preferred Stock was exchangeable for additional shares of Sentigen or convertible into common stock of the Company. The Company purchased 12,000 shares of Sentigen’s common stock for $12,015,000 representing an 80.1% ownership interest. Because Elan had substantive day-to day participating and governance rights in Sentigen the Company’s investment in Sentigen through June 10, 2004 was recorded under the equity method.

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

During the six months ended June 30, 2004, Xmark sold 314,630 shares of common stock for which it held a put right.  Under certain circumstances, the Company would have been required to purchase these puttable shares (“Puttable Shares”) from Xmark at a price of $1.00 per share.  In June 2004, the Company entered into an agreement with Xmark whereby the Company exchanged all remaining 1,611,989 puttable shares held by Xmark plus related obligations and fees for an aggregate of $2,128,447 of Secured Notes, that are payable on or before December 1, 2004. See “Note 12 - Subsequent Events,” below.

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

On April 19 and June 30, 2004, the Company sold 25,374,999 shares of its common stock for $0.40 per share and 14,717,502 warrants exercisable for $0.50 per share (including 2,030,000 warrants issued to its two placement agents), for approximately $10,150,000. The net proceeds to the Company were approximately $9,325,000. In addition, holders of an aggregate of approximately $12,719,500 principal amount of the Company’s Secured Promissory Notes and Revolving Convertible Senior Secured Promissory Notes (“Notes”), including accrued interest, converted these Notes into 33,740,672 shares of the Company’s common stock at $0.40 per share.

In June 2004, the Company issued 616,580 shares of its common stock as a partial settlement of obligations under an equipment lease. As part of the terms of the settlement, the Company remains obligated to make an additional payment equal to the difference (if any) between the net proceeds the lessor receives from sales of these shares of stock during the 12 months after the Company registers the shares and $486,601 (which represents the number of issued shares valued at $0.76 per share). Accordingly, the Company has recorded into equity only that portion of the issued shares’ par value, or $617. The remainder, or $467,984, together with two additional cash obligations totaling $100,000, were recorded as a current liability - “Obligations pursuant to equipment lease settlement,” $75,000 of which was repaid in the quarter ended September 30, 2004.

During the quarter ending September 30, 2004, the Company issued 225,000 shares of its common stock, partially as payment for past services (valued at $18,000) and partially for payment of services to be rendered in the future ($18,000). Of the shares issued representing the future services, $15,000 has been reduced from additional paid-in capital at September 30, 2004, which represents the unearned portion of those services as of that date.

During the quarter ending September 30, 2004, the Company reached an accommodation with a firm providing legal services to compensate that firm in January of 2005 via the issuance of common stock in exchange for the deferral of approximately $116,573 incurred during the quarter. The number of common shares to be issued will be dependent on the market price of the Company’s common stock at this future date, and as such is undeterminable at September 30, 2004. The value of $116,573 has been credited in the Company’s balance sheet at September 30, 2004 as “Common stock to be issued.”

During the quarter ended September 30, 2004, the Company recorded $203,000 as “Common stock to be issued” as liquidated damages owed pursuant to certain registration rights provided to investors in the April 19 and June 30, 2004 sale of the Company’s common stock.

Subsequent to the quarter ending September 30, 2004, the Company issued all of its 4,500 shares of its recently authorized Series A convertible preferred stock (which differs from the previous Series A convertible preferred stock which was cancelled in June 2004) pursuant to the BMSMI non-exclusive cross-licensing agreement executed on October 29, 2004 and in exchange for $4,500,000. The Company is reserving 16,666,667 shares of its common stock pursuant to the conversion rights contained therein. In addition, a five-year warrant to purchase up to 1,333,333 of the Company’s common stock was also issued pursuant to a fee arrangement with an investment banking institution which assisted in the transaction. See “Note 12 - Subsequent Event,” below.

8.   Stock Options

The Company expenses the fair value of stock options granted to non-employees based on the “intrinsic value” method.  In 2003, the Company issued stock options in connection with the Imagent Business purchase with an exercise price less than the market price on the date of grant, which vest over four years.  In 2004, the Company issued stock options to employees with an exercise price less than the market price on the date of grant, which vest over four years.  Accordingly, compensation expense of $813,724 has been recorded in the first nine months of 2004.

As of September 30, 2004, the Company has reserved 5,321,762 shares of its common stock pursuant to current outstanding stock options, of which 2,519,241 such shares are exercisable as of that date. An additional 745,863 shares of common stock are reserved upon the exercise of options not yet granted as of September 30, 2004.

In addition, the Company’s Board of Directors recently approved increasing the total shares available for issuance under the 2000 Long Term Incentive Compensation Plan from 4,568,750 to 30,000,000, subject to stockholder approval which is expected to be received at the next meeting of stockholders. The Company is contractually obligated to reserve an additional 5,078,402 shares pursuant to options to be granted to its Chief Executive Officer upon the increase in the shares subject to the 2000 Long Term Incentive Compensation Plan.

For stock options granted to employees and directors during the first nine months of 2004 (all of which were granted prior to the quarter ending September 30, 2004), the Company has estimated the fair value of each option granted using the Black-Scholes option-pricing model with the following assumptions:

2004

Weighted average fair value per options granted	$0.27
Significant assumptions (weighted average)
Risk-free interest rate at grant date	3.79%
Expected stock price volatility	98%
Expected option life (years)	5

If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended Sept 30, 2004	Three Months Ended Sept 30, 2003	Nine Months Ended Sept 30, 2004	Nine Months Ended Sept 30, 2003

Net Loss Applicable to Common Shareholders, as reported	$(4,202,262)	$(5,528,941)	$(16,859,697)	$(18,383,662)

Add stock based employee compensation expense included in reported net income, based on “intrinsic value” method	151,595	366,723	813,724	895,993

Less total stock-based employee compensation expense determined under the fair value based method for all awards	(509,668)	(1,139,987)	(1,493,300)	(3,419,962)

Pro forma net loss	(4,560,335)	$(6,302,205)	$(17,539,273)	$(20,907,631)

Basic and diluted loss per common share, as reported	$(0.05)	$(0.26)	$(0.39)	$(0.99)

Basic and diluted loss per common share, pro forma	$(0.06)	$(0.30)	$(0.40)	$(1.13)

9.   Secured Debt

Notes payable - The Company has entered into a series of agreements with Xmark.   In May 2004 the Company made the final principal payment of $1,250,000 under an obligation assumed in the acquisition of the Imagent Business.

In June 2004, the Company entered into an agreement with Xmark whereby the Company exchanged all remaining Puttable Shares held by Xmark plus related obligations and additional fees for an aggregate of $2,128,447 of Secured Notes, payable in installments on or before December 1, 2004. As of September 30, 2004, the Company had repaid an aggregate of $944,612 of these notes. The balances of these notes, totaling $1,183,835, were repaid on November 2, 2004, and the first priority security interest on all of the Company’s tangible and intangible assets (which Xmark was entitled to foreclose on in the event the Company lost its FDA approval for Imagent , if the Company failed to pay other debts, or if the Company had filed for bankruptcy protection or similar matters) was then terminated. See “Note 12 - Subsequent Event.”

Bridge loan - In June 2004, the Company entered into a 60-day bridge loan agreement with a bank to provide up to $750,000. The advances under the bridge loan agreement bore interest at a rate of 9.0% and were secured by a lien on substantially all the Company’s assets except for intellectual property. The security interest was senior to the liens held by the holders of Promissory Notes and subordinate to the liens held by Xmark. The bridge loan, amounting to $702,863, was repaid on July 1, 2004.

10. Accrued Expenses

Accrued expenses consist of the following at September 30, 2004 and December 31, 2003:

	Sept 30, 2004	December 31, 2003

Alliance liabilities assumed from acquisition	$2,095,441	$2,530,434
Payroll liabilities	690,400	322,503
Accrued general trade payables	284,526	291,908
New Hope office abandonment provision	—	136,947

	$3,070,367	$3,281,792

11.   Commitments

Leases:  The Company has leased its facilities and certain equipment under non-cancelable operating leases, which expire at various times through 2008.  The leases require the Company to pay for all maintenance, insurance and property taxes.

Minimum future rental payments under these leases are as follows:

Operating Leases
Three months ending December 31, 2004	$239,182
Twelve months ending December 31, 2005	979,944
Twelve months ending December 31, 2006	920,625
Twelve months ending December 31, 2007	877,514
Twelve months ending December 31, 2008	147,081
Total minimum lease payments	$3,164,346

License Agreements:  In September 1997, Alliance entered into an agreement with Schering (the “Schering License Agreement”), that provided Schering with worldwide exclusive marketing and manufacturing rights, drug compositions, and medical devices and systems related to perfluorocarbon ultrasound imaging products, including Imagent.  In February 2002, the agreement with Schering was modified to give Alliance exclusive rights to market the product in the U.S. for cardiology indications for a five-year period, with Schering to be paid a royalty on such sales.  At the expiration of the five-year period, Alliance had the option to acquire all of Schering’s rights to the product on a worldwide basis for total consideration including cumulative royalties of $20,000,000 or, alternatively, to allow Schering the opportunity to obtain co-promotion rights along with Alliance.  The rights Alliance had under the Schering License Agreement were transferred to the Company at the consummation of the Company’s acquisition of the Imagent Business. The Company has received a notice from Schering asserting a royalty claim against a portion of the proceeds received from Kyosei.  The Company contests the assertion.  Nevertheless, the Company has established a provision of $400,000, recorded as “Royalty liability,” should its position not be sustained. As of September 30, 2004, $21,071 has been recognized as royalty expense, which represents a proportionate writeoff of the corresponding “Prepaid Royalty” asset.

Related Party Agreements:  Concurrent with the restructuring of the Schering License Agreement in 2002, Alliance entered into a five-year exclusive agreement with Cardinal Health, Inc. (“Cardinal”) to assist with the marketing of Imagent.  Under this agreement, Cardinal performed certain packaging, distribution, and sales services for Alliance under a fee-for-service arrangement.  The Company assumed the Cardinal agreement from Alliance at the consummation of the Imagent acquisition.  At September 30, 2004, the Company owed Cardinal approximately $271,783 for current services, which is included in accounts payable.

Three of the Company’s institutional investors, Oxford Bioscience Partners IV L.P. and MRNA Fund II, L.P. (collectively, “Oxford,”) and Mi3, L.P., have provided capital to the Company in exchange for Investor Notes in an aggregate principal amount of up to $12,719,500, which was included in “Lines of Credit.” As part of the Company’s $10,150,000 financing, holders of the Investor Notes converted these notes, including accrued interest, into 33,740,672 shares of the Company’s common stock at $0.40 per share. In addition, as part of the recent equity financing, these institutional investors purchased an aggregate of 5,762,500 shares of the Company’s common stock plus 2,881,251 warrants. Two directors of the Company may be deemed to have a beneficial interest in these Investor Notes and the purchase of the Company’s common stock and warrants due to their positions as Managing Partner of Oxford and Managing General Partner of Mi3, L.P., respectively.

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

12.   Subsequent Events

On October 29, 2004, the Company entered into a non-exclusive, cross-licensing agreement with Bristol-Myers Squibb Medical Imaging, Inc. (“BMSMI”) covering ultrasound contrast agent patents. Under the terms of the agreement, BMSMI and the Company will have the right to further develop and commercialize their respective ultrasound contrast imaging agents without risk of infringing upon the other company’s patent rights. The Company received a payment of $4,000,000 under the terms of the license agreement, and will have the right of first negotiation to license select compounds from Bristol-Myers Squibb Medical Imaging, Inc. In accordance with the Company’s accounting policy related to license agreements, the Company will recognize revenue on the $4,000,000 attributed to this agreement based on an evaluation of the period of the agreement over which it is earned, commencing in the fourth quarter ending December 31, 2004. Unamortized revenue will be recorded as deferred revenue.

In connection with the license agreement, the Company entered into a securities purchase agreement with BMSMI and Bristol-Myers Squibb Company pursuant to which the Company sold an aggregate of 4,500 shares of its recently authorized Series A Convertible Preferred Stock for a total purchase price of $4,500,000. Each such share is entitled to a liquidation preference if not otherwise converted to common stock of $1,000, and may also be redeemed at the same price beginning no earlier than the year 2034. These Series A shares may be convertible under certain conditions into 16,666,667 shares of the Company’s common stock at a conversion rate of $0.27 per share.

An investment banking institution was paid $680,000 in cash and will be issued a 5-year warrant to purchase up to 1,333,333 shares of the Company’s common stock at a purchase price of $0.27 per underlying share as compensation for assistance it provided to the Company in this transaction with BMSMI. The Company has estimated the expense associated with the issuance of the warrant to be $60,400 utilizing the Black-Scholes pricing model. The relevant costs will be allocated pro rata between the license and equity portions of the gross funds received from BMSMI, and will be charged against operating expense and additional paid in capital, respectively, in the quarter ending December 31, 2004.

Utilizing a portion of the proceeds received under the BMSMI agreements, on November 2, 2004, the Company repaid the remaining balance outstanding under the Secured Notes held by Xmark, amounting to $1,183,835. These notes were secured by a lien on substantially all of the Company’s assets. The security interest has now been terminated and at this time there are no blanket liens on any of the Company’s owned assets.

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

References to the “Company,” “IMCOR,” “we” or “our” are to IMCOR Pharmaceutical Co. (formerly known as Photogen Technologies, Inc.) and, where appropriate, our subsidiary, Sentigen, Ltd. (“Sentigen”).  References to the “Imagent Business” are to the medical imaging business of Alliance Pharmaceutical Corp. (“Alliance”) the Company acquired on June 18, 2003.  Imagent ® (perflexane lipid microspheres) is a registered trademark owned by IMCOR.

The financial statements included herein have been prepared assuming the Company is a going concern.  The Company had approximately $1,843,493 in cash and securities and current liabilities of $7,174,704 at September 30, 2004. The financial statements for the three- and nine-month periods ending September 30, 2004 do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from this uncertainty. The Company obtained $8,500,000 through a cross-license with Bristol-Myers Squibb Medical Imaging, Inc. dated October 29, 2004 and as a result has sufficient funds to operate through the end of 2004.

Company Background

General

IMCOR is based in San Diego, California.  We have approximately 26 full time employees and lease a 53,000 square foot facility in San Diego, which is an FDA approved cGMP (current Good Manufacturing Practices) manufacturing plant sufficient for our current and projected manufacturing needs of Imagent.  Our personnel have expertise in sales, marketing, manufacturing, research and development, clinical development and regulatory approval processes.  To supplement our internal capabilities, we work closely with consultants experienced in drug development and regulations, third party research laboratories, contract research organizations and with academic and other institutions to conduct specific research projects.

We are an emerging, development-stage pharmaceutical company focused on developing and marketing medical imaging pharmaceutical products. These imaging agents are used with echocardiography and computed tomography (“CT”) equipment in order to increase the diagnostic capabilities of these techniques. By enhancing the contrast between different types of tissues, these agents provide critical anatomical and disease state information that is not obtainable using the equipment alone. Our products have numerous potential applications including the ability to allow a physician to diagnose certain cardiovascular abnormalities and the spread of cancer in the lymphatic system.

We have one FDA approved product, Imagent, an ultrasound imaging contrast agent we acquired as part of the Imagent Business. Imagent has been approved for marketing by the FDA for use in patients with sub-optimal echocardiograms to opacify the left ventricle of the heart and improve delineation of the endocardial borders of the heart. As a result, ultrasound with Imagent may better distinguish normal and abnormal heart structure and function - two critical indicators of cardiac health. Echocardiography is the most widely used imaging modality for the diagnosis of heart disease, the leading cause of death in the U.S. The attractiveness of the ultrasound imaging market potential together with the acquisition of an approved product and an extensive intellectual property portfolio were fundamental reasons for the acquisition and primary determinants of the purchase price of approximately $7,240,000 for plant, property and equipment and $15,638,000 for the purchased technology.

We are seeking to expand the label indication for Imagent for myocardial perfusion imaging for the detection of coronary artery disease (CAD) using a novel technique called Phasic Changes. Phasic Changes is one of three ultrasound techniques being investigated in the field for myocardial perfusion. The advantage of the Phasic Changes technique, compared to the other two techniques, is that it allows the patient to remain at rest during imaging (as opposed to stressing the patient in order to raise their heart rate). Initial studies of Phasic Changes conducted by an independent investigator has progressed from early feasibility testing in animals to a feasibility study in humans. The initial study provided data on 22 patients, with the results showing that the degree and location of narrowing of blood vessels in and around the heart (known as coronary stenosis) as detected with Phasic Changes were highly correlated with results produced from coronary angiography, the gold standard of measuring the severity of CAD. To protect our patent rights underlying our key product, Imagent, we have filed a complaint against Amersham Health, Inc. alleging certain Amersham products infringe on claims covering certain Imagent patents and theft of trade secrets. We intend to continue to vigorously assert our rights on these issues.

Currently, Imagent is marketed in the United States through a contract sales organization, Cardinal Health Sales and Marketing Services with a very limited field force and with very limited agents. Accordingly, our limited recepits are included in “Investment and Other Income.” Various companies provide packaging, technical and reimbursement product support and distribution services on a contract basis.

We have two additional contrast agents in development for use in computed tomography (CT) and x-ray imaging with potential applications, (1) as a blood pool agent to diagnose diseased tissue in the cardiovascular system and other organs, (PH-50), and (2) to diagnose cancer metastasizing into the lymphatic system, N1177. PH-50 and N1177 are iodinated nanoparticulate formulations and are still in early stages of development. Based on the availability of capital and our assessment of market potential, we intend to focus our efforts on Imagent and plan to defer the development of PH-50 and N1177 to a later date.

We expect that our quarterly and annual results of operations will fluctuate based on several factors including, our ability to raise additional capital to implement our clinical, sales, marketing and manufacturing programs, the results of our litigation against Amersham Health, Inc., the timing and amount of expenses involved in marketing and manufacturing Imagent, conducting clinical trials, the activities required for compliance with FDA regulations and the amount, if any, of fees, milestone payments and research support payments received from current and potential strategic partners.

Certain Recent Developments

We have completed the following recent transactions:

•	On October 29, 2004, we entered into a non-exclusive, cross-licensing agreement with Bristol-Myers Squibb Medical Imaging, Inc. covering ultrasound contrast agent patents. Under the terms of the agreement, Bristol-Myers Squibb Medical Imaging, Inc. and the Company will have the right to further develop and commercialize their respective ultrasound contrast imaging agents without risk of infringing upon the other company’s patent rights. We received a payment of $4,000,000 under the terms of the license agreement, and will have the right of first negotiation to license select compounds from Bristol-Myers Squibb Medical Imaging, Inc. In connection with the license agreement, we entered into a securities purchase agreement with Bristol-Myers Squibb Medical Imaging, Inc. and Bristol-Myers Squibb Company pursuant to which we sold an aggregate of 4,500 shares of our recently authorized Series A Convertible Preferred Stock for a total purchase price of $4,500,000.

•	On November 2, 2004, we repaid in full the Secured Notes held by Xmark. These notes were secured by a lien on substantially all of our assets. The security interest has now terminated and at this time there are no blanket liens on any of our owned assets.

Significant Estimates

On June 18, 2003, we closed the acquisition of the Imagent Business. We consider the valuation of our investment in the purchased technology related to Imagent (“Purchased Technology”) to be a significant estimate.  The carrying value of this Purchased Technology at September 30, 2004 was approximately $14,002,545, net of accumulated amortization.  Our current valuation is based upon the purchase price we paid for the acquisition from Alliance. We intend to periodically evaluate the valuation of Purchased Technology and make any necessary adjustments. Our valuation assumptions have been based on currently available information including estimates of market size and penetration, pricing, competitive threats and general operating expenses.  These estimates may change and such changes may impact future estimates of carrying value. We instituted litigation against Amersham regarding patents acquired with the Purchased Technology and Amersham has responded with counter-claims.  If we lose this litigation, our business and the value of the Purchased Technology would be materially and adversely affected. See “Liquidity; Capital Resources,” below.

Prior to termination, we considered our investment in our technology license with units of Elan to be a significant estimate. The license related to the joint venture formed to develop one of our CT contrast agents, a subcutaneous nanoparticulate formulation for lymphography. In June 2004, the joint venture was terminated and the holder of our then outstanding Series A Preferred Stock converted it, including accrued and unpaid dividends, into 195,263 shares of common stock of IMCOR at a conversion price of $84.68 per share. (This is different from the newly authorized Series A Convertible Preferred Stock recently issued to Bristol-Myers Squibb Company in connection with a cross-license agreement, which remains outstanding and is unrelated to the former Elan joint venture.) Among other factors, the canceled Series A Preferred Stock issued in connection with the Elan joint venture was exchangeable for additional shares of Sentigen. See “Management’s Discussion and Analysis and Plan of Operation, Joint Venture,” above. On the conversion date, the value of our common stock was $0.75 per share, which was deemed to be the implicit factor to value the 19.9% of Sentigen that Elan sold to IMCOR at $146,447. Accordingly, we wrote down the carrying value of our 80.1% share of the related technology license then held by Sentigen to $589,469. As part of the consolidation of Sentigen, by June 30, 2004 we recorded the entire value of the technology license as an asset, valued at $735,916 before amortization. As of September 30, 2004, we are carrying this asset net of $21,818 amortization, as $714,098.

Results of Operations

The financial statements included in this Form 10-QSB present the results of operations of the Imagent Business following its acquisition on June 18, 2003.  As one of a series of transactions on November 12, 2002, we split off the therapeutic business to certain founding shareholders.  Accordingly, the expenses associated with that business have been reclassified as discontinued operations.

Quarters ended September 30, 2004 and 2003

Revenue. To date, we have not generated significant product revenues due to capital constraints limiting our sales and marketing capability.  In December 2003 we entered into a license agreement with Kyosei for the development and marketing of Imagent in Japan for all radiology and cardiology indications.  At the closing, we received a non-refundable gross payment of $2,000,000 from Kyosei. In April 2004, we received an additional non-refundable gross payment of $2,000,000.  These are gross amounts; and an aggregate of $400,000 for these payments was withheld for Japanese withholding taxes at the source and charged off to expense in 2003 and 2004 as appropriate. We are recognizing income from these gross payments ratably over the remaining expected life of the Kyosei agreement.  Accordingly, we recognized $84,524 as license revenue in the third quarter of 2004. We had no comparable revenue for the third quarter of 2003.

Additional payments from Kyosei are expected in early 2005 and beyond upon successful completion of contractual milestones with total set payments not to exceed $10,000,000, together with royalties based upon future sales. The future payments are based on certain milestones of clinical development, including the commencement of and completion of clinical studies and approval for sale by Japanese regulatory authorities. Commencement of clinical studies is not expected to be earlier than 2005, and the development program, including regulatory approval, is expected to take four or more years. Accordingly, we do not expect commercial sales, upon which we will earn royalties, to commence earlier than 2008. While we believe that Imagent clinical studies will be successful, we cannot assure that such studies conducted in Japan will be successful or that the product will be approved for sale by Japanese authorities.

Research and Development. Research and development expenses for the quarters ended September 30, 2004 and September 30, 2003 were $962,904 and $562,703, respectively.

Prior to the third quarter of 2003, research and development expenses were directed primarily to the development of PH-50, one of our CT contrast agents. Prior to this period, we maintained a small internal management group and conducted research activities through contracts with third party laboratories.

Following the Imagent Business acquisition, we gained internal research capabilities and infrastructure. Substantially all of the research expenses in the third quarter 2004 were for infrastructure and expenses associated with regulatory compliance and continued development of Imagent for new indications and the maintenance of our manufacturing capability.

Significant 2004 costs categorized as research and development expenditures (all numbers approximate) include personnel costs (research, development and manufacturing support) ($516,000), contract consulting services ($292,000), patent costs ($52,000), production facilities maintenance ($50,000) and supplies associated with research and development and production activities ($42,000).

Our current manufacturing facility provides significant excess capacity for all clinical development and commercial manufacturing activities, now and for the foreseeable future. Since the excess manufacturing facility capacity provides no significant direct benefit to us at the present time, the current costs associated with this excess capacity continue to be charged off against current operations, including a portion attributed to research and development.

To date we have incurred a total of approximately $2,597,000 of expenses in connection with the development of PH-50 (one of our CT contrast agents), but nothing for the quarter ended September 30, 2004. We had been developing our second CT contrast agent (N1177), a subcutaneous nanoparticulate formulation for imaging of lymph nodes, through a joint venture with affiliates of Elan which was terminated as of June 10, 2004. The associated research and development expenses have previously been charged to the joint venture. We have incurred a total of approximately $3,130,000 of expenses in connection with the development of this formulation through 2002. There have been no such expenditures since that date, including the quarter ended September, 30, 2004.

We expect our development priorities, based on the availability of sufficient capital, to focus on the compliance with regulatory obligations for Imagent and development of new indications for Imagent.  Expenses associated with the development of subcutaneous formulation were charged to our joint venture through June 10, 2004, and we bear expenses associated with the development of our other products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarters ended September 30, 2004 and September 30, 2003 were $3,334,111 and $4,306,244, respectively.

Significant third quarter 2004 costs categorized as selling, general and administrative expenses (all numbers approximate) include personnel costs ($324,000), contract consultant costs ($429,000), recognition of the expense of stock options granted at a price below the fair market value for our common stock on the date of grant ($152,000), legal (including general corporate) and accounting ($560,000), facilities costs ($413,000), fees and services primarily related to late registration share charges ($248,000), and depreciation and amortization ($812,000).

In the third quarter of 2003, these expenses include costs associated with obtaining and asserting patent protection for our intellectual property, costs associated with administrative personnel and corporate management, the amortization of certain options granted to our employees, legal and related expenses, facilities expenses at our Pennsylvania offices, which have since been closed, and, following the Imagent Business acquisition, costs to operate that business, including amortization of Purchased Technology.

Other Income and Expense. Investment and other income for the quarters ended September 30, 2004 and September 30, 2003 was $28,874 and $581, respectively.  Investment income is generated by the amount of capital in our investment portfolio prior to it being used to fund its operations and the rate of interest earned on that capital.  In the third quarter of 2004, investment and other income consisted primarily of sales of Imagent.

We expect investment and other income to fluctuate primarily as a result of recording other income items and, to a lesser extent, as the size of the investment portfolio decreases or increases and as the rate of interest earned by the portfolio varies due to shifts in short term interest rates.

Interest expense was $21,145 and $197,169 for the quarters ended September 30, 2004 and 2003. Commencing in May 2003, we financed the operations primarily through the use of Secured Promissory Notes and Revolving Convertible Senior Secured Promissory Notes bearing interest at 7.5%, compounded monthly. In addition, as part of the Imagent Business acquisition, we delivered to Xmark promissory notes in the total principal amount of $2,500,000. These notes bore interest at 3% over the prime rate (payable in shares of the Company’s common stock). See “Liquidity; Capital Resources,” below. In the third quarter 2004, the Company also accrued interest expense related to certain other note obligations associated with the acquisition.

Net loss applicable to common shareholders (after preferred dividends) was $4,202,262, or $0.05 per share, and $5,528,941, or $0.26 per share, for the three-month periods ended September 30, 2004 and 2003, respectively. Weighted average shares utilized in these calculations were 79,979,139 and 21,361,817, respectively. The increase in weighted shares outstanding was due primarily to the timing of the Company’s financing, debt conversion and conversion of the Series A Preferred Stock issued in connection with the Elan joint venture. See “Liquidity; Capital Resources,” below.

During the third quarter of 2004 we incurred costs totaling approximately $78,317 related to purchases of laboratory equipment and to upgrade our information technology infrastructure in our San Diego offices. During the third quarter of 2003, we had insignificant purchases of laboratory equipment and leasehold improvements other than those associated with the Purchased Technology. During the next twelve months, assuming that we obtain sufficient capital, we expect capital expenditures for equipment to be less than $250,000.

Nine months ended September 30, 2004 and 2003

Revenue. We recognized $210,714 as license revenue in the first nine months of 2004 pursuant to the amortization of deferred revenue related to the Kyosei agreement. We had no comparable revenue in the first nine months of 2003.

Research and Development. Research and development expenses for the nine months ended September 30, 2004 and 2003 were $2,849,511, and $1,383,145 respectively. The increase in expenses for the first half of 2004 was due primarily to the additional costs incurred related to the Imagent Business. Significant 2004 costs categorized as research and development expenditures (all numbers approximate) include personnel costs (research, development and manufacturing support) ($1,667,000), contract consulting services ($581,000), patent costs ($259,000), production facility maintenance ($236,000) and supplies associated with research and development and production activities ($180,000).

We are planning to initiate additional pre-clinical studies of PH-50 at a later date. We have incurred a total of approximately $2,597,000 of expenses in connection with the development of PH-50, including $66,000 for the nine months ended September 30, 2004.

Selling, General and Administrative Expense. Selling, general and administrative expenses for the nine months ended September 30, 2004 and 2003 were $11,165,872 and $10,771,833, respectively.

Significant 2004 costs categorized as selling, general and administrative expenses (all numbers approximate) include personnel costs ($1,214,000), contract consultant costs ($1,525,000), recognition of the expense of stock options granted at a price below the fair market value for our common stock on the date of grant ($814,000), legal (including general corporate and litigation support) and accounting ($1,468,000), special fees (primarily related to carrying costs associated with various Xmark obligations) ($1,000,000), facilities costs ($1,209,000) and depreciation and amortization ($2,392,000).

These expenses in the nine months of 2003 were comprised primarily of costs associated with the acquisition of the Imagent Business incurred prior to making a firm commitment to the acquisition (costs incurred following our firm commitment to acquire the Imagent Business have been capitalized as part of the acquisition cost) including (i) provisions we took against advances we made to Alliance and shares of the common stock we issued to Xmark pursuant to a standstill agreement with Xmark, (ii) costs of conducting due diligence and other activities related to the acquisition of the Imagent Business, and (iii) costs associated with obtaining patent protection for its intellectual property, costs associated with administrative personnel and corporate management, the amortization of options granted to its employees, legal and related expenses and facilities expenses.

In 2004, the overall increase in expenses for the first nine months of 2004 was due primarily to the additional costs incurred related to the Imagent Business, including costs of litigation, selling and marketing Imagent and amortization of Purchased Technology related to the acquisition of the Imagent Business. More specifically, significant 2004 costs categorized as selling, general and administrative expenses (all numbers approximate) include personnel costs ($1,214,000), contract consultant costs ($1,525,000), recognition of the expense of stock options granted at a price below the fair market value for our common stock on the date of grant ($814,000), legal (including general corporate) and accounting ($1,468,000), special fees (primarily related to carrying costs associated with various Xmark obligations and late registration share charges) ($1,203,000), facilities costs ($1,209,000) and depreciation and amortization ($2,392,000).

Other Income and Expense. Investment and other income for the nine months ended September 30, 2004 and 2003 was $272,306 and $7,394, respectively.

In 2003, investment and other income primarily reflected earnings on the investment portfolio following our capital raising efforts in late 2002.

In 2004, investment and other income reflected:

•	reversal of the remaining provision for the closing of our former offices in New Hope, PA upon the landlord’s successful efforts in replacing us on the lease;

•	disgorgement of profits by a shareholder deemed to be our affiliate of the Company to the Company resulting from certain sales of our common stock;

•	proceeds resulting from modest marketing of Imagent; and

•	earnings on the investment portfolio.

Interest expense was $617,898 and $251,157 for the nine months September 30, 2004 and 2003.

We recorded preferred stock dividends (payable in additional shares of Series A Preferred Stock) of $498,030 and $791,480 in the nine month periods ended September 30, 2004 and 2003 for Series A Preferred Stock issued in connection with the Elan joint venture.

Net loss applicable to common shareholders (after preferred dividends) was $16,859,697, or $0.39 per share, and $18,383,662, or $0.99 per share, for the nine month periods ended September 30, 2004 and 2003, respectively. Weighted average shares utilized in these calculations were 43,632,027 and 18,562,221, respectively. The increase in weighted shares outstanding was due primarily to the timing of our financing, debt conversion and Series A Preferred Stock conversion.

Liquidity; Capital Resources

Capital Resources and Requirements. At September 30, 2004, we had cash and cash equivalents totaling approximately $1,843,493 and current liabilities of approximately $7,174,704 including $1,183,835 (of an original $2,128,447) secured debt that is payable on or before December 1, 2004. The security interest covered substantially all of our assets, including intellectual property. On November 2, 2004, we repaid the final balances owed on these notes, utilizing a portion of the $8,500,000 in gross proceeds we received from BMSMI (see “Certain Recent Developments,” above) and the security interest terminated. We have sufficient funds to continue operations through the end of December, 2004 at current operating levels and assuming we are successful in reaching and maintaining payment term accommodations with our unsecured creditors. Without additional financing, however, we may not have sufficient resources for our entire fiscal year ending December 31, 2005.

At December 31, 2003, we had a net deficit position (our liabilities, puttable share obligations and mezzanine equity exceeded our assets) of $8,194,743.

However, during the quarter ended June 30, 2004, the following three transactions (more fully described in our Form 10-QSB/A for the quarterly period ended June 30, 2004) contributed to increased shareholders’ equity, as follows:

•	$10,150,000 common stock financing, resulting in approximately $9,325,000 cash proceeds net of costs;

•	conversion of various debt instruments with principal values aggregating $12,719,500 plus accrued interest, into common stock for a total value of approximately $13,496,000; and

•	reclassification of the $12,015,000 mezzanine equity into shareholders’ equity upon the conversion of the Series A Preferred Stock issued in connection with the Elan joint venture into 195,263 shares of common stock.

The above three transactions, taken together, resulted in gross increases to shareholders’ equity totaling approximately $34,836,000 during the nine months ended September 30, 2004. The most significant reduction to shareholders’ equity during this same period resulted from continuing net losses, totaling approximately $16,158,667. Accordingly, the net shareholders’ deficit of $8,194,743 at December 31, 2003 was improved to a positive shareholders’ equity of $12,098,810 at September 30, 2004, primarily as a result of the above described transactions and activities.

Shares outstanding have increased from 19,464,548 at December 31, 2003 to 80,065,300 at September 30, 2004 (excluding warrants and options).

We lack sufficient working capital to fund planned operations for the entire fiscal year ending December 31, 2005.  We cannot accurately estimate the amount of additional financing required; however, the amount could be an additional $12,000,000 or more in order to fund operations through that date. Therefore, substantial additional capital resources will be required to fund our planned ongoing operations related to clinical development, marketing and manufacturing of Imagent, research and business development activities and debt repayment.  Our financial condition raises substantial doubt about its ability to continue as a going concern without adjustments to its current planned levels of expenditures.

We are currently in default under obligations to pay approximately $923,000 to creditors of Alliance in connection with its acquisition of Imagent. While there can be no assurance of success, we believe that we can resolve these defaults and that they do not give rise to a reduction in the carrying value of Purchased Technology of the Imagent Business. We also have not registered the resale of shares we issued in connection with that acquisition, which in some cases is a condition to the effectiveness of agreements to release us from any claims by the Alliance creditor or requires us to issue additional penalty shares.

We believe there are a number of potential alternatives available to meet the continuing capital requirements such as public or private financings or collaborative agreements.  We are also taking continuing actions to reduce ongoing expenses.  If adequate funds are not available, we will be required to significantly curtail our operating plans and may have to sell or license significant portions of our technology or potential products.  Our financial statements, including those contained in this Form 10-QSB, do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result.  However, there can be no assurance that such capital will be available under acceptable terms, if at all.  See “Risk Factors - We must raise additional financing in the future and our inability to do so will prevent us from continuing as a going concern and implementing our business plan,” below.

In addition, we expect to evaluate from time to time the acquisition or license of businesses, technologies or products.  The purchase of any such licenses or technologies would be funded by a portion of any net proceeds of future offerings or the issuance of debt or equity securities specifically for that purpose.  We expect our use of capital to increase as we continue the clinical development of Imagent.

We entered into a series of agreements with Xmark related to its acquisition of the Imagent Business. We issued 750,000 shares of our common stock in the first quarter 2003 to Xmark, who agreed to not exercise any rights against Alliance as a creditor for the period of the standstill. On May 2, 2003, we entered into an agreement pursuant to which Xmark agreed to extend the period during which Xmark had refrained from exercising its rights as a creditor against Alliance to permit us to complete the acquisition. On that date, we also purchased a $1,250,000 interest in Alliance's obligations to Xmark.

At the closing of our acquisition of the Imagent Business we delivered to Xmark promissory notes in the total principal amount of $2,500,000. These notes were payable in two equal installments on August 5, 2003 and November 3, 2003 and bore interest at 3% over the prime rate (payable in shares of our common stock). At the closing of the Imagent Business acquisition, we also issued Xmark an additional 1,056,144 shares that represented payment of interest that was due to Xmark by Alliance through the closing date of the acquisition. We negotiated a new agreement with Xmark dated August 18, 2003 pursuant to which we agreed to make an immediate payment of $1,250,000 and the remaining payment in November 2003.

On May 3, 2004, we repaid to Xmark the last Senior Secured Note in the principal amount of $1,250,000. Following that repayment, Xmark had remaining the right to require us to repurchase 1,611,989 shares of our common stock Xmark held at $1.00 per share. This put right was secured by all the assets of our Imagent Business and was exercisable in full on July 19, 2004. In June 2004, we entered into an agreement with Xmark whereby we exchanged all puttable shares held by Xmark and other related obligations totaling $1,778,447, together with an additional fee of $350,000, for an aggregate of $2,128,447 of Secured Notes payable no later than December 1, 2004. The Secured Notes were secured by all of our assets. As of September 30, 2004 we had repaid $944,612 of these secured notes. On November 2, 2004 we repaid the remaining balances of these notes, amounting to $1,183,835, in full. See “Certain Recent Developments.”

In June 2004 we settled the demand by a lessor of approximately $787,000 for two payments totaling $100,000 and the issuance of 616,580 shares of our common stock. We will make an additional payment equal to the difference (if any) between the net proceeds the lessor receives from sales of the stock during the 12 months after we register the shares and $468,601. Due to the remaining contingency of a payment, we have continued to reflect the amount paid in stock, less the par value of the shares issued, as a liability.

In December 2003, we entered into a license agreement with Kyosei for the development and marketing of Imagent in Japan for all radiology and cardiology indications.  We have received a notice from Schering asserting a right against a portion of the proceeds received from Kyosei.  We contest the assertion.  We have established a provision of $400,000 should our position not be sustained. See “Results of Operations,” above.

We have two long-term commitments that are not recorded on its financial statements.  At the time of the acquisition of the Imagent business, we entered into a non-cancelable operating lease agreement with a unit of Baxter International for certain equipment used for the manufacture of Imagent.  Our annual cost for this lease is approximately $126,000.  We lease the office and manufacturing space in San Diego, California.  Annual rent for the California lease, which expires in 2008, is approximately $792,000 (which includes estimated operating costs such as insurance, taxes and maintenance).

On October 29, 2004, we entered into a non-exclusive, cross-licensing agreement with Bristol-Myers Squibb Medical Imaging, Inc. covering ultrasound contrast agent patents. We received a payment of $4,000,000 under the terms of the license agreement. In connection with the license agreement, we entered into a Securities Purchase Agreement with Bristol-Myers Squibb Medical Imaging, Inc. and Bristol-Myers Squibb Company pursuant to which we sold an aggregate of 4,500 shares of our newly issued Series A Convertible Preferred Stock for a total purchase price of $4,500,000.

On November 2, 2004 we repaid the remaining balances of the notes owed to Xmark, amounting to $1,183,835, in full.

After receiving $8,500,000 from Bristol-Myers Squibb Medical Imaging, Inc. and repaying Xmark $1,183,835, we had approximately $7,240,000 in cash as of November 12, 2004. We anticipate a need to raise at least approximately $12,000,000 in order to continue our operations through 2005.

Plan of Operation

During the next twelve months we will focus our efforts primarily on exploring various options concerning our business, including securing additional financing, joint ventures, licensing or selling all or a portion of our technology and other possible strategic transactions.  Our ability to continue clinical development of Imagent depends on the successful implementation of one or more of these transactions because our currently available capital is not sufficient to carry out our business plan or fully develop and commercialize Imagent.

Depending on the availability of capital and whether we pursue a sale or licensing strategy for Imagent, we intend to focus our operating efforts on the clinical development of Imagent, for an indication to detect CAD. In particular, we plan to focus on Phase II studies for CAD, which we expect to require funding of at least $4,500,000 (including out-of-pocket study costs, staffing and costs to maintain our San Diego production facility at its current level). Longer term, we plan to conduct Phase III clinical trials for the CAD indication for Imagent and prepare for a broader commercialization effort, to include investigating the appropriate strategic relationships which might provide additional funding. We also intend to continue prosecuting our claims in the litigation against Amersham as a high priority for our use of funds and other resources. We have asserted that Amersham’s products infringe on our patent claims covering Imagent and theft of trade secrets. Amersham has asserted counterclaims against us.

We plan to focus on the development of our CT contrast agent (PH-50 and N1177) at a later date, unless other strategic opportunities are presented.  Subject to the availability of sufficient capital, we expect to continue to incur losses for at least the next three years as we intensify the clinical development, associated regulatory approval activities and engage in or provide for the manufacture and/or sale of these and any other products that we have or may develop.

Greater capital resources would enable us to quicken and expand our marketing and research and development activities, and our failure to raise additional capital will (absent a suitable collaborative agreement providing for a third party to take over these functions) significantly impair or curtail our ability to conduct further activities.  In any event, complete development and commercialization of our technology will require substantial additional funds.  We are seeking to raise capital through the sale of our common stock or other securities in a private placement to fund our immediate and longer-term capital needs. See “Risk Factors - We must raise additional financing in the future and our inability to do so will prevent us from continuing as a going concern and implementing our business plan,” below. In the absence of additional funds, we need to reduce our rate of spending by limiting operations, reducing our personnel, seeking accommodations from creditors and other similar resources.

As of September 30, 2004, we expect to pay the following contractual obligations and commitments:

	Payments due by Year

	2004	2005-2006	2007-2008	Beyond 2008	Total
Recorded Liabilities
Xmark secured promissory notes (Repaid November 2, 2004)	$1,183,835	$-	$-	$-	$1,183,835
Imagent purchase obligations (remaining)	2,095,441	-	-	-	2,095,441
Equipment lease settlement obligations	492,984	-	-	-	492,984
Accrued royalty liability	400,000				400,000

Commitments
Operating Lease Commitments	239,182	1,900,569	1,024,595	-	3,164,346

Total Contractual Obligations	$4,411,442	$1,900,569	$1,024,595	$-	$7,336,606

Recent Accounting Pronouncements

During the quarter ended September 30, 2004, there were no new Accounting Pronouncements impacting our accounting, financial position or operating results.

ITEM 3            CONTROLS AND PROCEDURES

In September 2004, our management concluded that there were certain reportable conditions and material weaknesses in our internal controls and procedures.  We formed this view in response to communications with our independent auditors, Moss Adams LLP.  Moss Adams had orally discussed certain matters related to the Company's internal controls and financial reporting with our former Chief Financial Officer and our Audit Committee.  After we filed our Form 10-QSB for the quarter ended June 30, 2004, Moss Adams concluded that these matters cumulatively amounted to reportable conditions and material weaknesses and formally advised us of their overall determination by letter in September 2004.

The reportable conditions noted were that our financial statement close process was not performed in a timely manner, leading to delays and adjustments in reconciling recurring and non-recurring balances and transactions, and could result in material contracts and transactions being improperly omitted or incorrectly disclosed.  In addition, Moss Adams stated that our use of Quickbooks accounting software, while itself not a reportable condition, when coupled with the lack of adequate internal controls could lead to situations in which errors or irregularities may not be discovered in a timely manner or a risk that users of the software could modify historical data.

The material weaknesses noted were that our accounting and reporting processes were not completed on a timely basis (in part due to the absence of a full-time on-site chief financial officer); the small size of our accounting staff results in inadequate segregation of duties; our limited number of financial and accounting personnel make it difficult to create a backup knowledge base enabling personnel to fill in if there is an absence of one individual;  and our policies and procedures relating to cash disbursements, cash handling, cash receipts and reconciliation should have greater segregation of duties to mitigate the risk of fraud or financial statement misstatement.

Moss Adams recommended taking steps to alleviate understaffing in our accounting department to improve the timeliness of financial reporting and enable appropriate segregation of duties.  Additionally, Moss Adams recommended that we require management to assess and report annually on the effectiveness of internal controls.

The Company and our Audit Committee are committed to remediating the reportable conditions and material weakness.  We do not expect to be able to fully implement all remediation until the Company has sufficient additional financing.  Although certain matters may not be fully remediated, we believe appropriate mitigating factors are in place to reduce the likelihood of material misstatements or improper disclosure.

During the period beginning in May 2004, we began to implement steps to address our internal controls and procedures.  The following remediation actions have been completed:

  We engaged Larry D. Grant as a financial consultant.  Mr. Grant has 30 years of experience in accounting and financial advisory work, both in private practice with major accounting firms and as a consultant and interim executive to various enterprises.  He has been working full time for us at our San Diego headquarters since May 11, 2004.
  We added Darlene Deptula-Hicks to our Audit Committee.  Ms. Deptula-Hicks joined our Board on July 22, 2004, and is Chair of our Audit Committee.  Ms. Deptula-Hicks has over 20 years of experience in financial management positions, primarily in the life sciences sector.  She is currently Executive Vice President and Chief Financial Officer of ONI Medical Systems, Inc.
  We have required, since July 2004, the Executive Committee of the Board to ratify routine and/or recurring expenditures and approve significant commitments and non-routine expenditures and payments.
  We require both Larry Grant and our Senior Vice President Business Development and Marketing to review and approve our incurring all significant obligations and remitting payments.
  We improved controls over our various material agreements and transactions.

31

We are in the process of developing and implementing the following remediation steps:

  We have committed to design an internal control plan, including disclosure controls.  We presently intend to have this control plan in place by the end of the first quarter of the 2005 fiscal year.
  We are, on an ongoing basis, reviewing significant processes involved in accounting and financial reporting to ensure that they function as designed.
  We are developing a Code of Ethics to address other internal control procedures, such as conflicts of interest.  We expect to approve and implement the Code of Ethics by the end of the 2004 fiscal year.  Once completed, all employees will be made aware of and required to comply with this Code of Ethics.
  We continue to work to improve disclosure controls as they relate to non-routine material agreements and transactions.

The following remediation actions are in the planning stages.  We do not expect to be able to fully implement these actions until sufficient additional financing is available:

  We intend to hire a full-time on-site Chief Financial Officer.
  We are in a search for additional full time accounting staff, including a Controller, and other staff as necessary.
  We are evaluating the effectiveness of our current accounting software and potential replacement systems.

As noted, the Company is committed to remediating the reportable conditions and material weaknesses.  To mitigate the effects of our current staffing levels in the accounting and finance area, our current personnel have made extra efforts to accurately close the financial statements for the third quarter of 2004 and to complete the necessary steps for this Form 10-QSB.   To mitigate the delay in implementing a formal internal control plan, we also intend to specifically monitor internal controls and related procedures until such a plan is put into place.

Our Chief Executive Officer (who is our acting Principal Financial Officer while we search for a permanent replacement to our former Chief Financial Officer) has consulted with Larry Grant and has participated in the evaluation of our disclosure controls (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2004 and, based on that evaluation, concluded that except for the material weaknesses and conditions described above, our disclosure controls and procedures overall were effective to ensure timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, and the rules and regulations thereunder.  To the extent corrections and improvements in internal controls and disclosure controls and procedures cannot be immediately implemented, management believes appropriate oversight and review is currently in place to prevent material misstatements in our interim financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In 2003, we filed a complaint against Amersham and two other Amersham affiliates alleging that certain Amersham products infringe on claims in its patents covering Imagent. The case is captioned as Photogen Technologies, Inc. and Alliance Pharmaceutical Corp. v. Amersham Health Inc. et. al., Civil Action No. 03CV2853(SRC), in the United States District Court for the District of New Jersey. The Company’s complaint alleges that principally through their Optison® product, Amersham and related Amersham entities infringe on eight patents owned by us. We are also seeking a declaration that the claims of fifteen Amersham patents are invalid and are not infringed by our Imagent product. Amersham denied the material allegations of our claims and asserted certain affirmative defenses and counterclaims. Amersham's counterclaims against us include claims of patent infringement of the fifteen Amersham patents, breach of contract, breach of good faith and fair dealing, and tortious interference with contract.

It is not presently feasible to determine whether there is a reasonable possibility that the assets have been impaired for purposes of Statement of Financial Accounting Standards No. 5, or the extent of damages or gain, if any, that might result depending on whether or not we prevail. In any event, we will continue to incur litigation costs as we prosecute claims in the litigation.

See “Risk Factors—We filed a suit against Amersham for patent infringement, which, if resolved unfavorably, could impede our ability to utilize our patents for Imagent,” below.

ITEM 2.   CHANGES IN SECURITIES

During the quarter ending September 30, 2004, we issued 225,000 shares of our common stock as compensation for past services provided and future services to be provided by a consultant, without registration under the Securities Act.  The portion of the underlying securities are held in escrow and are subject to certain cancellation provisions. These securities were offered and sold by us in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering, and/or Rule 701 under the Securities Act relating to transactions occurring under compensatory benefit plans.  We relied on representations and warranties from the purchaser of the securities that they were acquiring the securities for their own account and not with a view to, or for sale in connection with, any distribution of the securities in violation of the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

During the quarter ended September 30, 2004 we were in default under obligations to pay an aggregate of $923,000 to creditors of Alliance in connection with our acquisition of Imagent. We did not register the resale of shares delivered to certain of those creditors, which, in some cases, is a condition to the effectiveness of agreements to release us from any claims by that creditor. Although we cannot give assurances of success, we believe the Company can resolve these defaults and that they do not give rise to a reduction in the carrying value of the Purchased Technology of the Imagent Business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our shareholders during the quarter ended September 30, 2004.

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

39

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

The following are key risk factors that may affect our future results and/or the price of our common stock:

Business and Financial Risks

We must raise additional financing in the future and our inability to do so will prevent us from continuing as a going concern and implementing our business plan.

Our cash and securities on hand at September 30, 2004 was approximately $1,843,493. At September 30, 2004, we had liabilities, including current liabilities of approximately $7,174,704 and deferred revenue of approximately $3,789,286, together totaling $10,963,990. We are in default under obligations to pay $923,000 to former creditors of Alliance in connection with our acquisition of the Imagent Business. We also have not registered the resale of shares we issued in connection with that acquisition, which in some cases is a condition to the effectiveness of agreements to release us from any claims by the Alliance creditor

We will need substantial additional financing to continue planned operations including its manufacturing, marketing and product development programs, and the repayment of debt. At our current rate of spending, including estimated requirements to service a portion of our current liabilities and without additional funds, we may not be able to continue our current level of operations beyond the first quarter of 2005. We estimate that we will need at least $12,000,000 through December 31, 2005 to fund planned operations, discharge debt and allocate continued resources to the Amersham litigation matter.  We are currently seeking capital in one or more transactions to fund our immediate and longer-term capital needs. Additional funds may not be available on acceptable terms, if at all, and existing stockholders may be diluted as a result of those offerings. The pricing of our common stock, or other securities convertible into common stock, in any such transaction may also result in an increase in the number of shares of common stock issuable upon exercise of warrants in accordance with the anti-dilution provisions in the instruments governing those securities.

We have a history of losses, and we may not achieve or maintain profitability in the future or pay cash dividends.

We have incurred losses since the beginning of its operations. As of September 30, 2004, we have incurred cumulative net losses (before dividends on preferred stock) of approximately $67,880,365. We expect our losses to increase in the future as its financial resources are used for litigation, manufacturing, marketing, research and development, preclinical and clinical development, regulatory activities, and other related expenses. We may not be able to achieve or maintain profitability in the future. We have never declared or paid any cash dividends to stockholders and do not expect to do so in the foreseeable future.

We do not have any material revenues from sales; accordingly, we are a development stage company.

We and our technologies, other than our recently acquired Imagent product, are in early stages of development. We began our business as a biopharmaceutical company in 1997. To date, we have not generated material revenues from sales or operations. We expect to generate revenue from sales of Imagent, but there can be no assurance that we will be able to generate enough revenue from such sales to be profitable for at least several years, if at all.

Our inability to expand the label indication of Imagent for the detection of CAD and to continue development of PH-50 and N1177 may impede our ability to raise capital and achieve profitability.

We are seeking to expand the label indication of Imagent for myocardial perfusion imaging for the detection of coronary artery disease (CAD). Our primary focus for clinical development of Imagent is using a novel technique called Phasic Changes. We believe that development of Imagent for the detection of CAD and in particular using the Phasic Changes technique will be important to our ability to attract capital and achieve future profitability. We plan to work toward further clinical development of PH-50 and N1177 at a later date.

There are a number of potential obstacles to these goals:

•	We may not have sufficient capital to complete the clinical trials and other tasks necessary to obtain regulatory approval.

•	The results of studies on Imagent for the Phasic Changes technique are preliminary. These studies and others for PH-50 and N1177 may not provide sufficient data to predict the products’ potential for use.

•	The FDA may not approve the use of Imagent for the detection of CAD (or PH-50 or N1177 for their planned indications). We have not completed an examination of whether Imagent has sufficient intellectual property protection to use it for the Phasic Changes technique. Intellectual property disputes relating to Imagent, PH-50 or N1177 could be costly to resolve and could affect our ability to commercialize products with those technologies.

•	We may not attract capital or achieve profitability even if we successfully introduce Imagent for the additional indication, PH-50 or N1177.

•	As a result of changing economic considerations, market, clinical or regulatory conditions, or clinical trial results, we may shift our focus or determine not to continue one or more of the product development projects we are currently pursuing.

The markets for imaging products are extremely competitive, and many of our competitors have greater resources and have products that are in more advanced stages of development than we do, which may give them a competitive advantage over us.

In addition to Imagent, there are currently two FDA approved ultrasound contrast agents being marketed in the U.S. by Amersham Health, Inc. and Bristol-Myers Squibb Medical Imaging, Inc. for the same indication for sub-optimal ultrasound images as Imagent. In addition, Bracco International has filed a New Drug Application with the FDA seeking approval to market its product in the U.S. Two other companies (POINT Biomedical Corp. and Acusphere, Inc.) are in advanced clinical trials for the use of ultrasound contrast agents for myocardial perfusion. We expect that competition in the ultrasound contrast imaging field will be based primarily on each product's safety profile, efficacy, stability, ease of administration, breadth of approved indications, and physician, healthcare payer and patient acceptance. We are at the very early stages of launching Imagent, and we cannot predict whether it will compete successfully with these other products.

We filed a suit against Amersham for patent infringement, which, if resolved unfavorably could impede our ability to utilize our patents for Imagent.

We filed a complaint against Amersham Health, Inc. and two other Amersham affiliates alleging that certain Amersham products infringe on claims in our patents covering Imagent. We also seek a declaration that our products do not infringe on Amersham's patents covering their products, and other relief. Alliance joined us as a plaintiff in this suit. Amersham filed an answer denying the material allegations of our claims and asserting certain counterclaims. If the suit is resolved unfavorably to us, we may have difficulty utilizing the protections of its patents for Imagent and there may be other complications that may make it difficult or impossible to implement its commercialization strategy for Imagent.

Intellectual property disputes are often settled through licensing arrangements that could be costly to us. In any intellectual property litigation, it is possible that those licenses necessary to settle the dispute would not be available on commercially reasonable terms or that we would not be able to redesign its technologies to avoid any claimed infringement thus resulting in our inability to sell the product.

Our proposed products are subject to extensive testing and government approval, and we may not obtain or maintain the approvals necessary to sell our proposed products.

Other than Imagent for its current indication, none of our proposed imaging products has received the FDA's approval for commercial sales. An extensive series of clinical trials and other regulatory requirements must be completed before our proposed products can be approved and sold in the U.S. or other countries. Requirements for FDA approval of a product include preclinical safety testing in animals and clinical testing for effective use and safety in humans, which can be extremely costly. The time frame necessary to perform these tasks for any individual product is long and uncertain, and we may encounter problems or delays that we cannot predict at this time. The lack of adequate capital will contribute to delays in this process. We must also obtain regulatory approvals comparable to those required in the U.S. to market its products in other countries. Even if testing is successful, its proposed products may not demonstrate sufficient effectiveness or safety to warrant approval by the FDA or other regulatory authorities.

Development of the nanoparticulate formulations has been limited primarily to laboratory experiments and animal testing. Only the subcutaneous nanoparticulate formulation for lymphography has completed Phase I human clinical trials. The Company has not yet conducted substantive studies of its compounds in development to evaluate their effectiveness on human subjects. Our results from early clinical trials may not predict results that we will obtain in large-scale clinical trials, as even after promising results in early trials, a number of companies have suffered significant setbacks in advanced clinical trials.

We may not conduct additional Phase II or Phase III clinical trials for our products and such trials, if begun, may not demonstrate any efficacy or may not be completed successfully in a timely manner, if at all. The rate of completion of our clinical trials depends upon, among other things, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population for a particular indication, the nature of the clinical protocol under which our products will be studied, the proximity of the patient to a clinical site and the eligibility criteria for the study. Delays in planned patient enrollment may result in increased costs, regulatory filing delays, or both. Furthermore, we, the FDA or other regulatory authorities may alter, suspend or terminate clinical trials at any time. If we do not successfully complete clinical trials and obtain regulatory approval for a product, we will not be able to market that product.

Any products approved by the FDA are subject to post-market approval requirements of the FDA.

Our FDA approved product, Imagent, is subject to post-market approval requirements by regulatory authorities. We are subject to inspection and marketing surveillance by the FDA to determine its compliance with regulatory requirements with respect to any approved products. If the FDA finds that we have failed to comply, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:

•	recall or seizure of our products;

•	fines, injunctions and civil penalties;

•	operating restrictions, partial suspension or total shutdown of production; and

•	criminal prosecution.

Any enforcement action by the FDA may also affect our ability to commercially distribute its products in the U.S.

Product liability claims could increase our costs and adversely affect its results of operations.

The marketing, sale and clinical testing of Imagent and our product candidates may expose us to product liability claims, and we may experience material product liability losses in the future. We maintain certain levels of product liability insurance for the use of our products, but our coverage may not continue to be available on terms acceptable to us or adequate for liabilities we actually incur. A successful claim brought against us in excess of available insurance coverage, or any claim or product recall that results in significant adverse publicity against us, may have a material adverse effect on its business and results of operations.

If we do not obtain and maintain patent or other protection of its core technologies (namely Imagent, PH-50 and N1177) we may have difficulty commercializing products using these technologies.

Our success depends in part on our ability to obtain, assert and defend its patents, protect trade secrets and operate without infringing the intellectual property of others. Among the important risks in this area are

•	our patent applications may not result in issued patents. Moreover, any issued patents may not provide us with adequate protection of its intellectual property or competitive advantages, and the law on the scope of patent coverage is continually changing.

•	various countries limit the subject matter that can be patented and limit the ability of a patent owner to enforce patents in the medical field. This may limit our ability to obtain or utilize those patents internationally.

•	existing or future patents or patent applications (and the products or methods they cover) of our competitors (or others, such as research institutions or universities) may interfere, invalidate, conflict with or infringe our patents or patent applications. Similarly, the use of the methods or technologies contained in our patents, patent applications and other intellectual property may conflict with or infringe the rights of others.

•	if an advance is made that qualifies as a joint invention, the joint inventor or his or her employer may have rights in the invention.

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that these rights are covered by valid and enforceable patents or effectively maintained as trade secrets. We acquired a patent portfolio related to Imagent as part of the acquisition of the Imagent Business. We have not completed its evaluation of intellectual property rights associated with the use of Imagent for the Phasic Changes technique. We also own two patents in the U.S., and certain other patents in foreign countries including Australia, Canada, Japan and Germany that relate to methods for performing lymphography.

In addition to the patents and patent applications we acquired through the purchase of the Imagent Business, we have filed patent applications in the U.S. and under the Patent Cooperation Treaty covering a number of foreign countries. These patent applications relate to the use of nanoparticulates, including PH-50, as cardiovascular imaging agents and to deliver pharmacologically active substances for treatment of various diseases. We are the exclusive licensee from Nycomed Imaging AS of a group of patented proprietary nanoparticulate compounds including N1177 and PH-50. We are the exclusive licensee of U.S. and foreign patent applications from Massachusetts General Hospital that relate to diagnostic imaging agents and methods for using the diagnostic imaging agents for medical location, treatment and diagnosis of tumors and other diseased tissues. Additional patents may never be issued on any of the patent applications we own or license from third parties.

The patent position of biopharmaceutical companies involves complex legal and factual questions and therefore we cannot assure the enforceability of these patents. A third party might successfully challenge the validity or enforceability of our patents or if issued, patents that would result from its patent applications. The patents might not provide protection against competitive products or otherwise be commercially valuable, and applications filed by others might result in patents that would be infringed by the manufacture, use or sale of our products. Litigation over patents and other intellectual property rights occurs frequently in our industry and there is a risk that we may not prevail in disputes over the ownership of intellectual property. Further, an interference proceeding with the Patent and Trademark Office may be instituted over the rights to certain inventions, and there is a risk that we may not prevail in such an interference proceeding. Those disputes can be expensive and time consuming, even if we prevail. Intellectual property disputes are often settled through licensing arrangements that could be costly to us. In any intellectual property litigation, it is possible that licenses necessary to settle the dispute would not be available on commercially reasonable terms or that the Company would not be able to redesign its technologies to avoid any claimed infringement thus resulting in its inability to sell the product.

Confidentiality agreements covering our intellectual property may be violated, and we may not have adequate remedies for any violation. Our trade secret intellectual property may in other ways become known or be independently discovered by competitors. In addition, where intellectual property results from a research project supported by government funding, the government has limited rights to use the intellectual property without paying us a royalty.

To the extent we use intellectual property through licenses or sub-licenses, as is the case for some of its lymphography technology, its rights are subject to us performing the terms of the license or sub-license agreement with third parties. Our rights are also subject to the actions of third parties we may not be able to control, such as its sub-licensor complying with the terms of its license with the patent owner and the patent owner maintaining the patent.

We depend on a small number of employees and consultants to provide management expertise, and the loss of this expertise may interfere with our operations or delay our ability to implement our business plan.

We currently have two senior executive officers:  our Chief Executive Officer (Dr. Williams) and our Senior Vice President Business Development and Marketing (Mr. DeFranco).  We also have retained consultants to advise us in regulatory affairs, product reimbursement, quality assurance and control matters and other business matters. Larry D. Grant, a consultant, provides advisory and management services on a full-time basis on financial, operational and strategic matters. These individuals have entered into employment or consulting agreements, confidentiality and/or non-competition agreements with us. If an individual performing one of these executive or consulting functions for us terminates his or her association with us or breaches their agreement with us:

•	We could suffer competitive disadvantage or loss of intellectual property protection.

•	We could experience a delay in the implementation of our business plan until we arrange for another individual or firm to fulfill the role.

The raw materials for Imagent are subject to a long-term supply contract with one supplier. An interruption in availability of those materials may impair our ability to market or test those products.

We assumed the rights and obligations of Alliance under the terms of the long-term supply agreement that Alliance had for the principal raw material for Imagent. Raw materials used in Imagent cannot be changed without equivalency testing of any new material by us and approval of the FDA. Some raw materials for Imagent are currently qualified from only one source and, although we have some inventory, we will attempt to acquire additional inventory of these materials and to negotiate long-term supply arrangements. There can be no assurance that we would be successful in negotiating any such long term or other supply agreements.

To make any significant change in the manufacturing process or change in suppliers, we must conduct certain validation studies, which may require review and/or approval by the FDA. Considerable delays in our research and development programs for our products could result from its having to change to a different supplier. There can be no assurance that Nanosystems will continue to supply us with the raw materials that we need in a timely manner on conditions that are acceptable to us.

We may encounter difficulties expanding and/or changing our manufacturing operations.

We lease a single 53,000 square foot facility located in San Diego, California, a portion of which houses our manufacturing operations. This lease expires in three years and we may be required to commitment a significant amount of time and expense in connection with moving to a new facility if the lease is not renewed.

The current facility is subject to a variety of regulatory requirements to maintain compliance with current good manufacturing practices. We may encounter difficulties in maintaining in compliance with these regulations and standards, which also could result in a delay or termination of manufacturing or an inability to meet product demand.

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

Our lease for the San Diego, California facility is scheduled to terminate in 2008 with two, three year renewal terms. There will be costs associated with locating and moving to a new facility that meets FDA requirements, assuming we continue to maintain internal manufacturing capabilities.

We have to rely on third parties and collaborative relationships for marketing, distribution pre-clinical and clinical testing of Imagent and our proposed products, and it may be difficult to implement our business plans without these collaborations.

We currently have contract agreement with Cardinal Sales and Marketing Services for marketing, Cardinal Specialty Pharmacy Distribution for distribution and fulfillment, Cardinal PCI for labeling and packaging and RxCrossroads for reimbursement and product technical support. We have had and expect to continue in the future to have a variety of research agreements with universities and other research institutions to investigate specific protocols for the preclinical development and testing of its products or research activities related to other new potential products. We also contract and expect to continue to contract with research organizations and other third parties to manage clinical trials of its products. We must obtain and maintain collaborative relationships with third parties for research and development, preclinical and clinical testing, marketing and distribution of our proposed products. Collaborative relationships may limit or restrict our operations or may not result in an adequate supply of necessary resources. A collaborative partner could also pursue alternative technologies as a means of developing or marketing products for the diseases targeted by our collaborative program. If a third party we are collaborating with fails to perform under its agreement or fails to meet regulatory standards, this could delay or prematurely terminate preclinical or clinical testing of our proposed products.

Our products may not be fully accepted by physicians, laboratories and health insurance providers, which would reduce our revenue and limit our ability to raise capital.

Our growth and success will depend upon market acceptance by physicians, laboratories and health insurance providers of our products. This requires acceptance of our products as clinically useful and cost-effective alternatives to other medical imaging products and methods. In addition, physicians may utilize imaging techniques other than those for which our products are being developed (such as magnetic resonance imaging (MRI) and radionuclear imaging.

Changes in health care reimbursement policies or legislation may make it difficult for physicians and hospitals to use or receive reimbursement for using our products, which could reduce our revenues.

Our success will depend, in part, on the extent to which health insurers, managed care entities and similar organizations provide coverage or reimbursement for using the medical procedures we have and plan to develop. These third-party payers are increasingly challenging the price of medical procedures and services and establishing guidelines that may limit physicians' selections of innovative products and procedures. We also cannot predict the effect of any current or future legislation or regulations relating to third-party coverage or reimbursement on our business. We may not be able to achieve market acceptance of our proposed products or maintain price levels sufficient to achieve or maintain any profits on our products if adequate reimbursement coverage is not available. Failure by physicians, hospitals and other users of our products to obtain sufficient reimbursement from third-party payers for the procedures in which our products would be used or adverse changes in governmental and private third-party payers' policies toward reimbursement for such procedures would have a material adverse effect on our business.

Risks Related To Our Common Stock

A small group of stockholders have significant voting power and may delay or prevent a change of control of IMCOR and may have other adverse effect on the price of our common stock.

As of September 30, 2004, a small group of stockholders control approximately 51,384,623 shares, or 64.2% of our issued and outstanding common stock (our Series A Preferred Stock has no voting rights). These stockholders are also parties to a Voting, Drag-Along and Right of First Refusal Agreement (the “Voting Agreement”) concerning the election of certain designees to the Board of Directors and certain other corporate actions. The Voting Agreement requires these stockholders to vote their shares for the election of certain individuals nominated by parties to the Voting Agreement. This concentration of ownership and control may delay or prevent a change in control of IMCOR, and may also result in a small supply of shares available for purchase in the public securities markets. These factors may affect the market and the market price for its common stock in ways that do not reflect the intrinsic value of our common stock.

The price and trading volume of our common stock fluctuates significantly, like that of many biopharmaceutical companies, which may make it difficult for us or a stockholder to sell common stock at a suitable price and may cause dilution for existing stockholders when we issue additional shares.

During the period from January 1, 2004 through September 30, 2004 the closing trade price of our common stock ranged from $1.95 to $0.11 per share. Daily trading volume ranged from zero shares to approximately 476,141 shares during that period.

The market prices for securities of biopharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. The following factors may have an impact on the price of our common stock:

•	Sales performance of Imagent;

•	Our liquidity;

•	Announcements by us or others regarding scientific discoveries, technological innovations, commercial products, patents or proprietary rights;

•	Announcements by us concerning the licensing or other transactions of its products or technologies;

•	Private sales of a significant block of our common stock at a price below the then current market price of our common stock and the subsequent registration and sale of those shares;

•	Public Sales of our common stock pursuant to Rule 144 of the Securities Act of 1933;

•	The progress of preclinical or clinical testing;

•	Developments or outcome of litigation concerning proprietary rights, including patents (and the uncertainty related to the Amersham litigation);

•	Changes in government regulation;

•	Public concern about the safety of devices or drugs;

•	Limited, if any, coverage by securities analysts;

•	The occurrence of any of the risk factors described in this section;

•	Sales of large blocks of stock by an individual or institution;

•	Changes in our financial performance from period to period, securities analysts' reports, and general market conditions; and

•	Economic and other external factors or a disaster or crisis.

If stockholders holding substantial amounts of its common stock should sell their stock in the public market, the price of its stock could fall and it may be more costly for us to raise capital.

We filed a registration statement on Form SB-2 on August 4, 2004 (which is not yet effective) with respect to the sale of 25,374,999 shares of our common stock (plus an additional 14,717,502 shares of our common stock issuable on conversion of warrants) by selling shareholders. We have a commitment to register an additional approximately 62,384,917 shares of our common stock (including shares owned by funds controlled by two of our directors and certain former creditors of Alliance) following the effectiveness of the August 4 registration statement. We may also register the resale of shares issuable pursuant to the exercise of options granted under our various option plans. In addition, some of our shares are eligible for sale in the public market free of restriction under Rule 144 of the Securities Act. Others shares of our common stock are also subject to agreements requiring us to permit the holders of the shares, under certain circumstances, to join in a public offering of our stock or to demand that we register their shares for resale. The sale of these shares could place downward pressure on the overall market price of our common stock.

We have issued a substantial number of securities convertible into shares of our common stock that will result in substantial dilution to the ownership interests of our existing shareholders.

As of September 30, 2004, we had reserved 21,477,095 shares of our common stock for issuance upon exercise or conversion of the following securities:

•	15,409,470 shares upon exercise of outstanding stock warrants, including 14,717,502 shares of common stock underlying warrants from our April/June 2004 financing;

•	5,321,762 shares upon exercise of outstanding stock options; and

•	745,863 shares upon exercise of options available for future grants under our existing option plans.

In addition, our Board of Directors recently approved increasing the total shares available for issuance under the 2000 Long Term Incentive Compensation Plan from 4,568,750 to 30,000,000, subject to stockholder approval which we expect to receive at our next meeting of stockholders. We are contractually obligated to reserve an additional 5,078,402 shares pursuant to options to grant to our Chief Executive Officer upon increase in the shares subject to the 2000 Long Term Incentive Compensation Plan. If our options and warrants are all issued and exercised, investors may experience significant dilution in the voting power of their common stock. The sale of these shares could also place downward pressure on the overall market price of our common stock.

Furthermore, on October 29, 2004, we issued and sold 4,500 shares of our Series A Convertible Preferred Stock which is convertible into 16,667,667 shares of our common stock. We also issued a warrant to purchase 1,333,333 shares of our common stock to our investment banker in connection with the Cross License Agreement with Bristol-Myers Squibb Medical Imaging, Inc. and the related sale of Series A Convertible Preferred Stock.

Applicable Securities and Exchange Commission rules governing the trading of “penny stocks” limits the trading and liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock currently trades on the Pink Sheets. Our appeal to NASDAQ to reconsider its decision to delist our shares was denied. We are considering options to seek re-listing of our shares on an appropriate exchange, but it will be a minimum of at least several months before we can submit an application for re-listing. Because our common stock continues to trade below $5.00 per share, our common stock is considered a “penny stock” and is subject to Securities and Exchange Commission rules and regulations, which impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser's written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

We do not intend to pay dividends in the foreseeable future.

We have never declared or paid a dividend on its common stock. We intend to retain earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any dividends on our common stock in the foreseeable future.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

The following is a list of exhibits filed as part of this Form 10-QSB.  Exhibits that were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parenthesis.

EXHIBIT NO.	DESCRIPTION

+3.1
Restated Articles of Incorporation of IMCOR Pharmaceutical Co., as amended, including Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 8, 2004 and incorporated herein by reference.)

+3.2	Amended and Restated Bylaws of IMCOR Pharmaceutical Co. (Filed as Exhibit C to the Company’s Information Statement on Form DEF 14C dated December 23, 2002 and incorporated herein by reference.)

*10.1
License Agreement originally dated as of September 23, 1997 amended and restated in its entirety as of February 22, 2002 by and between Alliance Pharmaceutical Corp. and Schering Aktiengesellschaft. (Confidential portions redacted.)

*10.2
Settlement and Worldwide License Agreement dated as of January 31, 2001 by and among Bracco International B.V., Schering Aktiengesellschaft, and Alliance Pharmaceutical Corp. (Confidential portions redacted.)

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
+ Incorporated by Reference.
* Filed herewith.

(b)   Reports on Form 8-K.

We filed the following reports on Form 8-K during the three-month period ending September 30, 2004:

On September 16, 2004 we filed a Form 8-K reporting that we expected to exhaust our capital by October 31, 2004.

On September 27, 2004 we filed a Form 8-K reporting that our Chief Financial Officer was leaving IMCOR.

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2004	IMCOR Pharmaceutical Co.

/s/ Taffy J. Williams
Taffy J. Williams, Ph.D., President, Chief Executive Officer and Acting Principal Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

+3.1
Restated Articles of Incorporation of IMCOR Pharmaceutical Co., as amended, including Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 8, 2004 and incorporated herein by reference.)

+3.2	Amended and Restated Bylaws of IMCOR Pharmaceutical Co. (Filed as Exhibit C to the Company’s Information Statement on Form DEF 14C dated December 23, 2002 and incorporated herein by reference.)

*10.1
License Agreement originally dated as of September 23, 1997 amended and restated in its entirety as of February 22, 2002 by and between Alliance Pharmaceutical Corp. and Schering Aktiengesellschaft. (Confidential portions redacted.)

*10.2
Settlement and Worldwide License Agreement dated as of January 31, 2001 by and among Bracco International B.V., Schering Aktiengesellschaft, and Alliance Pharmaceutical Corp. (Confidential portions redacted.)

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

