Form 10KSB/A
period 2003-12-31
IMCOR PHARMACEUTICAL CO
filed 2004-12-27
CIK 761237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A

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

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. ☐

        The issuer's revenues for its most recent fiscal year: $0

        The approximate aggregate market value of voting and non-voting common stock held by non-affiliates computed as of March 30, 2004, based upon the last sale price of the common stock reported on the Nasdaq SmallCap Market was approximately $8,483,000. For purposes of this calculation only, the registrant has assumed that its directors and executive officers, and any person known to the issuer to hold 10% or more of the outstanding common stock, are affiliates.

        The number of shares outstanding of each of the registrant's classes of common stock, as of March 30, 2004 was 21,541,476.

Documents Incorporated by Reference

        Portions of the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with its 2004 Annual Meeting are incorporated into Part III of this Report.

PART I

        IMCOR Pharmaceutical Co. and its 80.1% owned affiliate, Sentigen, Ltd., are collectively referred to as "IMCOR," the "company," "we," or "us." Portions of the discussion in this Form 10-KSB/A contain forward-looking statements and are subject to the "Risk Factors" described below in Item 1. On February 5, 2004, shareholders of the company approved a change in the company's name from Photogen Technologies, Inc. to IMCOR Pharmaceutical Co.

        In November, 2002, we effected a one-for-four reverse split of our common stock and split off our therapeutic line of business. Unless otherwise indicated, all data (including historical numbers) in this Form 10-KSB/A reflect the impact of the reverse split and the split off of our therapeutic line of business.

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

        In December 2001, we announced positive preclinical results of PH-50. Based on these studies, the extensive preclinical toxicology and other study work, including the product's use in approximately 65 patients for lymphography, we shifted the strategic research direction of IMCOR to focus on the cardiovascular and lymphography applications. We accomplished this shift in focus also by splitting off our therapeutic line of business, and, in June 2003 acquiring the medical imaging business (the "Imagent business") of Alliance Pharmaceutical Corp. ("Alliance") led by Imagent® (perflexane lipid microspheres), an FDA approved diagnostic imaging agent.

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

        Pharmaceutical imaging agents are used with echocardiography, computed tomography ("CT"), nuclear medicine and magnetic resonance imaging ("MRI") equipment in order to increase the diagnostic capabilities of these techniques. By enhancing the contrast between different types of tissues, these intravenously administered contrast agents provide critical anatomical and disease state information that is not obtainable using the equipment alone. There are numerous potential applications for a contrast agent used in imaging parts or all of the cardiovascular system as well as other organs. Our products have the potential to enhance a physician's ability to diagnose certain cardiovascular abnormalities and the spread of cancer in the lymphatic system.

        IMCOR is based in San Diego, California. We have approximately 30 full time employees and a 53,000 square foot leased building, a portion of which is an FDA approved cGMP (current Good Manufacturing Practices) manufacturing facility, at our San Diego location. Our personnel have expertise in sales, marketing and manufacturing, clinical development, clinical trial design and regulatory approval processes. We also work closely with consultants experienced in drug development and regulatory requirements.

Our History

        In May, 1997, IMCOR Pharmaceutical Co. (formerly known as Photogen Technologies, Inc., which was then known as M T Financial Group, Inc. ("M T Financial")), acquired Photogen, Inc. through a subsidiary merger. As a result, Photogen, Inc. became a wholly-owned subsidiary of M T Financial and then M T Financial changed its name to Photogen Technologies, Inc. (then subsequently on February 5, 2004 to IMCOR Pharmaceutical Co.). In November, 2002, we effected the split off of Photogen, Inc. and substantially all of the assets and all of the liabilities related to our therapeutic line of business, including a compound known as PH-10, to our five founding stockholders (Drs. Wachter, Dees, Fisher and Scott and Mr. Smolik, who are collectively referred to as the "Tennessee Stockholders") in exchange for and in cancellation of all of their stock in IMCOR (then known as Photogen Technologies, Inc. (5,137,109 shares)). At that time, we also sold $9.0 million of our common stock to a group of institutional investors at a price of $1.08 per share and effected a one-for-four reverse split of our common stock. In this offering, we received $6,500,000 in cash and converted Tannebaum, LLC's $2,500,000 credit facility into 2,314,815 shares of common stock at $1.08 per share. In December, 2002 and the beginning of January, 2003, we sold an additional approximately $3.0 million of our common stock at $1.08 per share to certain institutional investors and accredited individual investors. See "Corporate Restructuring" below.

Available Information

        Our website (www.imcorpharma.com) is under development and at this time you cannot obtain copies of our SEC filings on our website; however, you can obtain, free of charge, a copy of our filed annual reports on Form 10-K or 10-KSB/A, our quarterly reports on Form 10-Q or 10-QSB, our current reports on Form 8-K, and any amendments to those reports, our proxy statements and information statements, by sending a request for those documents to our corporate secretary, Brooks Boveroux, at 6175 Lusk Boulevard, San Diego, CA 92121 or by calling (858) 410-5601. Our filings are also available to the public from the SEC's website at (www.sec.gov) or at the SEC's Public Reference Rooms in Washington D.C., New York, NY and Chicago, IL. The Public Reference Room in Washington, D.C. is located at 450 Fifth Street N.W. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room.

TECHNOLOGY

        On June 18, 2003, we acquired assets, including Purchased Technology, related to the diagnostic imaging business, including Imagent, an FDA-approved product, of Alliance. Imagent is an intravenous contrast agent for use with ultrasound imaging equipment to improve visualization of blood vessels for better diagnosis of disease and assessment of organ function. Imagent consists of perfluorochemical-based "microbubbles" that are highly echogenic (reflect ultrasound signals strongly) in the bloodstream, thereby significantly enhancing ultrasound images. We also entered into a number of agreements related to that acquisition. Included in the purchase were an FDA-approved manufacturing facility, the marketing, manufacturing and supporting infrastructure for the product and an intellectual property portfolio of approximately thirty patents in the area of ultrasound imaging.

        Imagent has been approved for marketing by the FDA for use in patients with sub optimal echocardiograms to opacify the left ventricle and thereby improve visualization of the main pumping chamber of the heart, and to improve delineation of the endocardial borders of the heart. As a result, ultrasound with Imagent may better distinguish normal and abnormal heart structure and function—two critical indicators of cardiac health. Echocardiography is the most widely used imaging modality for the diagnosis of heart disease, the leading cause of death in the U.S. The attractiveness of the ultrasound imaging market potential together with the acquisition of an approved product and an extensive intellectual property portfolio were fundamental reasons for the acquisition and primary determinants of the purchase price of approximately $7,240,000 for plant, property and equipment, $15,638,000 for the purchased technology, plus future earn out payments as described in the purchase agreement based upon Imagent revenue. We will manufacture Imagent at our facility in San Diego and plan to market Imagent through a sales relationship with units of Cardinal Health. We are currently seeking additional capital to operate the Imagent business and to continue our development programs.

        In 1999, we entered into an exclusive license for a group of proprietary materials, the lead compound of which was known as WN67722. At that time, the product was being developed only for the field of lymphography. We now call this product N1177 (for use in the field of lymphography) or PH-50 (when referring to cardiovascular and all other indications). The product designations PH-50 and N1177 refer to the same chemical compound. These materials are very small particles designed to travel through the circulatory or lymphatic system (depending on how they are administered) and are called "nanoparticulates." The compound is covered by patents and patent applications filed in the U.S. and elsewhere. As part of the initial acquisition of this product we also acquired patented methods for performing minimally invasive lymphography using x-ray, CT or MRI.

Cardiac and vascular imaging

        According to 1998 statistics of the National Heart, Lung, and Blood Institute, ischemic heart disease is the leading cause of death in the U.S., accounting for one of every five deaths. The American Heart Association (www.americanheart.org) estimates that approximately 1.1 million Americans suffer a myocardial infarction ("MI") annually, and over 40 percent will not survive the event. Atherosclerotic coronary artery disease ("CAD") is the underlying cause of most ischemic cardiac events and can result in MI, congestive heart failure, cardiac arrhythmias and sudden cardiac death. Clinically significant CAD is uncommon in men under 40 and pre-menopausal women, but risk increases with advancing age and in the presence of risk factors such as smoking, hypertension, diabetes, high cholesterol and family history of heart disease. Angina is the most common presenting symptom of myocardial ischemia and underlying CAD, but in many persons the first evidence of CAD may be MI or sudden death. The American Heart Association estimates that 1-2 million middle-aged men have asymptomatic but physiologically significant coronary disease, also referred to as silent myocardial ischemia. Over two million angiography procedures are conducted annually in the U.S. Although mortality from heart disease has declined steadily over the past three decades in the U.S., the total burden of coronary disease is predicted to increase substantially over the next 30 years due to the increasing size of the elderly population.

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

        The particular properties of N1177 enable it to travel through the lymph system to the lymph nodes most likely to be affected if the cancer has spread. It is recognized by the body's immune system as being a foreign body and thus is normally ingested by macrophage (cells that engulph foreign material in the body for eventual elimination). It is a particular characteristic of tumors that they contain no or a minimal number of macrophage. N1177 is not penetrated by x-rays ("radiopaque"), and thus is seen on a CT scan as white areas. Tumors within a node, as they would not have retained N1177, are seen as dark areas. The difference in contrast created by the presence or absence of the imaging agent serves as the basis to determine the presence or absence of disease. We expect that N1177 would remain in the node to allow for an effective imaging procedure with a good safety profile and acceptable clearance times. A further benefit of these minimally invasive procedures is that they could be used multiple times and therefore provide a means to monitor the results of cancer treatment and detect recurrence.

Products and Product Candidates

Imagent—FDA Approved Product

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

        In December 2003 we entered into a license agreement with Kyosei Pharmaceutical Co., Ltd., a unit of Sakai Group, for the development and marketing of Imagent in Japan for all radiology and cardiology indications. Terms of the agreement call for the payment to IMCOR of up to $10 million in fees and development milestone payments plus royalties on commercial sales. Kyosei will also pay IMCOR to manufacture Imagent for Kyosei's clinical and commercial requirements.

Development of PH-50

        We are developing PH-50 to extend the clinical utility of x-ray based imaging, chiefly CT. The indications we envision for PH-50 include: CT angiography (of the heart and peripheral blood vessels), assessment of whole-body disease burden of atherosclerosis, organ perfusion and cancer staging. PH-50 is a radiopaque contrast agent. When injected systemically into the circulatory system (i.e., the blood stream), it remains within the system mixing with the blood and flowing throughout the circulatory system. As the compound is radiopaque, a physician using a device such as a CT machine along with the contrast agent can create an image of the desired area. In our preclinical studies we have obtained encouraging results that have been demonstrated by imaging heart, liver and other organs with results that are comparable or superior to those obtained by currently available products. We believe that PH-50 could allow the imaging of the cardiovascular system (angiography) and other organs as a non-invasive procedure, at lower cost and with reduced risk and morbidity.

        We are completing pre-clinical studies of PH-50 for potentially significant new applications in cardiovascular imaging and have filed for additional patent protection of the use of the compound for vascular and organ imaging applications. To date, we have incurred a total of approximately $2,531,000 of expenses in connection with the development of PH-50 (approximately 438,000, 1,228,000 and 865,000 for the years ended December 31, 2001, 2002 and 2003, respectively). We plan to develop PH-50 as a blood pool contrast agent for several indications. Based on considerable existing preclinical studies and human clinical experience, we believe that we can commence further clinical studies in the near future. Our initial development strategy will be to evaluate PH-50 as a contrast agent in Phase 1 studies for cardiovascular and blood pool imaging using advanced CT. We plan to conduct Phase 1 trials to assess safety and patient tolerance of PH-50 as a cardiovascular imaging agent through intravenous administration following completion of remaining preclinical studies and approval of the FDA to conduct Phase 1 clinical studies. As part of the original acquisition and our further research, we have a substantial body of safety information in both animals and humans. Pre-clinical toxicology and pharmacology data for PH-50/N1177 includes testing in multiple animal models including studies in several models utilizing intravenous administration, which is the route of administration to be utilized in the cardiovascular indications. In animal experiments, our investigators from Stanford University have shown that PH-50 can be used as an effective imaging agent to visualize cardiac structures after a single, low-dose intravenous injection/infusion. We have an open investigational new drug application ("IND") with the FDA for the product in the lymphography indication and have filed an amendment to this application for the intravenous administration of PH-50 for use as a blood pool agent.

        Following Phase 1, and upon approval of the FDA, we would conduct Phase 2 and, if successful, Phase 3 studies; and then, assuming successful completion of the studies, prepare a New Drug Application submission to the FDA. The timing and costs of this work is dependent upon several factors including the structure of the studies as approved by the FDA, the number of patients that would be required to conduct and achieve statistical significance in these studies, the time required to recruit and study qualified patients, the program priority relative to other activities of the company, and thus the amount of capital to be allocated to the program, and other factors. Due to the significant variability of the nature and timing of these studies, the overall timing and cost is not presently estimable, but we believe that it would take several years with overall costs in the range of $10 to $12 million. We expect that completion of these studies and approval would require at least six years prior to obtaining significant net cash inflows.

        The conduct of these studies involves significant risk, and we cannot assure the product's ultimate success. Due to the nature of obtaining FDA approval to continue into any stage of clinical testing and the time required to recruit and test patients, significant delays could result. Should the product fail to achieve clinical success in any stage of development, we would have to carefully review the data to determine whether re-testing should be attempted, re-formulation or other alternatives be considered or whether the program should be terminated. While termination of a program would substantially reduce future capital needs, other than for shut-down expenses, the absence of the product could materially, negatively impact the then future operating plans for the company.

        Scaled-up manufacturing of PH-50/N1177 is performed for us by Elan through its Nanosystems division. Nanosystems has undertaken substantial work to manufacture PH-50 in compliance with the FDA's current Good Manufacturing Procedures ("GMP") regulations and in a scalable process sufficient to support commercial quantities. Currently, Nanosystems is our sole supplier of the raw materials necessary to produce PH-50 and N1177. There can be no assurance that Nanosystems will continue to supply us with the raw materials we need on terms that are acceptable to us.

Development of N1177

        We are developing N1177 through a joint venture with affiliates of Elan. Our goal is to demonstrate that the use of N1177 will enable physicians to precisely locate tumorous nodes by first injecting the material in the vicinity of the tumor and then taking an image using a CT device. Phase 1 clinical studies to evaluate the safety of N1177 in a total of 45 patients have been completed.

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

        Research and development work has been charged to the joint venture. To date, we have incurred a total of approximately $3,130,000 of expenses in connection with the development of N1177 (approximately $1,160,000, $658,000 and $0 incurred by the joint venture for the years ended December 31, 2001, 2002 and 2003, respectively). Due to capital constraints, no research was conducted on N1177 during 2003.

        We plan to commence Phase 2 clinical studies for detection of cancer metastasis in lymph nodes in patients with cervical cancer, subject to the availability of sufficient capital. In this patient population, studies document an increase in survival when lymph nodes containing cancer are removed. Tumor identification by CT imaging will be correlated to the results of biopsy results from patients undergoing surgery to demonstrate effectiveness in locating nodes and identifying those with cancer in them. Following Phase 2, and upon approval of the FDA, we would conduct Phase 3 studies; and then, assuming successful completion of the studies, prepare a New Drug Application submission to the FDA. The timing and costs of this work is dependent upon several factors including the nature of the cancer to be studied, the structure of the studies as approved by the FDA, the number of patients that would be required to conduct and achieve statistical significance in these studies, the time required to recruit and study qualified patients, the program priority relative to other activities of the company, and thus the amount of capital to be allocated to the program, and other factors. Due to the significant variability of the nature and timing of these studies, the overall timing and cost is not presently estimable, but we estimate that it would take several years with overall costs in the range of $10 to $12 million. We expect that completion of these studies and approval would require at least six years prior to obtaining significant net cash inflows, presuming that we obtain adequate capital to conduct the research in a timely manner.

        The conduct of these studies involves significant risk, and no assurance can be made of the product's ultimate success. Due to the nature of obtaining FDA approval to continue into any stage of clinical testing and the time required to recruit and test patients, significant delays could result. Should the product fail to achieve clinical success in any stage of development, we would have to carefully review the data to determine whether re-testing should be attempted, re-formulation or other alternatives be considered or whether the program should be terminated. While termination of a program would substantially reduce future capital needs, other than for shut-down expenses, the absence of the product could materially, negatively impact the then future operating plans for the company.

Sentigen Ltd.—Joint Venture with Elan Corporation

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

        To finance the initial capital requirements of Sentigen, including the licensing by Sentigen of certain technology, we sold to a unit of Elan $12,015,000 of our Series A Convertible Preferred Stock (the "Series A Preferred Stock"). For the first six years following issuance (i.e., through October 2005) Elan may exchange the initial 12,015 shares of Series A Preferred Stock for a number of shares of Sentigen stock that will enable Elan to increase its ownership of Sentigen up to 50 percent. Alternatively, during that period Elan may convert the Series A Preferred Stock into IMCOR common stock at a conversion price of $84.68 per share.

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

CORPORATE RESTRUCTURING—November 2002

Split Off Transaction

        From our inception, we were involved in two lines of business: diagnosis of diseased tissue and the treatment of diseased tissue. In the past, our research and development efforts followed this dual focus. We worked to develop therapies to treat cancer, pre-cancerous conditions, psoriasis and other dermatological conditions, using our proprietary multi-photon laser technologies, or using an agent called PH-10 with a variety of energy sources in a regimen called photodynamic therapy, or the activation of a substance by an energy source to achieve a therapeutic effect. We had also been developing products, N1177 and PH-50, to diagnose the spread of cancer to a patient's lymph nodes and to diagnose cardiovascular disease, respectively.

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

        We entered into a Separation Agreement with the Tennessee Stockholders in order to enhance our ability to secure additional financing and pursue market opportunities, to enable the Tennessee Stockholders to focus on the development of therapeutic technologies arising from their inventions, and to resolve any differences of opinion with them as to how to allocate financial and management resources. We separated the therapeutic and diagnostic lines of business by first transferring substantially all assets and liabilities associated with the diagnostic business to IMCOR and retaining substantially all assets and liabilities associated with the therapeutic business in Photogen, Inc. Then, IMCOR, Photogen, Inc. and the Tennessee Stockholders engaged in a "split off" transaction in which the Tennessee Stockholders transferred all of their common stock of IMCOR to the company for redemption in exchange for all of the common stock of Photogen, Inc. The Tennessee Stockholders beneficially owned 5,137,109 shares of IMCOR (formerly known as Photogen Technologies, Inc.) common stock (approximately 52.9% of the outstanding shares), and those shares were subsequently cancelled by the company.

        Dr. Wachter, one of the Tennessee Stockholders, resigned as a director and officer of IMCOR upon the effectiveness of the split off transaction. Dr. Scott, also a Tennessee stockholder, resigned as an officer of IMCOR upon the effectiveness of the split off transaction.

Financing Transaction

        In November, 2002, we sold $9,000,000 of our common stock at a price of $1.08 per share to a group of institutional investors which included Mi3, L.P. ("Mi3"), Oxford BioScience Partners IV L.P. and MRNA Fund II L.P. (collectively, the "Institutional Investors"). In this offering, we received $6,500,000 in cash and converted Tannebaum, LLC's $2,500,000 credit facility into 2,314,815 shares of common stock at $1.08 per share. Tannebaum, LLC was at that time controlled in part by Dr. Weinstein, then one of our directors. In December, 2002, we consummated a second closing of the financing transaction and sold an additional 2,804,539 shares of our common stock at $1.08 per share for an aggregate of $3,028,902 to a group of institutional investors and individual accredited investors. The final closing of the financing took place in January, 2003 at which time we sold an additional 27,778 shares of our common stock at $1.08 per share for an aggregate of $30,000 to two individual accredited investors. As part of the financing transaction, we entered into a Registration Rights Agreement requiring us to file a registration statement with the SEC within 45 days of the closing of the financing transaction to cover the Institutional Investors' sales of the shares. The Institutional

Investors in the financing transaction have deferred the implementation of this requirement. As part of the financing transaction, the Institutional Investors entered into a Voting, Drag-Along and Right of First Refusal Agreement ("Voting Agreement") with Dr. Weinstein, Stuart Levine (individually and as co-trustees of the Theodore Tannebaum Trust) and Tannebaum, LLC (collectively, the "Chicago Stockholders"). The Voting Agreement provides, among other things, that each of its parties will vote all shares of which it is the beneficial owner as follows:

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

  •
  One person nominated by Elan International Services, Ltd. ("EIS") in accordance with and subject to our October 20, 1999 Securities Purchase Agreement with EIS (EIS has not exercised this right with respect to our current board of directors);

  •
  Two persons (or three if EIS's right to nominate a director expires) with industry experience in the healthcare, biotech or pharmaceutical industries, as nominated by our Board of Directors and approved by the holders of 80% of the shares beneficially owned by the Institutional Investors; and

  •
  To maintain an Audit Committee and Compensation Committee of the Board, each with three members, and to appoint one director to serve on each Committee nominated by the holders of 80% of the shares owned by the Institutional Investors.

The Voting Agreement also provides that none of its parties will sell, transfer, pledge, grant any option for, or otherwise dispose of any of their shares of company stock except in compliance with the Voting Agreement.

        As conditions to the closing of the financing transaction:

  •
  All of our Series B Convertible Preferred Stock (the "Series B Preferred Stock") was converted into common stock at the initial closing on November 12, 2002 of the financing transaction. In exchange for this conversion we agreed that the conversion ratio of the Series B Preferred Stock would change from 1.44703 (the conversion ratio after taking into consideration all issuances of common stock before the institutional financing) to 4.25 (pre-reverse split). The result was that all of the Series B Preferred Stock was converted into a total of approximately 422,316 shares of common stock; the Series B Preferred Stock is no longer outstanding, nor is there any liquidation preference associated with the Series B Preferred Stock, and

  •
  All of the outstanding principal and accrued interest under the Elan line of credit was converted into a total of 128,437 shares of our common stock.

Elan Agreement with the Institutional Investors

        We are parties to a joint venture with affiliates of Elan to develop lymphography technologies carried out through Sentigen, Ltd. As part of the joint venture arrangements, among other things, we issued EIS (i) 115,385 shares of our common stock and a warrant to acquire additional shares of common stock, (ii) 12,015 shares of our Series A Preferred Stock, and (iii) a convertible note in the original principal amount of $4,806,000. After issuance, the Series A Preferred Stock was transferred to Elan Pharmaceutical Investments II, Ltd. ("EPI"). The principal and interest outstanding under the promissory note ($3,082,487.30) were converted into 128,437 shares of our common stock in connection with the November, 2002 financing.

        The Certificate of Designations, Rights and Preferences (the "Certificate of Designations") of the Series A Preferred Stock provides that upon liquidation, dissolution or winding up of the company (whether voluntary or involuntary), the holder of the Series A Preferred Stock is entitled to a liquidation preference (the "Series A Liquidation Preference") of cash or other property out of funds legally available for distribution to our stockholders, before any distribution is made to the holders of common stock or other securities ranking junior to the Series A Preferred Stock. The amount of the Series A Liquidation Preference is $1,000 per share.

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

        Immediately before our 2002 annual meeting of stockholders, we were informed that the holder of the Series A Preferred Stock could not proceed with these amendments to the terms of the Series A Preferred Stock. To induce the Institutional Investors to proceed with the closing of the financing, on November 12, 2002, Elan entered into an agreement (the "Elan Agreement") with the Institutional Investors. The Elan Agreement provides that Elan will pay the Institutional Investors an amount in cash (or the fair market value of other property) distributed to the holder of the Series A Preferred Stock on account of the Series A Liquidation Preference that, in the absence of the Series A Liquidation Preference, would have been paid to those Institutional Investors in accordance with applicable law, up to a maximum of $16,000,000. Only the Institutional Investors are beneficiaries of the Elan Agreement. The Elan Agreement was ratified, adopted and approved by the IMCOR common stockholders on January 24, 2003. The Series A Liquidation Preference remains in effect and the conversion price for the Series A Preferred Stock is still $84.68 per share.

Amendment of the 2000 Long Term Incentive Compensation Plan

        We adopted the 2000 Long Term Incentive Compensation Plan (the "2000 Plan") at our annual meeting of stockholders held in May, 2000. As of July 15, 2002, 500,000 shares were reserved for issuance under the 2000 Plan and options covering 133,750 of these shares of common stock had been granted. Our Board of Directors believed that the availability of additional options to purchase common stock was necessary to enable us to continue to provide our key employees with equity ownership as an incentive to contribute to our success. Also, increasing the number of shares subject to the 2000 Plan was a condition to the closing of the institutional financing required by the Institutional Investors. Thus, our Compensation Committee voted to amend the 2000 Plan to increase the shares covered by the 2000 Plan by 4,068,750 shares from 500,000 to 4,568,750; and to modify the definition of "cause" in the 2000 Plan to coordinate with employment agreements. The stockholders approved the amendment of the 2000 Plan to increase the aggregate number of shares of common stock issuable under the 2000 Plan from 500,000 to 4,568,750 and approved the amendment of the definition of the term "cause" at our annual meeting of the stockholders held on October 31, 2002. In addition, the Compensation Committed approved a reduction in the shares reserved under our Senior Executive Long Term Incentive Compensation Plan by 250,000 shares (the total number reserved is now capped at 1,000,000 shares which was effective concurrently with the increase under the 2000 Plan).

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

  •
  Conduct preclinical research studies of our products using third party laboratories and/or clinicians to conduct preclinical trials. We intend to use the expertise of these third party clinicians to collect data necessary to obtain IND's (an Investigational New Drug application with the FDA) required to begin human trials.

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

        Our ability to develop and manufacture any product successfully is subject to numerous contingencies and uncertainties, including certain "Risk Factors" described below. Our objectives, business strategy and product development efforts are subject to change based on numerous factors, including the results of preclinical and clinical testing, the availability of suitable collaborative relationships, the nature of competition, regulatory requirements and the availability of capital. The description of our business and business strategy contains forward-looking statements that should be read in conjunction with the "Risk Factors" described below.

PATENTS

        We are continuing to pursue patent protection for our proprietary technologies with the U.S. Patent and Trademark Office and in various foreign jurisdictions. We plan to prosecute, assert and defend our patent rights whenever appropriate. However, securing patent protection does not necessarily assure us of competitive success. See "Risk Factors—If we do not obtain and maintain patent or other protection of our core technologies (namely Imagent and PH-50 for cardiovascular imaging and N1177 for our lymphography materials and methods), we may have difficulty commercializing products using these technologies," below.

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

        Amersham filed an answer dated July 18, 2003 denying the material allegations of our claims and asserting certain affirmative defenses and counterclaims. Amersham's counterclaims against us include claims of patent infringement, breach of contract, breach of good faith and fair dealing, and tortuous interference with contract. We are studying Amersham's answer, defenses and counterclaims in consultation with our counsel.

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

        On July 29, 2003, the European Patent Office revoked Amersham's European Patent (EP) No. 620744 with claims directed to contrast agents. We had brought the opposition proceeding against the EP '744 patent in the European Patent Office. The EP '744 is a counterpart to the patents that are the subject of our suit against Amersham in the United States described above. See "Risk Factors—We filed a suit against Amersham for patent infringement, which, if resolved unfavorably, could impede our ability to utilize our patents for Imagent," below.

        We also own two U.S. patents related to N1177 and we currently have two patent applications pending in the U.S. and one application filed under the Patent Cooperation Treaty ("PCT") which are directed to the use of nanoparticulates including PH-50 for cardiovascular imaging and for delivery of pharmacologically active substances.

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

        Some of our patented or licensed technology arose from research that was partially funded by the U.S. Government ("Government"). As with other entities whose research is sponsored in any manner by the Government, certain patents that we own or license are subject to Confirmatory Licenses in favor of the Government, as required by applicable federal regulations. These regulations require us or the patent owner to agree to convey to the Government, upon the Government's request, rights in the technology if we decide not to continue prosecution of the patent applications or if the patent owner does not wish to retain title to the inventions covered in the patents. The Government also retains certain "march in rights" that permit the Government to use the technology under certain circumstances, including if that action is necessary because we or the patent owner have not taken or are not expected to take effective steps to achieve practical application of the inventions; it is necessary to alleviate health or safety needs not being met by us or the patent owner; or to meet the requirements for public use specified in certain federal regulations and those requirements are not being met by us or the patent owner. We intend to prosecute patent applications and in other respects develop patents we own so that the Government will not exercise its rights under these Confirmatory Licenses.

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

        "IMCOR" is a trademark and Imagent® is a registered trademark of IMCOR. We have filed an application for registration of the mark IMCOR in the U.S. This application is pending. All other trademarks or trade names used in this Form 10-KSB/A are trademarks or trade names of their respective owners.

GOVERNMENT REGULATIONS

        All of the products we currently contemplate developing require approval by the FDA prior to sales being made within the U.S. and by comparable foreign agencies prior to sales being made outside the U.S. The FDA and comparable regulatory agencies impose substantial requirements on the manufacturing and marketing of pharmaceutical products and medical devices. These agencies and other entities extensively regulate, among other things, research and development activities and the testing, manufacturing, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our proposed products. See "Risk Factors—Our proposed products are subject to extensive testing and government approval, and we may not obtain or maintain the approvals necessary to sell our proposed products," below.

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

        Data from preclinical and clinical trials are submitted to the FDA in an NDA for marketing approval and to foreign regulatory authorities under applicable requirements. Preparing an NDA or foreign application involves considerable data collection, verification, analyses and expense, and there can be no assurance that the applicable regulatory authority will accept the application or grant an approval on a timely basis, if at all. The marketing of pharmaceuticals in the U.S. may not begin without FDA approval. The approval process is affected by a number of factors, including primarily the safety and efficacy demonstrated in clinical trials and the severity of the disease. Regulatory authorities may deny an application in their sole discretion, if they determine that applicable regulatory criteria have not been satisfied or if additional testing or information is required. One of the conditions for initial marketing approval, as well as continued post-approval marketing, is that a prospective manufacturer's quality control and manufacturing procedures conform to the GMP regulations of the regulatory authority. In complying with these regulations, a manufacturer must continue to expend time, money and effort in the area of production, quality control and quality assurance to ensure full compliance. Manufacturing establishments, both foreign and domestic, also are subject to inspections by or under the authority of the FDA and by other federal, state, local or foreign agencies. Discovery of previously unknown problems with a product or manufacturer may result in restrictions on such product or manufacturer, including withdrawal of the product from the market.

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

        Another area of regulation that will impact our business is the recent developments in health care reimbursement and delivery practices as a means to better control health care costs. See "Risk Factors—Changes in health care reimbursement policies or legislation may make it difficult for patients to use or receive reimbursement for using our products, which could reduce our revenues," below.

COMPETITION

        The industry in which we operate is intensely competitive, and subject to significant change with respect to technology for the diagnosis and treatment of disease. Existing or future pharmaceutical and device companies, government entities and universities may create developments that accomplish similar functions to our technologies in ways that are less expensive, receive faster regulatory approval or receive greater market acceptance than our potential products. We expect that competition in the ultrasound contrast imaging agent field (and for our other potential products) will be based primarily on each product's safety profile, efficacy, stability, ease of administration, breadth of approved indications, and physician, healthcare payor and patient acceptance. See "Risk Factors—The markets for imaging products are extremely competitive, and many of our competitors have greater resources and have products that are in more advanced stages of development than we do, which may give them a competitive advantage over us," below.

        Our competitors have, in general, been in existence for considerably longer than we have, and may have greater capital resources and access to capital; greater internal resources for activities in research and development, clinical testing and trials, production and distribution; and existing collaborative relationships with third parties. See "Risk Factors—We have to rely on third parties and collaborative relationships for the marketing, manufacturing and clinical testing of Imagent and our proposed products, and it may be difficult to implement our business development plans without these collaborations," below.

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

        We filed a complaint against Amersham Health, Inc. and two other Amersham affiliates alleging that certain Amersham products infringe on claims in our patents covering Imagent. We also seek a declaration that our patents do not infringe on Amersham's in this area, and other relief. Alliance joined us as a plaintiff in this suit. Amersham filed an answer denying the material allegations of our claims and asserting certain counterclaims. If the suit is resolved unfavorably to us, we may have difficulty utilizing the protections of our patents for Imagent and there may be other complications that may make it difficult to implement our commercialization strategy for Imagent.

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

        POINT Biomedical was scheduled to complete a 600-patient Phase 3 myocardial perfusion study for CardioSphere at the end of 2003. CardioSphere consists of a two-layer microspheres with one layer that contains human albumin.

        Acusphere initiated a Phase 3 myocardial perfusion study in December 2003 with AI-700. The product is composed of a synthetic biodegradable polymer filled with a perfluorocarbon gas, and requires refrigeration.

Competition for PH-50

        The existing market for radiopaque contrast agents is estimated to be approximately $3.4 billion worldwide. The dominant uses of media, totaling 86 percent, are those employed in conjunction with CT or x-ray scans. Approximately half of the usage is in the U.S. We believe that Omnipaque®, marketed by a unit of Amersham, is the leading agent utilized in coronary angiography. Other companies marketing contrast agents include Mallinckrodt, Inc. (a unit of Tyco International Ltd.), Berlex Laboratories, Inc. (a subsidiary of Schering AG ("Schering")) and Bracco. Physicians also use other modalities, such as MRI and ultrasound, to image internal vasculature and organs. These modalities, including CT imaging, each have particular attributes that may make their use applicable to any particular situation.

Competition for N1177

        As with PH-50, N1177 will be subject to competition with other companies marketing contrast agents such as Amersham, Mallinckrodt, Inc. (a unit of Tyco International Ltd.), Berlex Laboratories, Inc. (a subsidiary of Schering), and Bracco, and with other methods of imaging, such as MRI and ultrasound.

RISK FACTORS

        This Form 10-KSB/A contains (and press releases and other public statements we may issue from time to time may contain) a number of forward-looking statements regarding our business and operations. Statements in this document that are not historical facts are forward-looking statements. Such forward-looking statements include those relating to:

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

        Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from what is currently anticipated. We make cautionary statements in certain sections of this Form 10-KSB/A, including under "Risk Factors." You should read these cautionary statements as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB/A, in the materials referred to in this Form 10-KSB/A, in the materials incorporated by reference into this Form 10-KSB/A, or in our press releases or other public statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-KSB/A or other documents incorporated by reference might not occur. No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement. We do not undertake any obligation to release publicly any revisions to these forward looking statements, to reflect events or circumstances after the date of this Form 10-KSB/A, or to reflect the occurrence of unanticipated events, except as may be required under applicable securities laws.

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

Prior to our acquisition of the Imagent assets, we have conducted only limited studies on our products in development and we do not have any revenues from sales; accordingly, we are a development stage company.

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

We have a history of losses, we are in a net deficit position (our liabilities, puttable share obligations and mezzanine equity, combined, exceed our assets) and we may not achieve or maintain profitability in the future or pay cash dividends.

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

        At December 31, 2003, we had a net deficit position (our liabilities, puttable share obligations and mezzanine equity, combined, exceed our assets) totaling $8,194,743. Among other factors, we have reclassified $12,105,000 of our Series A Preferred Stock from permanent to mezzanine equity to acknowledge the holder's right to exchange that security for that number of additional shares of Sentigen to increase its ownership of Sentigen to 50%. As discussed below, we believe that the probability of the holder exercising the exchange right is remote. Please see "Management's Discussion and Analysis or Plan of Operation—Liquidity; Capital Resources", below.

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

        We filed a complaint against Amersham Health, Inc. and two other Amersham affiliates alleging that certain Amersham products infringe on claims in our patents covering Imagent. We also seek a declaration that our patents do not infringe on Amersham's in this area, and other relief. Alliance joined us as a plaintiff in this suit. Amersham filed an answer denying the material allegations of our claims and asserting certain counterclaims. If the suit is resolved unfavorably to us, we may have difficulty utilizing the protections of our patents for Imagent and there may be other complications that may make it difficult to implement our commercialization strategy for Imagent.

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

        On August 26, 2003, September 8, 2003, and January 7, 2004 we received notices from Nasdaq that we did not meet specified listing criteria. We have corrected the identified deficiencies to Nasdaq's satisfaction and Nasdaq has notified us that it has withdrawn its delisting notice subject to our meeting the shareholder meeting requirement and all other listing standards by mid-May 2004.

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

        Other than Imagent, none of our proposed imaging products has received the FDA's approval for commercial sales. An extensive series of clinical trials and other associated requirements must be completed before our proposed products can be approved and sold in the U.S. or other countries. Requirements for FDA approval of a product include preclinical and clinical testing for effective use and safety in animals and humans, which can be extremely costly. The time frame necessary to perform these tasks for any individual product is long and uncertain, and we may encounter problems or delays that we cannot predict at this time. Even if testing is successful, our proposed products may not demonstrate sufficient effectiveness or safety to warrant approval by the FDA or other regulatory authorities. Any regulatory approval may not cover the clinical symptoms or indications that we may seek. We must also obtain regulatory approvals comparable to those required in the U.S. to market our products in other countries.

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

        Other than the patents and patent applications we acquired through the purchase of the Imagent Business, we have filed patent applications in the U.S. and under the Patent Cooperation Treaty covering a number of foreign countries. These patent applications relate to the use of nanoparticulates, including PH-50, as cardiovascular imaging agents and to deliver pharmacologically active substances for treatment of various diseases. We are also the exclusive licensee of a group of patented proprietary compounds known as "nanoparticulates," including N1177 and PH-50 from Nycomed Imaging AS. We are the exclusive licensee of U.S. and foreign patent applications from Massachusetts General Hospital which relate to diagnostic imaging agents and methods for using the diagnostic imaging agents for medical location, treatment and diagnosis of tumors and other diseased tissues.

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

        As of December 31, 2003, a small group of stockholders control approximately 55.4% of our outstanding common stock (including shares issuable, following shareholder approval, related to the acquisition of the Imagent Business). These stockholders are also parties to a Voting, Drag-Along and Right of First Refusal Agreement (the "voting agreement") concerning the election of certain designees to the Board of Directors and certain other corporate actions. The Voting Agreement requires these stockholders to vote their shares for the election of certain individuals nominated by parties to the Voting Agreement. This concentration of ownership and control may delay or prevent a change in control of IMCOR, and may also result in a small supply of shares available for purchase in the public securities markets. These factors may affect the market and the market price for our common stock in ways that do not reflect the intrinsic value of our common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY.

        We are located in San Diego, California, in a leased facility of approximately 53,000 square feet. At this facility we maintain our executive offices, perform research and development, and manufacture Imagent. We have obtained regulatory approval to manufacture Imagent at this production facility. To our knowledge, the property and equipment is in good condition.

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

        Amersham filed an answer dated July 18, 2003 denying the material allegations of our claims and asserting certain affirmative defenses and counterclaims. Amersham's counterclaims against us include claims of patent infringement, breach of contract, breach of good faith and fair dealing, and tortuous interference with contract. We are studying Amersham's answer, defenses and counterclaims in consultation with our counsel.

        On July 29, 2003, the European Patent Office revoked Amersham's European Patent (EP) No. 620744 with claims directed to contrast agents. We had brought the opposition proceeding against the EP '744 patent in the European Patent Office. The EP '744 is a counterpart to the patents that are the subject of our suit against Amersham in the United States described above. See "Risk Factors—We filed a suit against Amersham for patent infringement, which, if resolved unfavorably, could impede our ability to utilize our patents for Imagent," above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock is traded from time to time on the Nasdaq SmallCap Market under the symbol "ICPHC." Upon the timely holding of our 2004 annual shareholder meeting, we expect that our symbol will become "ICPH".

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

	Year Ended December 31, 2002 (Amounts in $)		Year Ended December 31, 2003 (Amounts in $)
	High	Low	High	Low
1st Quarter	6.36	2.52	2.73	0.90
2nd Quarter	5.20	3.12	2.60	1.50
3rd Quarter	4.20	1.32	2.44	0.97
4th Quarter	2.64	1.00	1.93	1.07

        For the period January 1, 2004 through March 30, 2004, the high and low trading prices for our common stock were $1.95 and $1.10, respectively. Aggregate trading volume for the period January 1, 2004 through March 30, 2004, was approximately 1,079,660 shares. The foregoing information was obtained from the National Association of Securities Dealers as reported on the Nasdaq SmallCap Market. The quotations generally reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The foregoing information reflects trade prices, and not bid or ask prices and has been adjusted to reflect our one-for-four reverse split that was effective November 22, 2002. See "Risk Factors—A small group of stockholders control IMCOR, which may make it difficult for stockholders who are not in that group to influence management" and "The price and trading volume of our common stock fluctuates significantly, like that of many biopharmaceutical companies, which may make it difficult for us or a stockholder to sell our common stock at a suitable price and may cause dilution for existing stockholders when we issue additional shares," above, regarding the possible effects of the concentrated ownership of our stock on the market and price of the stock.

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

  •
  Pursuant to the terms of the Standstill and Make Whole Agreement dated as of December 30, 2002, in each of January, February and March 2003, we issued 250,000 shares (an aggregate of 750,000 shares) to Xmark in exchange for Xmark's agreement to forbear from exercising its remedies as a creditor against Alliance.

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

        Pursuant to the terms of the Securities Purchase Agreement dated as of October 20, 1999 between IMCOR and Elan International Services, Ltd. ("EIS"), EIS had the right to participate in any equity financing consummated by us in order to maintain its pro rata interest in the company. This right expired on October 20, 2003.

        As of March 30, 2004, approximately 19,056,000 shares of our common stock are "restricted stock" or are beneficially owned by persons who as of March 30, 2004 were affiliates of the company as defined in Rule 144 under the Securities Act. This excludes approximately 128,437 shares of common stock held by EIS, 115,360 shares of common stock held by Elan Pharma International Limited ("EPIL") and 16,314 shares of Series A Preferred Stock issued or accrued to EPIL. Although Elan has the right to elect one director, they have chosen not to place anyone on the current board of directors at this time. For purposes of this calculation only (and the comparable disclosure on the cover page of this Form 10-KSB/A) we have assumed that officers, directors, 10% stockholders and stockholders subject to the voting agreement dated as of November 12, 2002 are affiliates of the company that stock held by Oxford Bioscience Partners IV L.P. and MRNA Fund II L.P. would be deemed to be beneficially owned by Jonathan Fleming, and stock held by Mi3, L.P. would be deemed beneficially owned by William D. McPhee, each being one of our directors (although both Mr. Fleming and Mr. McPhee disclaim beneficial ownership of those respective shares for all other purposes), and that a person beneficially owns stock subject to an option, warrant or convertible instrument that is exercisable or convertible within 60 days from March 15, 2004. A portion of those shares would be eligible for resale by company affiliates and others who have satisfied the requisite holding periods, subject to the volume limitations and other provisions of Rule 144 and applicable law. As of March 30, 2004, we had approximately 2,486,000 shares eligible for sale free of restriction under Rule 144.

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

        Under the Certificate of Designations, the holder of Series A Preferred Stock has a Series A Liquidation Preference entitling it as of December 31, 2003 to the first $16,036,810 of funds available for distribution to stockholders upon liquidation of the company and has the right to convert shares of Series A Preferred Stock into common stock at any time after October 20, 2001 at a conversion price of $84.68 per share. The conversion price is subject to adjustment for certain dilutive events. Alternatively, the holder of Series A Preferred Stock may exchange the initial 12,015 shares of Series A Preferred Stock for common shares of Sentigen so that the holder of Series A Preferred Stock owns 50% of the equity of Sentigen. The exchange right terminates six years after issuance, or October 19, 2005. As the initial value of the Series A Preferred Stock is exchangeable at the holder's option into additional shares of Sentigen, we have reclassified $12,015,000 as mezzanine equity until such time that the exchange right terminates either by the passage of time or the agreement of the holder to terminate or irrevocably not exercise the right.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        Portions of the discussion in this item contain forward-looking statements and are subject to the "Risk Factors" described above. References to the "Company," "IMCOR," "we" or "our" are to IMCOR Pharmaceutical Co. and, where appropriate, our 80.1% owned joint venture company, Sentigen, Ltd. References to the "Imagent Business", "Technology Purchase" or "Purchased Technology" are to the medical imaging business of Alliance Pharmaceutical Corp. ("Alliance") acquired by us on June 18, 2003. Imagent® is a registered trademark owned by IMCOR.

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

        In December 2001, we announced positive preclinical results of PH-50. Based on these studies, the extensive preclinical toxicology and other study work, including the product's use in approximately 65 patients for lymphography, we shifted the strategic research direction of IMCOR to focus on the cardiovascular and lymphography applications. We accomplished this shift in focus also by splitting off our therapeutic line of business, and, in June 2003 acquiring the medical imaging business (the

"Imagent business") of Alliance Pharmaceutical Corp. ("Alliance") led by Imagent® (perflexane lipid microspheres), an FDA approved diagnostic imaging agent.

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

        Pharmaceutical imaging agents are used with echocardiography, computed tomography ("CT"), nuclear medicine and magnetic resonance imaging ("MRI") equipment in order to increase the diagnostic capabilities of these techniques. By enhancing the contrast between different types of tissues, these intravenously administered contrast agents provide critical anatomical and disease state information that is not obtainable using the equipment alone. There are numerous potential applications for a contrast agent used in imaging parts or all of the cardiovascular system as well as other organs. Our products have the potential to enhance a physician's ability to diagnose certain cardiovascular abnormalities and the spread of cancer in the lymphatic system.

        IMCOR is based in San Diego, California. We have approximately 30 full time employees and a 53,000 square foot building, a portion of which is an FDA approved cGMP (current Good Manufacturing Practices) manufacturing facility, at our San Diego location. Our personnel have expertise in sales, marketing and manufacturing, clinical development, clinical trial design and regulatory approval processes. We also work closely with consultants experienced in drug development and regulatory requirements.

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

        Imagent has been approved for marketing by the FDA for use in patients with sub optimal echocardiograms to opacify the left ventricle and thereby improve visualization of the main pumping chamber of the heart, and to improve delineation of the endocardial borders of the heart. As a result, ultrasound with Imagent may better distinguish normal and abnormal heart structure and function—two critical indicators of cardiac health. Echocardiography is the most widely used imaging modality for the diagnosis of heart disease, the leading cause of death in the U.S. The attractiveness of the ultrasound imaging market potential together with the acquisition of an approved product and an extensive intellectual property portfolio were fundamental reasons for the acquisition and primary determinants of the purchase price of approximately $7,240,000 for plant, property and equipment, $15,638,000 for the purchased technology, plus future earn out payments as described in the purchase agreement based upon Imagent revenue. The financial statements include the operating impact of this acquisition from June 18, 2003 through the end of the reporting period. We are currently seeking additional capital to operate the Imagent business and to continue our development programs.

        At the closing of the Imagent business acquisition, we paid approximately $669,000 in cash and delivered 2,198,137 shares of our common stock. At the direction of Alliance, we delivered the cash and stock to creditors, employees and vendors of Alliance. In addition to bridge financing we provided to Alliance before the closing, our purchase of a $1,250,000 interest in Alliance's obligations to two of its creditors, Xmark Fund, Ltd. and Xmark Fund, L.P. (collectively "Xmark"), and our assumption of specified Alliance operating liabilities related to Imagent, we are obligated to pay additional amounts to Alliance secured and unsecured creditors after the closing (including Xmark, discussed below, and others). At various times between 90 and 365 days after the closing, we must pay, subject to reaching satisfactory agreements with certain Alliance secured and unsecured creditors, an aggregate amount of up to approximately $3,400,000 to creditors other than Xmark and (subject to stockholder approval, which we received on February 5, 2004) deliver an aggregate of approximately 2,054,000 shares of our common stock. The amount of consideration was determined through arms-length negotiations.

        In addition, after the closing and through 2010, we must pay Alliance further consideration in the form of an earn out based on Imagent revenue we invoice (subject to certain reductions). This earn out equals, for each year of the earn out: 7.5% of Imagent revenue up to $20,000,000; 10% of Imagent revenue between $20,000,000 and $30,000,000; 15% of Imagent revenue between $30,000,000 and $40,000,000; and 20% of Imagent revenue above $40,000,000. The earn out will be reduced by amounts we pay pursuant to a license agreement with Schering Aktiengesellschaft ("Schering"), net of payments we receive from Schering under the license, and amounts of any indemnification claims we have against Alliance. The earn out is subject to three additional offsets (which are to be applied in the manner described in the Asset Purchase Agreement dated as of June 10, 2003 with Alliance) that entitle us to retain portions of the earn out otherwise payable to Alliance:

  •
  Up to approximately $1,600,000 for a fixed price offset, depending on the satisfaction of certain conditions;

  •
  The amount of any payments not committed to at closing that we make after the closing to Alliance's creditors plus up to $1,000,000 of litigation expenses for certain patent and other litigation; and

  •
  Between $4,000,000 and $5,000,000, which is the principal and accrued interest under our bridge loans to Alliance, depending on the satisfaction of certain conditions.

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

        We defaulted on the principal payment due on August 5, 2003 and Xmark delivered a notice to us stating that it was accelerating all amounts due under the notes. We negotiated a new agreement with Xmark dated August 18, 2003 (the "Letter Agreement") pursuant to which we agreed to make an immediate payment of $1,250,000 and Xmark agreed to rescind the default notice. The other key terms of the Letter Agreement are as follows:

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

  •
  The definition of "Event of Default" in the security agreements securing our obligations to Xmark was amended. The provision that an Event of Default included any default by us in the payment of borrowed money indebtedness was eliminated. Instead, we agreed that it would be an Event of Default if we made repayments of borrowed money indebtedness.

  •
  With regard to payments to certain specified institutions, we agreed that, when paid, we would also make a pro rata payment to Xmark.

        Except as specifically amended by the Letter Agreement, the terms of the Going Forward Agreement and the other agreements governing our obligations to Xmark remain in effect, including Xmark's put right with respect to our common stock that Xmark owns.

        Xmark's put right, as set forth in the Going Forward Agreement, requires us to repurchase at $1.00 per share up to 750,000 shares of common stock we issued under the Standstill and Make Whole Agreement and all additional shares we issue to Xmark under the Going Forward Agreement. The put right is fully exercisable beginning on the earlier of 13 months after the closing of the acquisition of the Imagent assets or the date on which we close a financing for $20,000,000 or more. Before that time, Xmark can exercise the put right in quarterly installments beginning 90 days after the closing of our acquisition of the Imagent assets. In connection with these quarterly installments, we can elect to defer repurchasing the shares if we lack adequate cash to satisfy our operating and working capital requirements for the subsequent 18-month period based on an operating plan approved by our Board. We agreed to use our reasonable efforts to have sufficient cash to meet our operating plan. If we do not repurchase these shares, Xmark is entitled to a payment of 1.5% of the value of the shares not repurchased for any 30-day period or pro rata portion thereof during which such failure is continuing.

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

        In connection with the closing of the acquisition of the Imagent assets, we issued approximately 18% of our outstanding common stock. Nasdaq rules applicable under these circumstances require us to obtain prior stockholder approval before issuing more than 20% of our stock. We held a meeting of stockholders on February 5, 2004 and at that meeting obtained approval to issue an additional 1,985,522 shares in connection with the acquisition. In our financial statements, the value of these shares has been included in our equity as "Common Stock to be Issued".

        We are currently funding our operations through the use of demand notes we issued to our major institutional investor. Although we are aggressively seeking additional equity or debt financing, we are currently dependant upon the sale of these notes to finance our current operations. Without additional financing we will not have sufficient cash resources to meet our current commitments. We will need substantial additional financing for our research, clinical testing, product development and marketing programs. We cannot accurately estimate the amount of additional financing required; however, the amount could be an additional $30 million or more over the next several years. In particular, we are currently seeking to raise additional capital through the sale of stock to accredited investors. See "Risk Factors—We must raise additional financing in the future and our inability to do so will prevent us from continuing as a going concern and implementing our business development plan," above.

        We operate with a staff of approximately 30 people in manufacturing, research and development, regulatory affairs and administration. We contract with third party consultants having expertise in clinical development and regulatory matters to supplement our internal capabilities. We also contract with third party research laboratories, contract research organizations and manufacturers for clinical material supplies and the management of clinical trials. We also contract with academic and other institutions to conduct specified research projects.

        Currently, the raw materials necessary to produce N1177 and PH-50 are supplied by a sole supplier. We presently have limited supplies of these products on hand. While our raw materials are supplied by a sole supplier, there are additional sources for these materials. However, to make any significant change in the manufacturing process or change in suppliers, we must conduct certain equivalency studies and receive approval by the FDA. Considerable delays in our research and development programs for these products could result from our having to change to a different supplier. While we have no reason to believe that our supplier will be unable or unwilling to provide the necessary supplies for our research, there can be no assurance that this will continue. As we continue to develop these products, we expect to identify and qualify additional suppliers of raw materials.

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

        We consider the valuation of our investment in the purchased technology of Imagent to be a significant estimate. The carrying value of this purchased technology at December 31, 2003 is approximately $14,980,000 plus approximately $7,240,000 for plant, property and equipment, and a future earn out payments as described in the purchase agreement based upon Imagent revenue. The assumptions underlying the financial forecast have been based on currently available information including estimates of market size and penetration, pricing, competitive threats and general operating expenses. We have also instituted litigation against Amersham, and Amersham has responded with counter-claims. Should we lose this litigation, our business and the value of the Purchased Technology would be materially and adversely affected. These estimates may change and such changes may impact future estimates of carrying value.

        We also consider our investment in the joint venture with affiliates of Élan Corporation, plc ("Élan") to be subject to a significant estimate. The carrying value of our 80.1% equity interest in Sentigen, Ltd., the joint venture entity, plus advances to Sentigen, Ltd., at December 31, 2003 totaled $2,803,000. Members of Sentigen's management reviewed its financial projections and have concluded that given delays in the development of N1177, resulting from capital constraints, the carrying value of the intangible assets in the joint venture should be reduced by $2,500,000 in 2002. In addition, in the second quarter of 2003, based on the re-prioritization of the development of N1177 and as the development plans are being further delayed pending the acquisition of sufficient capital to allocate to the development of N1177, Sentigen recorded an additional impairment provision of $5,750,000. The assumptions underlying the financial forecasts were based on currently available information, including estimates of development costs, pricing, operating expenses and market sizes and penetration. These estimates may change and any such changes may impact future estimates of appropriate carrying values.

Results of Operations

        Prior to our acquisition of the Imagent business in June, 2003, our efforts were focused on the development and clinical testing of diagnostic products, specifically PH-50, being developed as a cardiovascular imaging agent, and N1177, being developed for lymphography, the diagnosis of cancer metastasizing to lymph nodes. To date, we have not generated revenues from the sale of any proposed diagnostic products or other operations. Net loss applicable to common shareholders (after preferred dividends) was $12,666,771, $1,649,604 and $23,839,784 for the years ended December 31, 2001, 2002 and 2003, respectively, and our cumulative losses since inception, including "in-kind" preferred stock and beneficial conversion dividends totaling $8,712,509, are approximately $60,231,207.

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

        During 2003 we have conducted limited test marketing of Imagent to certain hospitals and physicians. In December 2003 we entered into a license agreement with Kyosei Pharmaceutical Co., Ltd. ("Kyosei"), a unit of Sakai Group, for the development and marketing of Imagent in Japan for all radiology and cardiology indications. Terms of the agreement call for the payment to IMCOR of up to $10 million in fees and development milestone payments plus royalties on commercial sales. Kyosei will also pay IMCOR to manufacture Imagent for Kyosei's clinical and commercial requirements. At the closing, we received a gross payment of $2 million from Kyosei. Recognition of this payment will be made ratably over the anticipated life of the agreement.

        In 2004, we received an additional gross payment of $2 million from Kyosei. Additional payments are expected in 2005 and beyond. The future payments from Kyosei are based on certain milestones of clinical development, including the commencement of and completion of clinical studies and approval for sale by Japanese regulatory authorities. Commencement of clinical studies is not expected to be earlier than 2005, and the development program, including regulatory approval, is expected to take four or more years. Accordingly, commercial sales, upon which we will earn royalties, are not expected to commence earlier than 2008. While we believe that Imagent clinical studies will be successful, there can be no assurance that such studies conducted in Japan will be successful or that the product will be approved for sale by Japanese authorities.

        Research and development expenses for the years ended December 31, 2001, 2002 and 2003 were $437,958, $1,227,897, and $2,529,679 respectively. These expenses include personnel costs, fees and other compensation paid to outside consultants, and costs associated with conducting preclinical and clinical studies and manufacturing product to be used in these studies. We are completing pre-clinical studies of PH-50 for potentially significant new applications in cardiovascular imaging and have filed for additional patent protection of the use of the compound for vascular and organ imaging applications. To date, we have incurred a total of approximately $2,531,000 of expenses in connection with the development of PH-50 (approximately 438,000, 1,228,000 and 865,000 for the years ended December 31, 2001, 2002 and 2003, respectively). In 2003, we had approximately a $363,000 reduction in PH-50 expenditures due to capital constraints on the Company. Please see "Technology—Development of PH-50" and the discussion below of research and development expenses in 2003.

        We have been developing N1177 through a joint venture with affiliates of Elan. Research and development expenses for N1177 have been charged to the joint venture. To date, we have incurred a total of approximately $3,130,000 of expenses in connection with the development of N1177 (approximately $1,160,000, $658,000 and $0 incurred by the joint venture for the years ended December 31, 2001, 2002 and 2003, respectively). Due to capital constraints, no research was conducted on N1177 during 2003. Please see "Technology—Development of N1177" and Note 4 to our financial statements.

        Research expenses (from continuing operations) in 2002 increased by $789,939 to $1,227,897 primarily due to the shift in research spending from N1177 to the development of Imagent and PH-50, a product having greater market potential than N1177. During 2002, the Company operated with a limited internal staff and utilized third party contract laboratories and consultants to conduct its research programs under the guidance of its internal staff. The increased expenditures were due to the additional contract work conducted by these third party laboratories and consultants.

        Substantially all of the $2,529,679 in research expenses in 2003 were oriented to the preclinical development of PH-50, and, since the acquisition of the Imagent Business, expenses associated with regulatory compliance and continued development of Imagent for new indications. The research expenditures were composed of expenses incurred for the development of PH-50 (approximately $865,000) and, since the acquisition of the Imagent Business personnel costs (approximately $1,400,000) and outside service expenses (approximately $279,000) at our San Diego operation. The expenditures incurred in our San Diego operations were directed to product and regulatory support and compliance and not to a particular significant product research program. We expect our development priorities, based on the availability of sufficient capital, to focus first on the development of new indications for Imagent and the continued development of PH-50 and then to the further development of N1177. Expenses associated with the development of N1177 are charged to our joint venture, and expenses associated with the development of our other products are borne completely by us.

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

        In 2002, selling, general and administrative expenses increased by $809,499 to $4,030,083. As part of the November, 2002 restructuring and financing, stock options were granted to the remaining employees of IMCOR with an exercise price equal to the price at which common stock was sold to the new institutional investors. As the exercise price was below the closing price of the company's common stock at the date of grant, we recorded an expense of approximately $988,000 reflecting the differential between those two prices.

        In 2003, selling, general and administrative expenses increased by $10,211,684 to $14,241,767. The primary reasons for the increase were related to our acquisition of the Imagent business from Alliance including, (i) provisions we have taken against advances we had made to Alliance and shares of our common stock we had issued to Xmark pursuant to a standstill agreement with Xmark (approximately $2,615,000), (ii) costs of conducting due diligence and other activities related to the acquisition of the Imagent business (approximately $775,000), (iii) costs incurred by us to operate the Imagent business following its acquisition (approximately ($4,445,000), (iv) depreciation (approximately ($945,000), and (v) amortization of the purchased technology (approximately $658,000). Of the costs to operate the Imagent Business after acquisition, approximately $1,962,000 was for third party contract services, contract sales and marketing and legal expenses, $850,000 for facilities expenses and $775,000 for payroll and related expenses.

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

        As part of our annual audits, we, on behalf of the Sentigen joint venture, prepared cash flow projections of the product, N1177 including assumptions of research and clinical development costs, market size, market share and resulting potential revenues and the costs (manufacturing, marketing and sales along with administrative costs) to generate the projected revenue stream. These cash flows, assuming that the research is successful, were then discounted to a present value. During the year, we incorporated these projections as part of the analysis of any impairment in the value of the joint venture.

        As part of the our review of our financial statements at year end 2002, we evaluated the carrying value of the Sentigen license in light of the projection of cash flows and availability of capital to conduct the research in a timely manner. Accordingly, we advised Sentigen to reduce the carrying value of the Elan license by $2,500,000.

        Further, as part of our review of our financial statements for the quarter ended June 30, 2003, we again evaluated the carrying value of the Sentigen license in light of the projection of cash flows, the availability of capital to conduct the research in a timely manner, the knowledge that this area of research was no longer an area stated by Elan to be an area of focus for that company, and the priority of committing capital to the further development of N1177 in light of our other priorities, namely the continued development of PH-50 and the manufacturing and marketing of its recently acquired Imagent Business. Accordingly, we advised Sentigen to reduce the carrying value of the Elan license by $5,750,000 to a value of approximately $4,060,000, it being also determined in the judgment of certain of our directors with experience in these matters, that a value of approximately $4,000,000 could be fair should Sentigen either sell or license N1177 to a third party.

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

        We have issued two series of convertible preferred stock: Series A, issued in October 1999 and which remains outstanding and Series B Preferred Stock, issued in February 2000 and which was retired in November 2002. The holder of Series A Preferred Stock is entitled to a mandatory, cumulative, semi-annual payment-in-kind dividend of 7% (i.e., 0.07 additional shares of Series A Preferred Stock). On November 12, 2002, the holders of Series B Preferred Stock converted all of their issued and outstanding shares (including accrued and unpaid dividends) for shares of our common stock at an exchange rate of 4.25 (pre-reverse split) shares of common for each share of Series B Preferred Stock. Additionally, the terms of the Series A Preferred Stock and the Series B Preferred Stock create additional preferred returns for the holders. The Series A Preferred Stock was issued with detachable warrants. The value allocated to those warrants caused the preferred shareholders to receive an additional return. That additional return has been amortized over the period from issuance through October 2001, when the stock was first convertible. The additional return related to the Series A Preferred Stock recorded was $391,154 in 2001. The Series B Preferred contained beneficial conversion features. Emerging Issues Task Force Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," requires the issuer to assume that the holder will not convert the instrument until the time of the most beneficial conversion which would occur after January 1, 2002. Using the conversion ratio at January 1, 2002 of 1.4 shares of common stock and the stock price at the date of issuance, the maximum beneficial conversion amount was $2,322,316. This amount was recorded as additional preferred stock dividends over the period from issuance until January 1, 2002. As a result of the combination of the mandatory dividends, the preferential value amortization and, in 2002, deemed dividends for our Series B Preferred Stock associated with the beneficial conversion rates offered to holders of these instruments as part of our November 12, 2002 financing, we recorded preferred stock dividends of $2,943,755, $1,997,723 and $1,066,280 in 2001, 2002 and 2003 for Series A Preferred Stock and (for the years 2001 and 2002) Series B Preferred Stock.

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

        At December 31, 2003, we had a net deficit position (our liabilities, puttable share obligations and mezzanine equity, combined, exceeded our assets) totaling $8,194,743. Among other factors, we have reclassified $12,015,000 of our Series A Preferred Stock as mezzanine equity to acknowledge the holder's right to exchange that security for that number of additional shares of Sentigen to increase its ownership of Sentigen to 50%. As discussed below, we believe that the probability of the holder exercising the exchange right is remote.

        Our ability to conduct operations is entirely dependent on our ability to obtain additional capital. Without additional financing we will not have sufficient cash resources for our entire fiscal year ending December 31, 2004. We have been financing our operations with the proceeds of the financing we closed in November and December 2002 and January 2003, the initial payment that we received from Kyosei (net of taxes and expenses) and currently through borrowings, evidenced by secured promissory notes, payable upon demand, from our principal institutional investors. We will need substantial additional financing for our manufacturing and marketing operations as well as research, clinical testing and product development programs. We cannot accurately estimate the amount of additional financing required; however, the amount could be an additional $30 million or more over the next several years. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result. However, there can be no assurance that such capital will be available under acceptable terms, if at all. See "Risk Factors—We must raise additional financing in the future and our inability to do so will prevent us from continuing as a going concern and implementing our business development plan," above.

        Under the Certificate of Designations of the Series A Preferred Stock the holder has a Series A Liquidation Preference entitling it as of December 31, 2003 to the first $16,036,810 of funds available for distribution to stockholders upon liquidation of the Company and has the right to convert shares of Series A Preferred Stock into common stock at any time after October 20, 2001 at a conversion price of $84.68 per share. The conversion price is subject to adjustment for certain dilutive events. Alternatively, the holder of Series A Preferred Stock may exchange the initial 12,015 shares of Series A Preferred Stock for common shares of Sentigen so that the holder of Series A Preferred Stock owns 50% of the equity of Sentigen. The exchange right terminates six years after issuance, or October 19, 2005. As the initial value of the Series A Preferred Stock is exchangeable at the holder's option into additional shares of Sentigen, we have reclassified $12,015,000 as mezzanine equity until such time that the exchange right terminates either by the passage of time or the agreement of the holder to terminate or irrevocably to not exercise the right. We believe that as the development program for N1177 will require several years to complete and as no research had been conducted on N1177 during 2003 due to our capital constraints that the probability of the holder exercising its exchange right prior to the expiration of that right is remote.

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

        On June 18, 2003, we closed the acquisition of the Imagent Business from Alliance. At the closing, we paid approximately $669,000 in cash and delivered 2,198,137 shares of our common stock. At the direction of Alliance, we delivered the cash and stock to creditors, employees and vendors of Alliance. In addition to bridge financing we provided to Alliance before the closing, our purchase of a $1,250,000 interest in Alliance's obligations to Xmark and our assumption of specified Alliance operating liabilities related to Imagent, we are obligated to pay additional amounts to Alliance secured and unsecured creditors at various times between 90 and 365 days after the closing, (i) an aggregate of $2,500,000 to Xmark, (ii) subject to reaching satisfactory agreements with certain Alliance secured and unsecured creditors, an aggregate amount of up to approximately $3,000,000 to creditors other than Xmark, (iii) pay certain royalties based upon sales of Imagent through June 2010, subject to certain offsets, and (iv) subject to stockholder approval (which approval was obtained on February 5, 2004) deliver an aggregate of approximately 2,054,000 shares of our common stock.

        We are currently in default under obligations to pay $775,000 to creditors of Alliance Pharmaceutical Co. in connection with our acquisition of Imagent. While there can be no assurance of success, we believe that we can resolve these defaults and that they do not give rise to a reduction in the carrying value of Purchased Technology of the Imagent Business. We also have not registered the resale of shares we issued in connection with that acquisition, which in some cases is a condition to the effectiveness of agreements to release us from any claims by the Alliance creditor.

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

        We defaulted on the principal payment due on August 5, 2003 and Xmark delivered a notice to us stating that it was accelerating all amounts due under the notes. We negotiated a new agreement with Xmark dated August 18, 2003 (the "Letter Agreement") pursuant to which we agreed to make an immediate payment of $1,250,000 and Xmark agreed to rescind the default notice. The other key terms of the Letter Agreement are as follows:

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

  •
  The definition of "Event of Default" in the security agreements securing our obligations to Xmark was amended. The provision that an Event of Default included any default by us in the payment of borrowed money indebtedness was eliminated. Instead, we agreed that it would be an Event of Default if we made repayments of borrowed money indebtedness.

  •
  With regard to payments to certain specified institutions, we agreed that, when paid, we would also make a pro rata payment to Xmark.

        Except as specifically amended by the Letter Agreement, the terms of the Going Forward Agreement and the other agreements governing our obligations to Xmark remain in effect, including Xmark's put right with respect to our common stock that Xmark owns.

        Xmark's put right, as set forth in the Going Forward Agreement, requires us to repurchase at $1.00 per share up to 750,000 shares of common stock we issued under the Standstill and Make Whole Agreement and all additional shares we issue to Xmark under the Going Forward Agreement. The put right is fully exercisable beginning on the earlier of 13 months after the closing of the acquisition of the Imagent assets or the date on which we close a financing for $20,000,000 or more. Before that time, Xmark can exercise the put right in quarterly installments beginning 90 days after the closing of our acquisition of the Imagent assets. In connection with these quarterly installments, we can elect to defer repurchasing the shares if we lack adequate cash to satisfy our operating and working capital requirements for the subsequent 18-month period based on an operating plan approved by our Board. We agreed to use our reasonable efforts to have sufficient cash to meet our operating plan. If we do not repurchase these shares, Xmark is entitled to a payment of 1.5% of the value of the shares not repurchased for any 30-day period or pro rata portion thereof during which such failure is continuing.

        In 2001, we determined that certain leased equipment would no longer be useful in our research programs. Accordingly, we recorded a provision of $1,123,740 representing the remaining lease payments for the equipment. We are in default under the equipment lease and in January 2004 the lessor demanded approximately $787,000. We are in discussions with the lessor to settle the demand. There can be no assurance that we will be able to successfully resolve the demand.

        In 2002, our accounts payable increased by $531,229 reflecting primarily increases in payables to certain vendors as we managed our cash flow in light of its capital constraints. In 2002, our accrued expense balance decreased by $534,042 primarily due to reductions of accrued payroll and bonuses and accrued interest and restructuring charges. The change in the year end balance of accrued expenses was offset by a non-cash transaction of the conversion of $235,577 of accrued interest into common stock as part of the November 2002 financing resulting in a net cash flow reduction of $298,465.

        In 2003, accounts payable increased by $1,049,787 reflecting primarily increases in balances due to certain vendors assumed by us as part of the Imagent Business acquisition and to other vendors as we continued to manage our cash flow. In 2003, accrued expense balance increased by $3,247,660 of which $2,530,434 related to liabilities assumed as part of the Imagent Business acquisition and the remaining increase was due to the New Hope office abandonment provision and general accruals and payroll liabilities. The 2003 year end accrued liability balance was offset by the non-cash impact of the Imagent Business transaction of $3,422,036 resulting in a net cash flow change of $174,375.

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

        The entire principal and interest outstanding under our convertible notes to these investors automatically converts into shares of our common stock on the same terms and at the same price as the shares issued in a financing for additional long-term capital. To secure the obligations under our notes to these investors, we granted them a security interest in all of our tangible and intangible assets, including intellectual property. This lien covers our Imagent-related assets, but as to these assets the investors' lien is subordinate to the security interest held by Xmark.

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

Plan of Operation

        Management believes it lacks sufficient working capital to fund operations for the entire fiscal year ending December 31, 2004. Therefore, substantial additional capital resources will be required to fund the ongoing operations related to our marketing and manufacturing of Imagent and our research and business development activities. Our financial condition raises substantial doubt about our ability to continue as a going concern. We believe there are a number of potential alternatives available to meet the continuing capital requirements such as public or private financings or collaborative agreements. We are taking continuing actions to reduce our ongoing expenses. If adequate funds are not available, we will be required to significantly curtail our operating plans and may have to sell or license out significant portions of our technology or potential products. The 2002 and 2003 financial statements, including those contained in this Form 10-KSB/A, do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

        During the next twelve months we will focus our efforts primarily on exploring various options concerning our businesses, including securing additional financing, joint ventures, licensing or selling all or a portion of our technology and other possible strategic transactions. Our ability to commercialize Imagent and develop PH-50 and N1177 depends on the successful implementation of one or more of these transactions. In July 2003, given our change into an operating company with the acquisition of Imagent, we entered into an agreement with Taffy Williams, our Chief Executive Officer. Our agreement with Dr. Williams provided, among other things, that we would begin a search for a chief executive officer with greater experience in managing operating companies. Since that time, we have also been working with consultants who have advised us on operational and management issues. In light of the various options for the future of our business currently under consideration—including that if we sell Imagent we would return to being focused on development rather than operations—the Company is reevaluating its agreement with Dr. Williams and may seek to extend Dr. Williams' tenure with the Company and amend other provisions of that agreement. We have not selected a new Chief Executive Officer at this time and Dr. Williams will continue in that role until we do.

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

        Greater capital resources would enable us to quicken and expand our marketing and research and development activities, and our failure to raise additional capital will (absent a suitable collaborative agreement providing for a third party to take over these functions) significantly impair or curtail our ability to conduct further activities. In any event, complete development and commercialization of our technology will require substantial additional funds. See "Risk Factors—We must raise additional financing in the future and our inability to do so will prevent us from continuing as a going concern and implementing our business development plan," above. We are seeking to raise capital through the sale of our common stock or other securities in a private placement to fund our immediate and longer-term capital needs.

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

Recent Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective as of July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the results of operations or the financial position of the Company.

        In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the results of operations or the financial position of the Company.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", effective for fiscal years ending after December 15, 2002. This rule amends SFAS No. 123 to provide several alternatives for adopting the stock option expense provisions of SFAS No. 123, as well as additional required interim financial statement disclosures. SFAS No. 148 does not require companies to expense stock options in current earnings. The Company has not adopted the provisions of SFAS No. 123 for expensing stock based compensation (see "—Employee stock option and stock purchase plans"); however, the Company has adopted the additional interim disclosure provisions of the statement. The impact of the adoption of SFAS No. 148 did not have a material impact on the results of operations or the financial position of the Company.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 eliminates Emerging Issues Task Force, or EITF, Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, as opposed to being recognized at the date of entity's commitment to an exit plan under EITF No. 94-3. Examples of costs covered by the standard include lease termination cost and certain employee severance costs that are associated with a restructuring; discontinued operation, plant closing or other exit or disposal activity. Furthermore, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liabilities. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. During 2003 the Company recognized $136,947 of restructuring costs for lease termination and restructuring associated with the closure of its Pennsylvania facility and move to the Alliance facility in San Diego, CA.

        In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities," which was originally effective on July 1, 2003. In December 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to March 31, 2004 for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003. The Company has completed its evaluation of the provisions of FIN 46 and does not have any significant interests in variable interest entities. Accordingly, the adoption of FIN 46 did not have a material impact on the results of operations or the financial position of the Company.

        In November 2002, the FASB issued Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002 and did not have a material impact on the Company.

Report of Independent Registered Public Accounting Firm

Board of Directors
IMCOR Pharmaceutical Co. (formerly Photogen Technologies, Inc.)

We have audited the accompanying consolidated balance sheet of IMCOR Pharmaceutical Co. (formerly Photogen Technologies, Inc.), a development stage company, as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IMCOR Pharmaceutical Co. (formerly Photogen Technologies, Inc.) at December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has reported accumulated losses since inception of $51,518,698, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As further discussed in Note 1A, The Company restated its financial statements to reclassify certain preferred stock to mezzanine equity.

/s/ Moss Adams LLP
San Diego, California
March 31, 2004, except for Note 1A and 1B, which is as of June 30, 2004

Report of Independent Registered Public Accounting Firm

Board of Directors
Photogen Technologies, Inc.
New Hope, Pennsylvania

We have audited the accompanying consolidated balance sheet of Photogen Technologies, Inc., a development stage company, as of December 31, 2002, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years ended December 31, 2001 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photogen Technologies, Inc. at December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has reported accumulated losses $28,592,845 through December 31, 2002 and without additional financing, lacks sufficient working capital to fund operations for the entire year ending December 31, 2003, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As further discussed in Note 1A, the Company restated its financial statements to reclassify certain preferred stock to mezzanine equity.

/s/ BDO Seidman, LLP
Chicago, Illinois
March 7, 2003, except for Note 1A, which is as of June 30, 2004

IMCOR Pharmaceutical Co.
(A Development Stage Company)

Consolidated Balance Sheets

December 31,	2002 (restated)	2003 (restated)
Assets
Current Assets
Cash and cash equivalents	$6,090,904	$1,657,594
Deposits	98,721	108,721
Prepaid expenses	693,313	492,718

Total Current Assets	$6,882,938	$2,259,033
Property, Plant and Equipment, less accumulated depreciation of $14,651 and $996,091, respectively	36,000	6,294,560
Patent Costs, net of amortization of $142,359 and $183,854, respectively	357,641	316,146
Deposits	14,383	338,383
Investment in Alliance	1,255,000	—
Purchased Technology, net of amortization of $0 and $658,217, respectively	—	14,979,929
Investment in and Advances to Affiliate	8,192,452	2,803,114

Total Assets	$16,738,414	$26,991,165

Liabilities and Shareholders' Equity/(Deficit)
Current Liabilities
Accounts payable	$835,003	$1,884,791
Accrued expenses	34,132	3,281,792
Accrued equipment lease	401,664	586,052
Lines of Credit	—	12,064,716
Notes Payable	—	1,250,000

Total Current Liabilities	1,270,799	19,067,351
Deferred contract revenue	—	2,000,000
Accrued Equipment Lease	401,664	133,888
Shares Subject to Rescission	650,000	—
Puttable Shares	—	1,969,668
Mezzanine Equity: Preferred stock; par value $.01 per share; 5,000,000 shares authorized including: Series A Preferred Stock; 12,015 shares authorized, issued and outstanding, liquidation preference $1,000 per share (in aggregate $12,015,000)	12,015,000	12,015,000
Shareholders' Equity/(Deficit)
Preferred stock; par value $.01 per share; 5,000,000 shares authorized including:
Series A Preferred Stock; 841 shares authorized, issued and outstanding, liquidation preference $1,000 per share (in aggregate $841,000)	8	8
Common stock; par value $.001 per share; 150,000,000 shares authorized; 16,137,465 and 19,464,548 shares issued and outstanding, respectively	16,137	19,465
Additional paid-in capital	31,130,000	38,184,323
Common Stock to be issued	—	5,120,159
Deficit accumulated during the development stage	(28,745,194)	(51,518,697)

Total Shareholders' Equity/(Deficit)	2,400,951	(8,194,743)

Total Liabilities and Shareholders' Equity/(Deficit)	$16,738,414	$26,991,165

See accompanying notes to consolidated financial statements.

IMCOR Pharmaceutical Co.

Consolidated Statements of Operations

	Year Ended Dec 31, 2001	Year Ended Dec 31, 2002	Year Ended Dec 31, 2003	Cumulative Amounts From Nov 3, 1996 (Inception) to Dec 31, 2003
Operating Expenses
Research and development	$437,958	$1,227,897	$2,529,679	$6,886,316
Sales, general and administrative	3,220,584	4,030,083	14,241,767	30,889,289
Restructuring charges	—	807,483	136,947	1,541,455
Provision for future lease payments	1,264,208	—	—	1,264,208

Total operating expenses	4,922,750	6,065,463	16,908,393	40,581,268
Loss From Joint Venture	(1,952,758)	(3,452,837)	(5,389,338)	(12,304,354)
Investment Income	110,741	1,563	7,394	1,216,335
Interest Expense	(48,429)	(418,466)	(483,167)	(950,062)

Loss from continuing operations	(6,813,196)	(9,935,203)	(22,773,504)	(52,619,349)
Discontinued Operations
Loss from operations of discontinued therapeutic business	(2,909,820)	(1,496,430)	—	(10,679,101)
Gain from split-off of therapeutic business	—	11,779,752	—	11,779,752

Income (loss) from discontinued operations	(2,909,820)	10,283,322	—	1,100,651

Net Income (Loss)	(9,723,016)	348,119	(22,773,504)	$(51,518,698)

Dividends on Preferred Stock	(2,943,755)	(1,997,723)	(1,066,280)

Net Loss Applicable to Common Shareholders	$(12,666,771)	$(1,649,604)	$(23,839,784)

Basic and Diluted Loss Per Common Share from Continuing Operations	$(1.03)	$(1.17)	$(1.24)

Basic and Diluted Income (Loss) Per Common Share from Discontinued Operations	$(0.30)	$1.01	$—

Basic and Diluted Loss Per Common Share	$(1.33)	$(0.16)	$(1.24)

Weighted Average Number of Common Shares Outstanding—Basic and Diluted	9,507,693	10,187,619	19,265,599

See accompanying notes to consolidated financial statements.

IMCOR Pharmaceutical Co.

Consolidated Statement of Shareholders' Equity/(Deficit)

	Preferred Stock
	Series A		Series B		Common Stock					Deficit Accumulated Development Stage
							Members' Capital	Common Stock To be Issued	Additional Paid-in Capital
	Shares	Amount	Shares	Amount	Shares	Amount					Total
Contribution of capital	—	$—	—	$—	—	$—	$7,268	—	$—	$—	$7,268
Net loss for the period ended December 31, 1996	—	—	—	—	—	—	(1,779)	—	—	—	(1,779)

Balance, at May 15, 1997	—	$—	—	$—	—	$—	$9,000	—	$—	$(3,511)	$5,489
Issuance of common stock	—	—	—	—	1,578,208	1,578	—	—	1,801,872	—	1,803,450
Effect of recapitalization and merger	—	—	—	—	7,421,792	7,422	(9,000)	—	1,203,765	1,732	1,203,919
Cost associated with recapitalization and merger	—	—	—	—	—	—	—	—	(371,111)	—	(371,111)
Net loss for the period May 16, 1997 to December 31, 1997	—	—	—	—	—	—	—	—	—	(554,702)	(554,702)

Balance, at December 31, 1997	—	—	—	—	9,000,000	9,000	—	—	2,634,526	(556,481)	2,087,045
Issuance of common stock	—	—	—	—	218,755	219	—	—	6,999,781	—	7,000,000
Costs associated with common stock issuance	—	—	—	—	—	—	—	—	(50,000)	—	(50,000)
Options issued to consultants	—	—	—	—	—	—	—	—	45,446	—	45,446
Net loss for the year ended December 31, 1998	—	—	—	—	—	—	—	—	—	(1,973,913)	(1,973,913)

Balance, at December 31, 1998	—	—	—	—	9,218,755	9,219	—	—	9,629,753	(2,530,394)	7,108,578
Exercise of stock options	—	—	—	—	1,125	1	—	—	50,062	—	50,063
Issuance of warrants and options	—	—	—	—	—	—	—	—	3,664,749	—	3,664,749
Issuance of common stock	—	—	—	—	125,967	126	—	—	6,082,528	—	6,082,654
Issuance of preferred stock	12,015	120	—	—	—	—	—	—	11,578,839	—	11,578,959
Reclassification of Series A shares as mezzanine equity in accordance with EITF D-98	(12,015)	(120)	—	—	—	—	—	—	(11,578,839)	—	(11,578,959)
Net loss for the year ended December 31, 1999	—	—	—	—	—	—	—	—	—	(6,052,841)	(6,052,841)

Balance, at December 31, 1999 (restated)	—	—	—	—	9,345,847	9,346	—	—	19,427,092	(8,583,235)	10,853,203
Stock option compensation	—	—	—	—	—	—	—	—	125,020	—	125,020
Issuance of warrants and options	—	—	—	—	—	—	—	—	1,366,050	—	1,366,050
Issuance of preferred stock dividend	841	8	—	—	—	—	—	—	(8)	—	—
Issuance of preferred stock	—	—	337,056	3,370	—	—	—	—	5,272,970	—	5,276,340
Beneficial accretion of Series A shares reclassified as mezzanine equity									(240,464)		(240,464)
Net loss for the year ended December 31, 2000	—	—	—	—	—	—	—	—	—	(10,787,062)	(10,787,062)

Balance, at December 31, 2000 (restated)	841	8	337,056	3,370	9,345,847	9,346	—	—	25,950,660	(19,370,297)	6,593,087
Stock option compensation	—	—	—	—	—	—	—	—	64,729	—	64,729
Issuance of common stock for cash	—	—	—	—	49,245	49	—	—	418,674	—	418,723
Issuance of common stock in satisfaction Of anti-dilution provision	—	—	—	—	190,856	191	—	—	(191)	—	—
Issuance of preferred stock dividend	—	—	20,224	202	—	—	—	—	(202)	—	—
Beneficial accretion of Series A shares reclassified as mezzanine equity									(195,577)		(195,577)
Net loss for the year ended December 31, 2001	—	—	—	—	—	—	—	—	—	(9,723,016)	(9,723,016)

Balance, at December 31, 2001 (restated)	841	8	357,280	3,572	9,585,948	9,586	—	—	26,238,093	(29,093,313)	(2,842,054)

Balance, at December 31, 2001 (restated)	841	$8	357,280	$3,572	9,585,948	$9,586	$—	$—	$26,238,093	$(29,093,313)	$(2,842,054)
Stock option compensation	—	—	—	—	—	—	—	—	73,870	—	73,870
Issuance of warrants for service	—	—	—	—	—	—	—	—	322,000	—	322,000
Issuance of options in settlement of lawsuit	—	—	—	—	—	—	—	—	806,415	—	806,415
Employee compensation from stock options	—	—	—	—	—	—	—	—	988,184	—	988,184
Issuance of preferred stock dividends	—	—	40,194	402	—	—	—	—	(402)	—	—
Conversion of Series B to common stock	—	—	(397,474)	(3,974)	422,316	422	—	—	3,552	—	—
Beneficial inducement costs for convertible debt converted	—	—	—	—	—	—	—	—	206,348	—	206,348
Conversion of line of credit with Élan to common stock	—	—	—	—	128,437	128	—	—	3,082,359	—	3,082,487
Conversion of line of credit with entity controlled by director of company to common stock	—	—	—	—	2,314,815	2,315	—	—	2,497,685	—	2,500,000
Retirement of common stock returned in shareholder transaction (Note 6(f))	—	—	—	—	(5,137,109)	(5,137)	—	—	(12,221,182)	—	(12,226,319)
Issuance of common stock for cash	—	—	—	—	8,823,058	8,823	—	—	9,133,078	—	9,141,901
Net loss for the year ended December 31, 2002	—	—	—	—	—	—	—	—	—	348,119	348,119

Balance, at December 31, 2002 (restated)	841	$8	—	$—	16,137,465	$16,137	$—	$—	$31,130,000	$(28,745,194)	$2,400,951
Issuance of common stock for cash	—	—	—	—	27,778	28	—	—	29,972	—	30,000
Issuance of common stock for standstill agreement	—	—	—	—	750,000	750	—	—	1,173,000	—	1,173,750
Conversion of Series B to common stock	—	—	—	—	100	—	—	—	—	—	—
Options issued to consultants for services	—	—	—	—	—	—	—	—	9,200	—	9,200
Shares issued to consultant for services	—	—	—	—	68,750	69	—	—	132,193	—	132,262
Employee compensation from stock options	—	—	—	—	—	—	—	—	1,236,566	—	1,236,566
Shares issued in Technology Purchase	—	—	—	—	2,198,137	2,198	—	—	5,581,070	—	5,583,268
Shares to be issued in Technology Purchase	—	—	—	—	—	—	—	5,043,226	—	—	5,043,226
Shares previously subject to rescission	—	—	—	—	124,627	125	—	—	649,875	—	650,000
Shares issued to Xmark for penalties	—	—	—	—	98,826	99	—	—	163,577	—	163,676
Shares issued to Xmark for interest	—	—	—	—	21,649	22	—	—	48,575	—	48,597
Shares to be issued to Xmark and other former Alliance creditors for interest and penalties	—	—	—	—	—	—	—	76,933	—	—	76,933
Options exercised through cashless exercise	—	—	—	—	37,216	37	—	—	(37)	—	—
Xmark puttable shares classified as mezzanine equity	—	—	—	—	—	—	—	—	(1,969,668)	—	(1,969,668)
Net loss for the year ended December 31, 2003	—	—	—	—	—	—	—	—	—	(22,773,504)	(22,773,504)

Balance, at December 31, 2003 (restated)	841	$8	—	$—	19,464,548	$19,465	$—	$5,120,159	$38,184,323	$(51,518,698)	$(8,194,743)

See accompanying notes to consolidated financial statements.

IMCOR Pharmaceutical Co.

Consolidated Statements of Cash Flows

	Year Ended Dec 31, 2001	Year Ended Dec 31, 2002	Year Ended Dec 31, 2003 (restated)	Cumulative Amounts From Nov 3, 1996 (Inception) to Dec 31, 2003 (restated)
Cash Flows From Operating Activities
Net income (loss)	$(9,723,016)	$348,119	$(22,773,504)	$(51,518,698)
Loss from discontinued operations	2,909,820	1,496,430	—	10,679,101
Depreciation and amortization	442,191	371,319	1,023,080	2,700,984
Loss (gain) on disposal of equipment and leasehold improvements	(4,617)	—	—	38,424
Gain on sale of marketable securities	—	—	—	(18,503)
United States Treasury Notes amortization	(1,029)	—	—	12,586
Gain on sale of therapeutic business	—	(11,779,752)	—	(11,779,752)
Allowance for notes receivable	—	—	658,217	658,217
Stock option compensation	64,729	1,062,054	1,245,768	2,924,338
Accrued interest on line of credit	—	—	318,035	318,035
Note payable for services rendered	—	—	329,681	329,681
Beneficial inducement costs for convertible notes	—	206,348	—	206,348
Issuance of warrants in exchange for services rendered	760,363	322,000	—	4,317,091
Issuance of stock options in settlement of lawsuit	—	806,415	—	806,415
Issuance of stock for standstill agreement	—	—	1,337,426	1,337,426
Issuance of stock for services rendered	—	—	132,262	132,262
Issuance of stock for interest payments and penalties	—	—	125,530	125,530
Loss from investment in affiliate	1,952,758	3,452,837	5,389,338	12,304,354
Changes in operating assets and liabilities
Prepaid expenses	152,340	(663,538)	200,595	(492,718)
Interest receivable	93,219	—	—	—
Receipt of deferred contract revenue	—	—	2,000,000	2,000,000
Accounts payable	(267,945)	531,229	1,049,787	1,954,790
Accrued expenses	(11,278)	(298,465)	(174,375)	95,334
Accrued equipment lease	1,123,740	10,237	(83,388)	1,050,589

Net cash used in continuing operating activities	(2,508,725)	(4,134,767)	(9,221,549)	(21,818,167)

Net cash used in discontinued operations	(2,909,820)	(1,496,430)	—	(10,679,101)

Cash Flows From Investing Activities
Sale of marketable securities	$—	$—	$—	$2,164,464
Purchases of marketable securities	—	—	—	(2,182,967)
Purchases of United States Treasury Notes	(4,870,000)	—	—	(38,656,973)
Sales of United States Treasury Notes	9,815,000	—	—	39,778,548
Purchase of equipment and leasehold Improvements	(45,938)	—	—	(636,877)
Proceeds from sale of equipment	145,551	—	—	145,551
Costs to acquire patent	—	—	—	(237,335)
Investment in and advances to affiliate	(2,245,948)	(650,609)	—	(15,107,468)
Increase in note receivable	—	(1,255,000)	—	(1,255,000)
Decrease (increase) in deposit	(14,383)	100,000	(334,000)	(777,753)
Purchase of Imagent business	—	—	(5,074,761)	(5,074,761)

Net cash provided by (used in) investing activities	2,784,282	(1,805,609)	(5,408,761)	(21,840,571

Net cash used in investing activities of discontinued operations	—	—	—	(1,306,676)

Cash Flows From Financing Activities
Principal payments on capital leases	$(18,356)	$—	$—	$(291,704)
Net proceeds from issuance of equity and mezzanine equity	1,068,723	9,141,901	30,000	40,539,340
Proceeds from capital contributions by shareholders	—	—	—	1,911,674
Principal payment on acquisition of debt	—	—	(1,250,000)	(1,250,000)
Proceeds from issuance of debt	2,314,005	3,032,905	11,417,000	16,763,910
Cost of recapitalization	—	—	—	(371,111)

Net cash provided by financing activities	3,364,372	12,174,806	10,197,000	57,302,109

Net Increase (Decrease) in Cash and Cash Equivalents	730,109	4,738,000	(4,433,310)	1,657,594
Cash and Cash Equivalents, at beginning of year	622,795	1,352,904	6,090,904	—

Cash and Cash Equivalents, at end of year	$1,352,904	$6,090,904	$1,657,594	$1,657,594

See accompanying notes to consolidated financial statements.

Noncash Investing and Financing Activities

2003

        In 2003, the Company assumed $3,422,036 in accrued expenses and $2,500,000 of notes payable from Alliance Pharmaceutical Corp. issued stock valued at $5,583,268 to certain former creditors of Alliance and agreed to issue stock valued at $5,043,225 to such creditors as part of the acquisition of the Imagent business.

2002

        The split-off of the therapeutic business in 2002 included equipment and leasehold improvements of $516,567 and accounts payable of $70,000 in exchange for the Company's common stock valued at $12,226,319.

        In 2002, debt of $5,346,910 and accrued interest of $235,577 were converted to common stock.

        Payments due on the accrued equipment lease were made through a reduction in deposits due to the Company in the amount of $330,649.

IMCOR Pharmaceutical Co.

Notes to Consolidated Financial Statements

1.    Organization, Significant Accounting Policies and Restatement of Financial Statements

Nature of Operations

        IMCOR Pharmaceutical Co. ((formerly Photogen Technologies, Inc.), the "Company") is an emerging, development-stage specialty pharmaceutical company focused on developing and marketing medical imaging pharmaceutical products. The company has one FDA approved product, Imagent® (perflexane lipid microspheres), an ultrasound imaging contrast agent that it acquired in June 2003, and two additional contrast agents in development for use in computed tomography (CT) and x-ray imaging with potential applications (1) as a blood pool agent, to diagnose diseased tissue in the cardiovascular system and other organs, which is called PH-50, and (2) to diagnose cancer metastasizing into the lymphatic system, which is called N1177. The product designations PH-50 and N1177 refer to the same chemical entity. The two names distinguish commercialization rights between cardiovascular imaging (and all other indications) (PH-50) to which we retain rights, and the field of lymphography (N1177), which is licensed to our joint venture (Sentigen, Ltd.) with affiliates of Elan. On February 5, 2004, we changed our name to IMCOR Pharmaceutical Co., reflecting the changed nature of our business to imaging pharmaceuticals.

        In December 2001, we announced positive preclinical results of PH-50. Based on these studies, the extensive preclinical toxicology and other study work, including the product's use in approximately 65 patients for lymphography, we shifted the strategic research direction of IMCOR to focus on the cardiovascular and lymphography applications. We accomplished this shift in focus also by splitting off our therapeutic line of business, and, in June 2003 acquiring the medical imaging business (the "Imagent business") of Alliance Pharmaceutical Corp. ("Alliance") led by Imagent® (perflexane lipid microspheres), an FDA approved diagnostic imaging agent. Please see Note 3 "Purchased Technology" below.

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

        Pharmaceutical imaging agents are used with echocardiography, computed tomography ("CT"), nuclear medicine and magnetic resonance imaging ("MRI") equipment in order to increase the diagnostic capabilities of these techniques. By enhancing the contrast between different types of tissues, these intravenously administered contrast agents provide critical anatomical and disease state information that is not obtainable using the equipment alone. There are numerous potential applications for a contrast agent used in imaging parts or all of the cardiovascular system as well as other organs. Our products have the potential to enhance a physician's ability to diagnose certain cardiovascular abnormalities and the spread of cancer in the lymphatic system.

IMCOR Pharmaceutical Co.

Notes to Consolidated Financial Statements (Continued)

1.    Organization, Significant Accounting Policies and Restatement of Financial Statements (Continued)

        IMCOR is based in San Diego, California. We have approximately 30 full time employees and a 53,000 square foot building, a portion of which is an FDA approved cGMP (current Good Manufacturing Practices) manufacturing facility, at our San Diego location. Our personnel have expertise in sales, marketing and manufacturing, clinical development, clinical trial design and regulatory approval processes. We also work closely with consultants experienced in drug development and regulatory requirements.

Restatement of Financial Statements and Other Information

A.    Restatement of Financial Statements

        In 1999, the Company entered into a joint venture with units of Elan. As part of that transaction, the Company issued to Elan International Services 12,015 shares of its Series A Preferred Stock, with an initial value and liquidation preference of $1,000 per such share, or $12,015,000. In a concurrent transaction, Elan and the Company formed a joint venture Sentigen, with Elan and the Company holding 19.9% and 80.1% of the shares of common stock of Sentigen, respectively.

        The holders of Series A Preferred Stock were entitled to an in-kind 7% dividend payable semi-annually solely in additional shares of Series A Preferred Stock.  In addition, if the Company’s Board of Directors declared a dividend or distribution on the common stock, holders of Series A Preferred Stock would have been entitled to receive the amount of dividend or distribution in the same form as received by the common stockholders as if the Series A Preferred Stock had been converted to common stock.  No dividends have been declared or paid on the common stock and the Board of Directors had stated its intention not to do so throughout the period during which the Series A Preferred Stock was outstanding.  In addition, the holder of the Series A Preferred Stock had the right, exercisable three years after the date of issuance, to exchange it for the number of additional shares of Sentigen Ltd. that would result in the holder of the Series A Preferred Stock owning 50% of Sentigen Ltd.  If the holder of the Series A Preferred Stock exercised this exchange right it would have been obligated to pay the Company 30.1% of the total amount of Sentigen Ltd.‘s development funding through the date of the exchange (which could be have been satisfied through reduction of amounts owed by the Company under a convertible promissory note, by payment of cash, or a combination of the two).

        These shares of Series A Preferred Stock, plus accreted dividends, were convertible into shares of the Company’s common stock at any time after October 20, 2001 for a conversion price of $84.68 per share of Series A Preferred, which such value at December 31, 2003 having accumulated to $16,036,810 (or 16,036.81 shares of Series A Preferred stock).

        As indicated, Elan had the right to exchange only its original 12,015 shares of the Company’s Series A Preferred Stock for additional shares of Sentigen’s common stock of such an amount to increase Elan’s holdings from the aforementioned 19.9% interest in Sentigen to 50%. Any dividends otherwise accreted as attributable to shares of the Series A Preferred Stock and available for potential conversion into the Company’s common stock, however, were not available in the event that in the alternative Elan had elected to exchange the shares of Series A Preferred Stock in order to increase its Sentigen holdings to 50%.

        The Company initially accounted for the issuance of the 12,015 shares of Series A Preferred Stock as permanent equity in the Company’s Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity/(Deficit) in the year ended December 31, 1999 and all year ends thereafter. Upon the issuance of EITF D-98 in July 2001, the Company evaluated the above-described transaction and made a determination that the elements were not present to warrant a reclassification of any of the value attributed to the shares of Series A Preferred Stock from permanent equity to mezzanine equity.

        On June 30, 2004, the Company reevaluated its position with respect to EITF D-98 and determined that the value attributable to the 12,015 shares held by Elan of the Company’s Series A Preferred Stock, or $12,015,000 should be reclassified as mezzanine equity. The Company further determined that, inasmuch as the otherwise accreted dividends could only be considered as (a) preferential over common shareholders in the event of a liquidation of the Company’s assets, or (b) additional value to be realized in the event that the underlying shares of Series A Preferred Stock were converted into common stock of the Company, that such value should not be reclassified as mezzanine equity, but should remain in permanent equity as such.

        Therefore, and in accordance with the provision of EITF D-98, the Company has restated its Consolidated Balance Sheets for the years ended December 31, 2002 and December 31, 2003, together with the Consolidated Statements of Shareholders’ Equity/(Deficit) for all years ended December 31, 1999 to and through December 31, 2003, to which these “Notes to Consolidated Financial Statements” relate, by reclassifying $12,015,000 from permanent equity to mezzanine equity. There is no effect on the Company’s Consolidated Statements of Operations as a result of this reclassification.

        The effect of the reclassification is as follows: (a) the mezzanine equity was increased by $12,015,000 (from $0 to $12,015,000) for each of the fiscal years ended December 31, 2002 and 2003; (b) the par value of the Series A Preferred Stock was reduced by $120 (from $128 to $8) for each of the fiscal years ended December 31, 2002 and 2003; and (c) the additional paid-in capital was reduced by $12,014,880 for each of the fiscal years ended December 31, 2002 and 2003 (from $43,144,880 to $31,130,000 for the fiscal year ended December 31, 2002 and from $50,199,203 to $38,184,323 for the fiscal year ended December 31, 2003).

        Because the Company did not have any accumulated profits for any of the subject periods, the Company did not record any accreted dividends, which accumulated to $4,021,810 as of December 31, 2003, through the apportionment of accumulated losses within the Consolidated Statements of Shareholders’ Equity/(Deficit) for all years ended December 31, 1999 to and through December 31, 2003.

B.    Kyosei Agreement.

        In April 2004, the Company received a payment of $2,000,000, less Japanese withholding taxes, from a Japanese pharmaceutical company (see “Liquidity and Basis of Presentation – Going Concern” which follows).

Liquidity and Basis of Presentation—Going Concern

        The accompanying financial statements are prepared assuming the Company is a going concern. The Company has reported accumulated losses since inception of $51,518,697. The Company believes it lacks sufficient working capital to fund operations for the entire fiscal year ending December 31, 2004. Substantial additional capital resources will be required to fund its ongoing operations. Management believes there are a number of potential alternatives available to meet the continuing capital requirements such as public or private financings or collaborative agreements. The Company is taking continuing actions to reduce its ongoing expenses. If adequate funds are not available, the Company will be required to significantly curtail its operating plans and my have to sell or license out significant portions of the Company's technology or potential products.

        At December 31, 2003, we had a net deficit position (our liabilities, puttable share obligations and mezzanine equity, combined, exceeded our assets). Among other factors, we have reclassified $12,015,000 of our Series A Preferred Stock as mezzanine equity to acknowledge the holder's right to exchange that security for that number of additional shares of Sentigen to increase its ownership of Sentigen to 50%. As discussed below, we believe that the probability of the holder exercising the exchange right is remote.

        Under the Certificate of Designations of the Series A Preferred Stock the holder has a Series A Liquidation Preference entitling it as of December 31, 2003 to the first $16,036,810 of funds available for distribution to stockholders upon liquidation of the Company and has the right to convert shares of Series A Preferred Stock into common stock at any time after October 20, 2001 at a conversion price of $84.68 per share. The conversion price is subject to adjustment for certain dilutive events. Alternatively, the holder of Series A Preferred Stock may exchange the initial 12,015 shares of Series A Preferred Stock for common shares of Sentigen so that the holder of Series A Preferred Stock owns 50% of the equity of Sentigen. Shares attributable to dividends are not exchangeable and thus not reclassified as mezzanine equity. The exchange right terminates six years after issuance, or October 19, 2005. As the initial value of the Series A Preferred Stock is exchangeable at the holder's option into additional shares of Sentigen, we have reclassified $12,015,000 as mezzanine equity until such time that the exchange right terminates either by the passage of time or the agreement of the holder to terminate or irrevocably to not exercise the right. We believe that as the development program for N1177 will require several years to complete and as no research had been conducted on N1177 during 2003 due to our capital constraints that the probability of the holder exercising his exchange right prior to the expiration of that right is remote.

        On December 16, 2003, we entered into a License Agreement (the "Kyosei Agreement") with Kyosei Pharmaceutical Co. Ltd. ("Kyosei"), a subsidiary of the Sakai Group. The Kyosei Agreement gives Kyosei an exclusive license to develop and market Imagent for all indications in Japan. The terms of the Kyosei Agreement provide for the payment to the company of up to $10 million in fees and development milestone payments plus royalties on commercial sales. Kyosei will also pay the company to manufacture Imagent for Kyosei's clinical and commercial requirements and we will receive royalties based on commercial sales. In each of December 2003 and April 2004, we received a payment of $2,000,000, less withholding taxes. Additional payments are expected in 2005 and beyond. Future payments from Kyosei are based on certain milestones of clinical development, including the commencement of and completion of clinical studies and approval for sale by Japanese regulatory authorities. Commencement of clinical studies is not expected to be earlier than 2005, and the development program, including regulatory approval, is expected to take four or more years. Accordingly, commercial sales, upon which we will earn royalties, are not expected to commence earlier than 2008. While we believe that Imagent clinical studies will be successful, there can be no assurance that such studies conducted in Japan will be successful or that the product will be approved for sale by Japanese authorities. Please see Revenue Recognition and Deferred Revenue, below.

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

Purchased Technology

        On June 18, 2003, we closed on the acquisition of assets, including Purchased Technology, related to the diagnostic imaging business, including Imagent, an FDA-approved product, of Alliance. Imagent is an intravenous contrast agent for use with ultrasound imaging equipment to improve visualization of blood vessels for better diagnosis of disease and assessment of organ function. Imagent consists of perfluorochemical-based "microbubbles" that are highly echogenic (reflect ultrasound signals strongly) in the bloodstream, thereby significantly enhancing ultrasound images. We also entered into a number of agreements related to that acquisition. Included in the purchase were an FDA-approved manufacturing facility, the marketing, manufacturing and supporting infrastructure for the product and an intellectual property portfolio of approximately thirty patents in the area of ultrasound imaging.

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

Financial Instruments

        The carrying amounts reported in the consolidated balance sheets for cash, accounts payable and accrued expenses approximate fair value because of the short-term nature of these amounts. The Company's note payable and lines of credit approximate fair value based on instruments with similar terms.

Stock Options

        In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment to FASB Statement No. 123 was issued. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock Based Compensation. The company adopted the disclosure requirements of SFAS No. 123 effective December 31, 2002. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting proscribed in APB No. 25 and, accordingly, does not recognize compensation expense for stock option grants made to employees at an exercise price equal to or in excess of the fair value of the stock a the date of grant.

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

        The pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company has accounted for its stock-based compensation under the fair value method prescribed in SFAS No. 123. The fair value of the options was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions:

	2001	2002	2003
Weighted average fair value per options granted	$3.64	$1.31	$1.82
Significant assumptions (weighted average)
Risk-free interest rate at grant date	4.8%	2.8%	2.56%
Expected stock price volatility	95.5%	98.0%	98%
Expected option life (years)	5	5	5

Recent Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective as of July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the results of operations or the financial position of the Company.

        In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the results of operations or the financial position of the Company.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", effective for fiscal years ending after December 15, 2002. This rule amends SFAS No. 123 to provide several alternatives for adopting the stock option expense provisions of SFAS No. 123, as well as additional required interim financial statement disclosures. SFAS No. 148 does not require companies to expense stock options in current earnings. The Company has not adopted the provisions of SFAS No. 123 for expensing stock based compensation (see "—Employee stock option and stock purchase plans"); however, the Company has adopted the additional interim disclosure provisions of the statement. The impact of the adoption of SFAS No. 148 did not have a material impact on the results of operations or the financial position of the Company.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 eliminates Emerging Issues Task Force, or EITF, Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, as opposed to being recognized at the date of entity's commitment to an exit plan under EITF No. 94-3. Examples of costs covered by the standard include lease termination cost and certain employee severance costs that are associated with a restructuring; discontinued operation, plant closing or other exit or disposal activity. Furthermore, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liabilities. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. During 2003 the Company recognized $136,947 of restructuring costs for lease termination and restructuring associated with the closure of its Pennsylvania facility and move to the Alliance facility in San Diego, CA.

        In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities," which was originally effective on July 1, 2003. In December 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to March 31, 2004 for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003. The Company has completed its evaluation of the provisions of FIN 46 and does not have any significant interests in variable interest entities. Accordingly, the adoption of FIN 46 did not have a material impact on the results of operations or the financial position of the Company.

        In November 2002, the FASB issued Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002 and did not have a material impact on the Company.

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

3.    Purchased Technology

        On June 18, 2003, the Company acquired the medical imaging business including Imagent® (perflexane lipid microspheres), an FDA-approved product, of Alliance Pharmaceutical Corp. The Company's financial statements include the results of operations for the Purchased Technology from the closing date of the transaction, June 18, 2003, through the end of the reporting period

        Included in the purchase were an FDA-approved manufacturing facility, the marketing, manufacturing and supporting infrastructure for the product, and an intellectual property portfolio of approximately thirty patents in the area of ultrasound imaging. Imagent has been approved for marketing by the FDA for use in patients with sub optimal echocardiograms to opacify the left ventricle and thereby improve visualization of the main pumping chamber of the heart, and to improve delineation of the endocardial borders of the heart. As a result, ultrasound with Imagent may better distinguish normal and abnormal heart structure and function—two critical indicators of cardiac health. Echocardiography is the most widely used imaging modality for the diagnosis of heart disease, the leading cause of death in the U.S. The attractiveness of the ultrasound imaging market potential together with the acquisition of an approved product and an extensive intellectual property portfolio were fundamental reasons for the acquisition and primary determinants of the purchase price.

        The Purchased Technology acquisition costs and allocation to the assets acquired and liabilities assumed including adjustments in the third and fourth quarters 2003 is as follows:

Summary of Purchase Transaction:
Fair value of common stock issued	$5,583,268
Fair value of common stock to be issued	5,043,226
Cash advances in prior year applied	1,255,000
Net current year cash advances applied	2,763,052
Cash paid at closing	669,117
Direct current year payments to vendors on behalf of Alliance	388,387
Assumption of debt to Xmark	2,500,000
Assumption of certain Alliance liabilities	3,422,036
Acquisition costs	1,254,205

Purchase Price	$22,878,291
Fair Value of Assets Acquired and Liabilities Assumed:
Property, plant & equipment	$7,240,145
Purchased technology	15,638,146

Fair Value of Assets Acquired	$22,878,291

        At the closing, the Company paid approximately $669,000 in cash and delivered 2,198,137 shares of its common stock. In addition to bridge financing the Company provided to Alliance before the closing, its purchase of a $1,250,000 interest in Alliance's obligations to two of its creditors, Xmark Fund, Ltd. and Xmark Fund, L.P. (collectively "Xmark"), and its assumption of specified Alliance operating liabilities related to Imagent, the Company is obligated to pay, at various times between 90 and 365 days after the closing, (i) an aggregate of $2,500,000 to Xmark, (ii) subject to reaching satisfactory agreements with certain Alliance secured and unsecured creditors, an aggregate amount of up to $3,304,793 to creditors other than Xmark and (iii) subject to stockholder approval, deliver an aggregate of approximately 1,985,522 shares of its common stock. On February 5, 2004, the shareholders approved the issuance of the additional shares of common stock.

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

        The Company must also pay Alliance further consideration in the form of an earn out based on Imagent revenue, subject to certain reductions, after the closing and through June 2010. This earn out equals, for each year of the earn out: 7.5% of Imagent revenue up to $20,000,000; 10% of Imagent revenue between $20,000,000 and $30,000,000; 15% of Imagent revenue between $30,000,000 and $40,000,000; and 20% of Imagent revenue above $40,000,000. The earn out will be reduced by amounts the Company pays pursuant to a license agreement with Schering Aktiengesellschaft ("Schering"), net of payments received from Schering under the license, and amounts of any indemnification claims the Company has against Alliance. The earn out is subject to three additional offsets (which are to be applied in the manner described in the Asset Purchase Agreement dated as of June 10, 2003 with Alliance) that entitle the Company to retain portions of the earn out otherwise payable to Alliance.

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

	Pro Forma 12 Months ended Dec 31, 2003	12 Months ended Dec 31, 2002
Expenses:
Research & development	$7,030,978	$14,002,984
Sales, general and administrative	16,387,260	10,399,159
Restructuring charge	—	807,483

Total Expenses	23,418,238	25,209,626
Loss from joint venture	(5,389,338)	(3,452,837)
Investment income	7,394	1,563
Interest expense	(483,167)	(418,466)

Loss from continuing operations	(29,283,349)	(29,079,366)
Discontinued operations—net	—	10,283,322

Net income (Loss)	$(29,283,349)	$(18,796,044)

Dividends on Preferred Stock	(1,066,280)	(1,997,723)

Net income (loss) applicable to common shareholder	(30,349,629)	(20,793,767)

Pro forma net income (loss) per share	$(1.58)	$(1.45)

Weighted average number of common shares outstanding—basic and diluted	19,265,599	14,371,265

        The statement of revenues and expenses of Imagent are based upon an audit of that business as filed on Form 8-K/A on October 27, 2003.

        As an integrated operation of Alliance, the Imagent business did not, in the normal course of operations, prepare separate financial statements in accordance with accounting principles generally accepted in the United States. The accompanying financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for presentation of less than full financial statements and for inclusion in our Current Report on Form 8-K. These financial statements are not intended to be a complete presentation of the Imagent business' financial position and operating results. The Statement of Assets Acquired and Liabilities Assumed include assets and liabilities that are purchased or assumed by the Company. The Statement of Revenues and Direct Expenses include direct charges for expenses and indirect charges for other common expenses and corporate expenses. Common expenses include, but are not limited to, shared services, such as human resources, accounting, information technology, and legal services. Common and corporate expenses are charged to the business unit based on direct labor hours, which is deemed to be a practical and reasonable method. There was no direct interest expense incurred by or allocated to the Imagent business, therefore, no interest expense has been reflected in these financial statements. These financial statements are not necessarily indicative of the results of operations that would have occurred if the Imagent business had been an independent company.

        The pro forma data give effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of:

  •
  Amortization of intangibles (totaling $15,136,282) of the Purchased Technology of $1,261,357 and $630,678 for the twelve- and six-month periods ended December 31, 2002 and June 30, 2003, respectively. The estimated life of the purchased technology is twelve years.

  •
  The issuance of 4,183,659 shares of common stock related to the acquisition of the Purchased Technology incorporated into the calculation of weighted shares outstanding.

        This unaudited pro forma information is not necessarily indicative of the actual results that would have been achieved had the Purchased Technology been acquired the first day of the Company's twelve- or six-month periods, nor is it necessarily indicative of future results.

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

        Sentigen Ltd. ("Sentigen") was formed to hold the operations, assets and liabilities of the joint venture. Elan purchased 2,980 shares of Sentigen nonvoting convertible preferred stock for $2,985,000 representing a 19.9% ownership interest. Elan also purchased 12,015 shares of the Company's Series A convertible exchangeable preferred stock for $12,015,000. In connection with the issuance of the preferred stock to Elan, the Company granted warrants to Elan to purchase 100,000 shares of the Company's common stock at $84.68 per share which was valued at $678,000. As a result, a preferred stock dividend of $436,041 was recorded for the accretion of the preferred stock to its face value of $12,015,000 over the period until it is first convertible. Beginning in 2000, in accordance with EITF 00-27, the Company recorded an additional preferred stock dividend to represent the beneficial conversion feature associated with the intrinsic value of the Series A Preferred conversion option. As a result, an additional preferred stock dividend of $436,041 was recorded over the period until it is first convertible. As of December 31, 2001, the beneficial conversion feature was fully recorded.

        The Company purchased 12,000 shares of Sentigen's common stock for $12,015,000 representing an 80.1% ownership interest.

        Sentigen used the $15,000,000 received from the Company and Elan to purchase from Elan a worldwide license to certain patented Elan technology related to the joint venture. The acquisition of the license by Sentigen was for certain issued patents with multiple applications and not for the use of pending or in process research and development, and therefore capitalized. Expenses incurred by the

Company and Elan, which relate to the development of the diagnostic imaging agents, are charged to Sentigen.

        As part of our annual audits, we, on behalf of Sentigen, prepared cash flow projections of the product, N1177 including assumptions of research and clinical development costs, market size, market share and resulting potential revenues and the costs (manufacturing, marketing and sales along with administrative costs) to generate the projected revenue stream. These cash flows, assuming that the research is successful, were then discounted to a present value. During the year, we incorporated these projections as part of the analysis of any impairment in the value of the joint venture.

        As part of our review of our financial statements at year end 2002, we evaluated the carrying value of the Sentigen license in light of the projection of cash flows and availability of capital to conduct the research in a timely manner. Accordingly, we advised Sentigen to reduce the carrying value of the Elan license by $2,500,000.

        Further, as part of our review of our financial statements for the quarter ended June 30, 2003, we again evaluated the carrying value of the Sentigen license in light of the projection of cash flows, the availability of capital to conduct the research in a timely manner, the knowledge that this area of research was no longer an area stated by Elan to be an area of focus for that company, and the priority of committing capital to the further development of N1177 in light of our other priorities, namely the continued development of PH-50 and the manufacturing and marketing of its recently acquired Imagent Business. Accordingly, we advised Sentigen to reduce the carrying value of the Elan license by $5,750,000 to a value of approximately $4,060,000, it being also determined, in the judgment of certain of our directors with experience in these matters, that a value of approximately $4,000,000 could be fair should Sentigen either sell or license N1177 to a third party.

        Elan granted the Company a line of credit of $4,806,000 to be used by the Company to fund its portion of Sentigen's research and development. Principal and interest under the line of credit, if any, become due and payable in 2005 or, at the option of Elan, can be converted into the Company's common stock at $72.60 per share. Any borrowings under the line of credit would bear interest at 8%. At December 31, 2001, borrowings on this line of credit were $2,314,005 and accrued interest was $48,429. During 2002, the Company borrowed an additional $532,905 and incurred additional accrued interest of $187,148. On November 12, 2002, the total borrowings of $2,846,910 and accrued interest of $235,577 were converted to common stock at a conversion price of $24 per share and the line of credit was cancelled. A beneficial conversion amount of $206,348 was recorded as a result of the decrease in the original conversion price.

        In connection with the joint venture agreement, Elan also purchased 115,385 shares of the Company's common stock for $6,000,000. The total cash proceeds from the equity issuance to Elan of $18,015,000 were allocated to the common stock, preferred stock and the warrants. If in the Company's next third-party offering after the issuance of the Series A Preferred, it sells common stock at a price less than $52 per share, the Company must issue additional shares to Elan so that Elan's overall price for its common stock equals the effective price in that third-party offering. During 2001, the Company issued 190,857 shares of common stock to satisfy this requirement. Additionally, proceeds received under the line of credit amounting to $4,806,000 was allocated to common stock upon conversion.

        Elan has substantive participating rights in Sentigen, including the requirement for approval of the business plan and budgets and equal representation on the management committee which decides all day-to-day functions. As a result, the Company's investment in Sentigen is recorded under the equity method.

        Following is summarized unaudited financial information for Sentigen at December 31, 2002 and 2003 and for the years then ended:

	2002	2003
Cash	$410	$410
License purchased from Elan, net of amortization and impairment of $4,701,693 and $11,429,357 respectively	10,298,907	3,570,643

Total assets	$10,299,317	$3,571,053

Due to affiliates	$378,099	$378,099
Total shareholders' equity	9,921,218	3,192,954

Total liabilities and equity	$10,299,317	$3,571,053

Research and development expense	$823,409	$—
General and administrative expense	18,329	—
Amortization of license	978,264	978,264
Impairment of license	2,500,000	5,750,000

Net loss	$(4,320,002)	$(6,728,264)

5.    Property, Plant and Equipment

        Property, plant and equipment consist of the following at December 31, 2002 and 2003:

December 31,	2002	2003
Leasehold improvements	$33,131	$5,527,738
Furniture, fixtures and equipment	17,520	1,762,913

Total	50,651	7,290,651
Accumulated depreciation and amortization	(14,651)	(996,091)

Property, plant and equipment, net	$36,000	$6,294,560

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

        License Agreements:    In September 1997, Alliance entered into the Schering License Agreement, which provided Schering with worldwide exclusive marketing and manufacturing rights, drug compositions, and medical devices and systems related to perfluorocarbon ultrasound imaging products, including Imagent. In February 2002, the agreement with Schering was modified to give Alliance exclusive rights to market the product in the U.S. for cardiology indications for a five-year period, with Schering to be paid a nominal royalty on such sales. At the expiration of the five-year period, Alliance had the option to acquire all of Schering's rights to the product on a worldwide basis or, alternatively, to allow Schering the opportunity to obtain co-promotion rights along with Alliance. The rights Alliance had under the Schering License Agreement were transferred to IMCOR at the consummation of its acquisition of the Imagent Business.

        Concurrent with the restructuring of the Schering agreement in 2002, Alliance entered into a five-year exclusive agreement with Cardinal Health, Inc. ("Cardinal") to assist the marketing of Imagent. Under the agreement, Cardinal will perform certain packaging, distribution, and sales services for Alliance under a fee-for-service arrangement. IMCOR assumed the Cardinal agreement from Alliance at the consummation of the Imagent acquisition.

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

        Amersham filed an answer dated July 18, 2003 denying the material allegations of our claims and asserting certain affirmative defenses and counterclaims. Amersham's counterclaims against us include claims of patent infringement, breach of contract, breach of good faith and fair dealing, and tortuous interference with contract. We are studying Amersham's answer, defenses and counterclaims in consultation with our counsel.

        It is not presently feasible to determine whether there is a reasonable possibility that a loss may have occurred. Such a determination will only be possible after the facts and circumstances of the litigation have been established and, potentially, litigated before a court of competent jurisdiction. Intellectual property disputes are often settled through licensing arrangements, which if resolved unfavorably, could be costly to us or ultimately make it unfeasible to market the product. In any intellectual property litigation, it is possible that licenses necessary to settle the dispute would not be available on commercially reasonable terms or that we would not be able to redesign our technologies to avoid any claimed infringement thus resulting in our inability to sell the product.

        On July 29, 2003, the European Patent Office revoked Amersham's European Patent (EP) No. 620744 with claims directed to contrast agents. We had brought the opposition proceeding against the EP "744 patent in the European Patent Office. The EP "744 is a counterpart to the patents that are the subject of our suit against Amersham in the United States described above. See "Risk Factors—We filed a suit against Amersham for patent infringement, which, if resolved unfavorably, could impede our ability to utilize our patents for Imagent," above.

8.    Secured Debt

        Notes payable—At the closing of the Technology Purchase, the Company issued to Xmark promissory notes in the total principal amount of $2,500,000. The notes were payable in two equal installments on August 5 and November 3, 2003 or (if sooner) at the time the Company completed a financing of at least $18,000,000 of gross proceeds and bear interest at 3% over the prime rate. Interest is payable in shares of common stock.

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

  •
  The definition of "Event of Default" was amended. The provision that an Event of Default included any default by the Company in the payment of borrowed money indebtedness was eliminated. Instead, the Company agreed that it would be an Event of Default if it made any repayments of borrowed money indebtedness.

  •
  If the Company makes payments to certain institutions, it will make a pro-rata payment to Xmark.

        Lines of Credit—To obtain funds for operations and certain cash payments related to the Technology Purchase, the Company issued $11,417,000 in notes, of which $4,160,000 are Revolving Convertible Senior Secured Promissory Notes ("Revolving Notes") and the balances are non-convertible ("Demand Notes") (collectively, the "Promissory Notes") to three institutional investors ("Investors"). The Promissory Notes are secured by a first priority security interest on all the Company's assets (but as to the lien on Imagent related assets, the lien is subordinate to the security interest held by Xmark see Notes 3, 8 and 9), bear interest at 7.25% per annum, compounded monthly, and were due on the earlier of August 5, 2003 (in the case of the Revolving Notes) or are due upon demand (in the case of the Demand Notes) or are due upon the occurrence of an "acceleration event" (in the case of all Promissory Notes). All principal and interest under the Revolving Notes was to convert into the Company's common stock upon completion of a qualified financing that closes before August 5, 2003 at the same price and on the same terms as are in effect for the other investors in the qualified financing; and the Investors will have the same rights, benefits and obligations as other investors in that financing. No such financing had occurred as of August 5, 2003. The acceleration events include a breach of the Company's obligations or representations under a security agreement in favor of the Investors; if the Company files for bankruptcy protection or similar events occur indicating insolvency; if the Company liquidates, or if the Company incurs any debt senior or pari passu to the debt of the Investors.

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

9.    Stockholders' Equity Transactions, Series A Preferred Stock Classification and Puttable Shares

        (a)   The Company applies the recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and applies the fair value-based method of accounting for stock options issued to nonemployees,. The Company has issued options and warrants in exchange for consulting services rendered. The Company issued 10,000 options in 1998, 2,500 options and 125,500 warrants in 1999, 5,250 options and 128,750 warrants in 2000, 7,500 options in 2001, 200,000 warrants in 2002 and 10,000 options in 2003 to nonemployees. During 2002 the Company issued 190,000 warrants to vest upon achievement of certain milestones. As of December 31, 2003 the warrants are unvested and no expense has been recognized. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value of the options and warrants issued, determined using the Black-Scholes option pricing model (see Note 1). Fair market value for options and warrants issued for consulting services were determined to be $3.08 in 2001, $1.01 to $1.81 in 2002 and $1.60 in 2003. Consulting costs charged to operations were $825,092 in 2001, $395,870 in 2002 and $16,521 in 2003. In 2002, the Company also issued 390,556 options in settlement of a lawsuit associated with restructuring costs. The value of these options under the Black-Scholes option pricing model was $806,415 which was recorded as restructuring charges in 2002.

        (b)   Series A Preferred Stock—In October 1999 the Company issued 12,015 shares of preferred stock as Series A Preferred Stock ("Series A Preferred"). For the first six years from issuance, the preferred stock has a mandatory dividend of 7%. Such dividends are cumulative and compound on a semiannual basis and are payable semiannually solely by the issuance of additional preferred Series A stock. The Company has a deficit and, as a result, the dividends have been recorded against paid-in capital.    In accordance with the provisions of the agreement, the Company issued additional preferred shares of 841 in 2000 in settlement of dividend requirements. Therefore, at December 31, 2003, there were 12,856 shares of Series A Preferred outstanding. The Company has accrued and will issue 3,181 preferred shares in fulfillment of the 2001, 2002 and 2003 dividend requirements. The Series A Preferred shall rank senior to any future series of preferred stock unless the majority of the Series A shareholders agree to rank pari passu with any future issuances. The liquidation preference is $1,000 per share. The Series A Preferred is convertible, after two years but before six years from issuance, into common stock of the Company with an initial conversion price of $84.68.

        Under the Certificate of Designations of the Series A Preferred Stock the holder has a Series A Liquidation Preference entitling it as of December 31, 2003 to the first $16,036,810 of funds available for distribution to stockholders upon liquidation of the Company and has the right to convert shares of Series A Preferred Stock into common stock at any time after October 20, 2001 at a conversion price of $84.68 per share. The conversion price is subject to adjustment for certain dilutive events. Alternatively, the holder of the Series A Preferred Stock may exchange the initial 12,015 shares of Series A Preferred Stock for common shares of Sentigen so that the holder of Series A Preferred Stock owns 50% of the equity of Sentigen. The exchange right terminates six years after issuance, or October 19, 2005. As the initial value of the Series A Preferred Stock is exchangeable at the holder's option into additional shares of Sentigen, we have reclassified $12,015,000 as mezzanine equity until such time that the exchange right terminates either by the passage of time or the agreement of the holder to terminate or irrevocably to not exercise the right. We believe that as the development program for N1177 will require several years to complete and as no research had been conducted on N1177 during 2003 due to our capital constraints that the probability of the holder exercising his exchange right prior to the expiration of that right is remote.

        The holder of Series A Preferred is only entitled to vote on matters that adversely affect or change the rights of holders of Series A Preferred and does not have the right to vote on the election of directors of the Company. The holder of Series A Preferred also had a preemptive right until October 2003 to participate in any offering of the Company.

        (c)   Series B Preferred Stock—In February 2000, the Company completed a private placement of its Series B Convertible Preferred Stock ("Series B Preferred"). The Company received cash proceeds, net of related expenses, of $5,276,340 in exchange for 337,056 shares of the Series B Preferred. The Series B Preferred had an annual dividend rate of 6%. In accordance with the provisions of the agreement, the Company issued additional preferred shares of 20,224 in 2001 and 40,194 in 2002 in settlement of dividend requirements.

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

        (d)   Common Stock—The Company is subject to six sets of registration rights agreements covering an aggregate of approximately 15,028,000 shares of the Company's common stock, options and warrants that have vested covering the Company's common stock, its common stock issued/issuable pursuant to the acquisition of the Imagent Business (including shares issued/issuable to Xmark) and common stock issuable upon conversion of the Company's Series A Preferred. Excluded from this total are shares of common stock issuable pursuant to the Company's Revolving Convertible Senior Secured Promissory Notes as this conversion rate is dependant upon the pricing of the Company's next Qualified Equity Financing, as defined in the terms of the notes. All of the agreements contain piggyback registration rights and two contain demand registration rights upon the occurrence of certain events and subject to various terms and conditions. Of the 15,028,000 shares, 4,502,000 shares are entitled to piggyback registration only, 50,000 shares are entitled to both demand and piggyback registration and 10,244,000 shares will be registered by the Company within the time frames set forth in the respective registration agreements. Warrants that have vested covering 187,431 shares of the Company's common stock have weighted average anti-dilution rights.

        On March 13, 1998, the Company completed a private placement of 218,755 shares of common stock for $32 per share to a number of accredited investors. The Company received $6,950,000, net of related expenses of approximately $50,000 from this offering.

        On February 9, 2001, the Company's shelf registration on Form S-3 was declared effective. Under the shelf registration, the Company could have issued up to $40,000,000 of common stock. As of December 31, 2002, 173,872 shares had been issued under the shelf registration for cash proceeds of $1,068,723, net of related expenses of $56,252. The Company's registration statement is no longer effective.

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

        On November 12, 2002, the Company also effected the split-off of Photogen, Inc. and the assets and liabilities related to the Company's therapeutic line of business to the five founding stockholders of the Company (the "Tennessee Stockholders") in exchange for all of their common stock in the Company. The Tennessee Stockholders owned 5,137,109 shares of the Company and those shares were cancelled prior to December 31, 2002. The market value of the 5,137,109 shares on the date of the split-off was $12,226,319.

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

        On May 2, 2003, the Company executed a Going Forward Agreement with Xmark that provided, among other things, for the issuance of shares of the Company's common stock upon the acquisition of the Purchased Technology as payment for interest owed by Alliance to Xmark. On June 18, 2003, the Company issued 2,198,137 shares of its common stock to certain creditors of Alliance, including 1,056,144 shares to Xmark pursuant to the Going Forward Agreement, as partial consideration for the Technology Purchase. Following approval by shareholders, the Company will issue an additional approximately 1,985,522 shares to certain other creditors as part of the Purchased Technology. The value of these shares was treated as acquisition consideration at fair market value (see Note 3). Such approval was obtained at the Company's shareholder meeting held on February 5, 2004.

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

        Total shares issued to Xmark as a result of the agreements noted above are 1,926,619. In addition, an aggregate of 43,048 shares of the Company's Common Stock are issuable to Xmark for payment of accrued interest. Xmark has a put right for all these shares that would, under certain circumstances, require the Company to purchase the shares from Xmark at a price of $1.00 per share. As a result, $1,969,668 has been classified as mezzanine equity at December 31, 2003.

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

        Options granted under these plans may be either "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code, or nonqualified options. In 2003, 1,050,000 options were issued outside of the option plans in a grant to an executive officer subject to the approval of shareholders. Shareholders representing more than fifty percent of the Company's outstanding stock have agreed to approve this option grant. In 2002, the Company issued 358,000 options outside of the option plans as settlement of certain obligations; these were fully expensed in 2002.

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

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at Dec 31, 2003	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Outstanding at Dec 31, 2003	Weighted Average Exercise Price
$ 0.93 - $ 1.08	3,354,597	$1.08	8.32	1,212,425	$1.08
$ 1.09 - $ 4.56	2,281,431	$1.36	9.24	433,057	$1.79
$ 4.57 - $11.00	539,128	$10.17	5.56	397,471	$10.18
$11.01 - $27.50	13,125	$23.04	2.87	13,125	$23.04
$27.51 - $53.00	269,499	$34.13	6.45	268,999	$34.10
$53.01 - $60.25	752,500	$60.00	6.38	752,500	$60.00

Total	7,210,280	$9.27	8.12	3,077,577	$19.74

        Information with respect to the warrants follows:

Year ended December 31,	2001	2002	2003
Warrants outstanding at beginning of year	287,431	287,431	427,431
Warrants granted	—	390,000	—
Warrants exercised	—	—	(50,000)
Warrants forfeited	—	(250,000)	—

Warrants outstanding at end of year	287,431	427,431	377,431

Warrant prices per share outstanding	$37.80 - 84.68	$1.08 - 84.68	$1.08 - 84.68

Weighted average exercise price
Warrants granted	$—	$1.78	$—
Warrants forfeited	$—	$37.80	$—
Warrants outstanding at end of year	$43.08	$7.94	$8.84
Warrants exercisable at end of year	$43.08	$12.27	$15.25
Number of warrants exercisable	287,431	237,431	187,431
	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding at Dec 31, 2003	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Outstanding at Dec 31, 2003	Weighted Average Exercise Price
$ 1.08 - 2.52	340,000	$1.78	4.5	150,000	$1.08
$44.20 - 47.78	12,431	$46.67	3.8	12,431	$46.67
$84.68	25,000	$84.68	1.7	25,000	$84.68

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

12.    Restructuring

        In 2003, the Company closed its Pennsylvania corporate headquarters and transferred its headquarters to its Imagent facility in San Diego, California. The Company recorded a charge of $244,459 in the third quarter ($199,529 for remaining lease payments for the office, $12,103 for certain remaining equipment leases and $32,827 to write off certain leasehold improvements) related to the closing of the office. At December 31, 2003, the remaining obligation under the lease amounts to $136,947.

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

        Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company's net operating losses could be limited in the event of cumulative changes in ownership of more than 50%. However, the Company does not believe such limitation will have a material effect upon the Company's ability to utilize the carryforwards.

14.    Selected Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data for 2003 and 2002 is as follows:

	Quarter
2003
	First	Second	Third(a)	Fourth(a)
Operating expenses(b)	$4,749,521	$2,536,510	$4,868,947	$4,753,415
Loss from continuing operations(c)	(4,940,896)	(7,389,855)	(5,261,431)	(5,181,322)
Net income (loss)	(4,940,896)	(7,389,855)	(5,261,431)	(5,181,322)
Basic and diluted loss per share from continuing operations(d)	(0.30)	(0.42)	(0.25)	(0.24)
Basic and diluted income (loss) per share(d)	(0.31)	(0.44)	(0.26)	(0.25)

	Quarter
2002
	First	Second	Third	Fourth
Operating expenses(e)	$1,208,285	$906,957	$1,218,083	$2,732,138
Loss from continuing operations(f)	(1,813,246)	(1,341,652)	(1,594,897)	(5,185,408)
Income (loss) from discontinued operations(g)	(502,449)	(544,657)	(244,719)	11,575,147
Net income (loss)	(2,315,695)	(1,886,309)	(1,839,616)	6,389,739
Basic and diluted loss per share from continuing operations(d)	(0.23)	(0.17)	(0.20)	(0.51)
Basic and diluted income (loss) per share from discontinued operations(d)	(0.05)	(0.06)	(0.03)	0.96
Basic and diluted income (loss) per share(d)	(0.28)	(0.23)	(0.23)	0.45

(a)
Includes the results of operations following the acquisition on June 18, 2003 of the Imagent Business from Alliance Pharmaceutical Corp.

(b)
Operating expenses for the first quarter 2003 includes a reserve of $1,491,500 for the value of notes receivable from Alliance.

(c)
Loss from continuing operations in the second quarter 2003 includes an increase in loss from joint venture of $4,605,000 resulting from the impairment of the value of the joint venture's licensed technology

(d)
Earnings (loss) per share calculations for each of the quarters are based on the weighted average shares outstanding for each period. The sum of the quarters may not necessarily be equal to the full year earnings per share amounts.

(e)
Operating expenses for the fourth quarter 2002 includes a charge of $988,184 from the issuance of stock options to employees.

  (f)
  Loss from continuing operations for the fourth quarter 2002 includes an increase in loss from joint venture of $2,000,000 resulting from the impairment of the joint venture's licensed technology.

  (g)
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

  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          On November 14, 2003 BDO Seidman, LLP informed IMCOR that they were declining to stand for re-election as IMCOR's auditors. IMCOR's Board of Directors did not believe that it was necessary to take any action in response to BDO Seidman, LLP's decision not to stand for re-election and accordingly did not recommend or approve this decision.

          On November 18, 2003, IMCOR's Board of Directors, upon recommendation of the Audit Committee, engaged Moss Adams LLP as independent auditor, replacing BDO Seidman, LLP.

          BDO Seidman, LLP's reports on IMCOR's financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles other than a qualification related to the entity's ability to continue as going concern.

          During IMCOR's two most recent fiscal years and through the date of BDO Seidman, LLP's declination to stand for re-election, there were no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to BDO Seidman, LLP's satisfaction, would have caused BDO Seidman, LLP to make reference to the subject matter in connection with its report of the financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-B.

          BDO Seidman has stated its agreement with the above statements in its letter to IMCOR dated November 18, 2003.

  ITEM 8A. CONTROLS AND PROCEDURES.

          In September 2004, the Company’s management concluded that there were certain reportable conditions and material weaknesses in its internal controls and procedures related to the period covered by this report. The Company formed this view in response to communications with its independent auditors, Moss Adams LLP. Moss Adams had orally discussed certain matters related to the Company’s internal controls and financial reporting with the Company’s former Chief Financial Officer and the Company’s Audit Committee. After the Company filed its Form 10-QSB for the quarter ended June 30, 2004, Moss Adams concluded that these matters cumulatively amounted to reportable conditions and material weaknesses and formally advised the Company of their overall determination by letter in September 2004.

          The reportable conditions noted were that the Company’s financial statement close process was not performed in a timely manner, leading to delays and adjustments in reconciling recurring and non-recurring balances and transactions, and could result in material contracts and transactions being improperly omitted or incorrectly disclosed. In addition, Moss Adams stated that the Company’s use of Quickbooks accounting software, while itself not a reportable condition, when coupled with the lack of adequate internal controls could lead to situations in which errors or irregularities may not be discovered in a timely manner or a risk that users of the software could modify historical data.

          The material weaknesses noted were that the Company’s accounting and reporting processes were not completed on a timely basis (in part due to the absence of a full-time on-site chief financial officer); the small size of the Company’s accounting staff results in inadequate segregation of duties; the Company’s limited number of financial and accounting personnel make it difficult to create a backup knowledge base enabling personnel to fill in if there is an absence of one individual; and the Company’s policies and procedures relating to cash disbursements, cash handling, cash receipts and reconciliation should have greater segregation of duties to mitigate the risk of fraud or financial statement misstatement.

          Moss Adams recommended taking steps to alleviate understaffing in the Company’s accounting department to improve the timeliness of financial reporting and enable appropriate segregation of duties. Additionally, Moss Adams recommended that the Company require management to assess and report annually on the effectiveness of internal controls.

          The Company and its Audit Committee are committed to remediating the reportable conditions and material weakness. The Company does not expect to be able to fully implement all remediation until the Company has sufficient additional financing. Although certain matters may not be fully remediated, the Company believes appropriate mitigating factors are in place to reduce the likelihood of material misstatements or improper disclosure.

          During the period beginning in May 2004, the Company began to implement steps to address its internal controls and procedures. The following remediation actions have been completed:

•	The Company engaged Larry D. Grant as a financial consultant. Mr. Grant has 30 years of experience in accounting and financial advisory work, both in private practice with major accounting firms and as a consultant and interim executive to various enterprises. He has been working full time for us at the Company’s San Diego headquarters since May 11, 2004.

•	The Company added Darlene Deptula-Hicks to its Audit Committee. Ms. Deptula-Hicks joined the Company’s Board on July 22, 2004, and is Chair of the Company’s Audit Committee. Ms. Deptula-Hicks has over 20 years of experience in financial management positions, primarily in the life sciences sector. She is currently Executive Vice President and Chief Financial Officer of ONI Medical Systems, Inc.

•	The Company has required, since July 2004, the Executive Committee of the Board to ratify routine and/or recurring expenditures and approve significant commitments and non-routine expenditures and payments.

•	The Company required both Larry Grant and its Senior Vice President Business Development and Marketing to review and approve the Company’s incurring all significant obligations and remitting payments.

•	The Company improved controls over its various material agreements and transactions.

          The Company is in the process of developing and implementing the following remediation steps:

•	The Company has committed to design an internal control plan, including disclosure controls. The Company presently intends to have this control plan in place by the end of the first quarter of the 2005 fiscal year.

•	The Company is, on an ongoing basis, reviewing significant processes involved in accounting and financial reporting to ensure that they function as designed.

•	The Company is developing a Code of Ethics to address other internal control procedures, such as conflicts of interest. The Company expects to approve and implement the Code of Ethics by the end of the 2004 fiscal year. Once completed, all employees will be made aware of and required to comply with this Code of Ethics.

•	The Company continues to work to improve disclosure controls as they relate to non-routine material agreements and transactions.

          The following remediation actions are in the planning stages. The Company does not expect to be able to fully implement these actions until sufficient additional financing is available:

•	The Company intends to hire a full-time on-site Chief Financial Officer.

•	The Company is in a search for additional full time accounting staff, including a Controller, and other staff as necessary.

•	The Company is evaluating the effectiveness of its current accounting software and potential replacement systems.

          As noted, the Company is committed to remediating the reportable conditions and material weaknesses. To mitigate the delay in implementing a formal internal control plan, the Company also intends to specifically monitor internal controls and related procedures until such a plan is put into place.

          The Company’s Chief Executive Officer (who is the Company’s acting Principal Financial Officer while the Company searches for a permanent replacement to its former Chief Financial Officer) has consulted with Larry Grant and has participated in the evaluation of the Company’s disclosure controls (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2004. Based on that evaluation, as informed by correspondence from Moss Adams received in September 2004, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures in specific areas were not fully effective to ensure timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, and the rules and regulations thereunder. To the extent corrections and improvements in internal controls and disclosure controls and procedures cannot be immediately implemented, management believes appropriate oversight and review is currently in place to prevent material misstatements in the Company’s financial reporting.

  PART III.

  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

          The information required by Item 9 is incorporated by reference to the information under the captions "Directors, Executive Officers, Promoters and Control Persons; and Compliance with

  Section 16(a) of the Exchange Act" in our definitive proxy statement for the 2004 annual meeting of stockholders.

          As of December 31, 2003, we have not adopted a Code of Ethics for financial executives, which include our Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

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

  ITEM 10. EXECUTIVE COMPENSATION.

          The information required by Item 10 is incorporated by reference to the information under the caption "Executive Compensation" in our definitive proxy statement for the 2004 annual meeting of stockholders.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          The information required by Item 11 is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for the 2004 annual meeting of stockholders.

  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by Item 12 is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement for the 2004 annual meeting of stockholders.

  ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

          (a)   Exhibits

          The following is a list of exhibits filed as part of this Form 10-KSB. Exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filings is indicated in parentheses.

EXHIBIT NO.	DESCRIPTION
+2.1	Asset Purchase Agreement dated as of June 10, 2003 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Alliance Pharmaceutical Corp. (Filed as Exhibit 2.1 to the company's Form 8-K dated June 20, 2003 and incorporated herein by reference.)

+3.1	Articles of Incorporation of IMCOR Pharmaceutical Co., as amended (Filed as Exhibit E to the company's Proxy Statement on Form DEFM 14A dated September 12, 2002 and incorporated herein by reference.)
+3.2
Amended and Restated Certificate of Designations, Preferences and Rights of Series A Preferred Stock. (Filed as Exhibit 3.5 to the company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)
+3.3	Amended and Restated Bylaws of IMCOR Pharmaceutical Co. (Filed as Exhibit C to the company's Information Statement on Form DEF 14C dated December 23, 2002 and incorporated herein by reference.)
+4.1
Form of Secured Promissory Note by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Xmark Fund, L.P., and Xmark Fund, Ltd. dated June 18, 2003. (Filed as Exhibit 10.4 to the Company's 8-K filed on June 20, 2003 and incorporated herein by reference.)
+4.2
Form of Revolving Convertible Senior Secured Promissory Note by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and each of Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Mi3 LP dated June 18, 2003. (Filed as Exhibit 10.7 to the Company's 8-K filed on June 20, 2003 and incorporated herein by reference.)
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
+4.5
Form of Registration Rights Agreement dated as of December 30, 2002 entered into by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and each of Oxford Bioscience Partners IV L.P., MRNA Fund II L.P., DMG Legacy Institutional Fund LLC, DMG Legacy Fund LLC, and DMG Legacy International Ltd. (Filed as Exhibit 10.7 to the company's Annual Report on Form 10-K for dated December 31, 2002 and incorporated herein by reference.)
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
+4.8
Amended Warrant Certificates between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Farcap Group LLC dated as of January 31, 2003. (Filed as Exhibit 10.15 to the company's Annual Report on Form 10-K for dated December 31, 2002 and incorporated herein by reference.)

+4.9
Warrant to Purchase Shares of Common Stock dated October 20, 1999 between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Elan International Services, Ltd. (Filed as Exhibit 10.9 to the company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)
+4.10
Warrant Agreement dated as of November 12, 2002 between Broadmark Capital LLC and IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.). (Filed as Exhibit 10.27 to the company's Annual Report on Form 10-K for dated December 31, 2002 and incorporated herein by reference.)
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
+10.1
Letter Agreement entered into as of August 29, 2002 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Clinical Regulatory Strategies, LLC (Filed as Exhibit 10.2 to the company's quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.)
+10.2
Employment Agreement entered into by and between the company and Brooks Boveroux, dated October 28, 2002.(Filed as Exhibit 10.9 to the company's Annual Report on Form 10-K for dated December 31, 2002 and incorporated herein by reference.)
+10.3
Form of Indemnification Agreement entered into by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and each Director and Senior Vice President of the company. (Filed as Exhibit 10.13 to the company's Annual Report on Form 10-K for dated December 31, 2002 and incorporated herein by reference.)
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
+10.11
Going Forward Agreement dated as of May 2, 2003 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Xmark Fund, L.P., and Xmark Fund, Ltd. (Filed as Exhibit 10.1 to the Company's 8-K filed on June 20, 2003 and incorporated herein by reference.)
+10.12
Security Agreement dated as of June 18, 2003 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Xmark Fund, L.P. and Xmark Fund, Ltd. (Filed as Exhibit 10.2 to the Company's 8-K filed on June 20, 2003 and incorporated herein by reference.)
+10.13
Patent and Trademark Security Agreement dated as of June 18, 2003 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Xmark Fund, L.P., and Xmark Fund, Ltd. (Filed as Exhibit 10.3 to the Company's 8-K filed on June 20, 2003 and incorporated herein by reference.)
+10.14
Security Agreement dated as of June 18, 2003 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Mi3 LP. (Filed as Exhibit 10.5 to the Company's 8-K filed on June 20, 2003 and incorporated herein by reference.)
+10.15
Patent and Trademark Security Agreement dated as of as of June 18, 2003 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Mi3 LP. (Filed as Exhibit 10.6 to the Company's 8-K filed on June 20, 2003 and incorporated herein by reference.)
+10.16
Equipment Lease dated as of June 18, 2003 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Baxter Healthcare Corporation. (Filed as Exhibit 10.8 to the Company's 8-K filed on June 20, 2003 and incorporated herein by reference.)

+10.17
Letter Agreement dated as of August 18, 2003 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Xmark Fund, Ltd. and Xmark Fund, L.P. (Filed as Exhibit 10.1 to the Company's Form 8-K filed on August 20, 2003 and incorporated herein by reference.)
*10.18	Letter Agreement dated June 6, 2003 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Jack DeFranco.
+10.19
Letter Agreement dated July 23, 2003 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Taffy J. Williams, Ph.D. (Filed as Exhibit 10.5 to the company's Form 10-QSB for the quarter ended September 30, 2003 and incorporated herein by reference).
*10.20	Form of Letter Agreement by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and each outside director.
+10.21
License Agreement dated December 16, 2003 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Kyosei Pharmaceutical Co. Ltd. (Filed as Exhibit 10.1 to the Company's report on Form 8-K filed on December 18, 2003 and incorporated herein by reference.) Confidential portions of this exhibit were redacted.
+21	List of subsidiaries of the company (Filed as Exhibit 21 to the Company's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)
*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  +
  Incorporated by Reference.

  *
  Filed herewith.

  (b)
  Reports On Form 8-K.

          During the quarter ended December 31, 2003 we filed the following reports on Form 8-K:

            1.     On October 27, 2003 we filed a Current Report on Form 8-K with respect to disclosure of pro-forma financial information of the company's acquisition of the medical imaging business of Alliance Pharmaceutical Corp.

            2.     On November 18, 2003 we filed a Current Report on Form 8-K with respect to the resignation of BDO Seidman as the company's independent auditor and the appointment of Moss Adams LLP as the company's independent auditor.

            3.     On November 26, 2003 we filed a Current Report on Form 8-K amending the report of November 18, 2003 to include that the Board of Directors did not believe that it was necessary to take any action in response to BDO Seidman, LLP's decision not to stand for re-election and accordingly did not recommend or approve this decision.

            4.     On December 18, 2003 we filed a Current Report on Form 8-K announcing a License Agreement with Kyosei Pharmaceutical Co. Ltd. ("Kyosei"), a subsidiary of the Sakai Group. The Agreement gives Kyosei an exclusive license to develop and market Imagent® (perflexane lipid microspheres) for all indications in Japan

  ITEM 14. Principal Accountant Fees and Services.

          The information required by Item 14 is incorporated by reference to the information under the caption "Independent Public Accountants" in our definitive proxy statement for the 2004 annual meeting of shareholders.

  SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 27, 2004	IMCOR Pharmaceutical Co.
	By:	/s/ TAFFY J. WILLIAMS Taffy J. Williams, Ph.D. President and Chief Executive Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ TAFFY J. WILLIAMS Taffy J. Williams, Ph.D.	President, Chief Executive Officer and Director, Chairman of the Board (principal executive officer and acting principal financial officer)	December 27, 2004
By:	/s/ DARLENE M. DEPTULA - HICKS Darlene M. Deptula - Hicks	Director	December 27, 2004
By:	/s/ ALAN D. WATSON Alan D. Watson, Ph.D.	Director	December 27, 2004
By:	/s/ JONATHAN FLEMING Jonathan Fleming	Director	December 27, 2004
By:	/s/ RICHARD T. DEAN Richard Dean, Ph.D.	Director	December 27, 2004
By:	/s/ WILLIAM D. MCPHEE William D. McPhee	Director	December 27, 2004
By:	/s/ BRIAN M. GALLAGHER Brian M. Gallagher, Ph.D.	Director	December 27, 2004

  EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
+2.1	Asset Purchase Agreement dated as of June 10, 2003 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Alliance Pharmaceutical Corp. (Filed as Exhibit 2.1 to the company's Form 8-K dated June 20, 2003 and incorporated herein by reference.)
+3.1	Articles of Incorporation of IMCOR Pharmaceutical Co., as amended (Filed as Exhibit E to the company's Proxy Statement on Form DEFM 14A dated September 12, 2002 and incorporated herein by reference.)
+3.2
Amended and Restated Certificate of Designations, Preferences and Rights of Series A Preferred Stock. (Filed as Exhibit 3.5 to the company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)
+3.3	Amended and Restated Bylaws of IMCOR Pharmaceutical Co. (Filed as Exhibit C to the company's Information Statement on Form DEF 14C dated December 23, 2002 and incorporated herein by reference.)
+4.1
Form of Secured Promissory Note by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Xmark Fund, L.P., and Xmark Fund, Ltd. dated June 18, 2003. (Filed as Exhibit 10.4 to the Company's 8-K filed on June 20, 2003 and incorporated herein by reference.)
+4.2
Form of Revolving Convertible Senior Secured Promissory Note by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and each of Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Mi3 LP dated June 18, 2003. (Filed as Exhibit 10.7 to the Company's 8-K filed on June 20, 2003 and incorporated herein by reference.)
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
+4.5
Form of Registration Rights Agreement dated as of December 30, 2002 entered into by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and each of Oxford Bioscience Partners IV L.P., MRNA Fund II L.P., DMG Legacy Institutional Fund LLC, DMG Legacy Fund LLC, and DMG Legacy International Ltd. (Filed as Exhibit 10.7 to the company's Annual Report on Form 10-K for dated December 31, 2002 and incorporated herein by reference.)
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
+4.8
Amended Warrant Certificates between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Farcap Group LLC dated as of January 31, 2003. (Filed as Exhibit 10.15 to the company's Annual Report on Form 10-K for dated December 31, 2002 and incorporated herein by reference.)
+4.9
Warrant to Purchase Shares of Common Stock dated October 20, 1999 between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Elan International Services, Ltd. (Filed as Exhibit 10.9 to the company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)
+4.10
Warrant Agreement dated as of November 12, 2002 between Broadmark Capital LLC and IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.). (Filed as Exhibit 10.27 to the company's Annual Report on Form 10-K for dated December 31, 2002 and incorporated herein by reference.)
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
+10.1
Letter Agreement entered into as of August 29, 2002 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Clinical Regulatory Strategies, LLC (Filed as Exhibit 10.2 to the company's quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.)
+10.2
Employment Agreement entered into by and between the company and Brooks Boveroux, dated October 28, 2002. (Filed as Exhibit 10.9 to the company's Annual Report on Form 10-K for dated December 31, 2002 and incorporated herein by reference.)
+10.3
Form of Indemnification Agreement entered into by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and each Director and Senior Vice President of the company. (Filed as Exhibit 10.13 to the company's Annual Report on Form 10-K for dated December 31, 2002 and incorporated herein by reference.)
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
+10.11
Going Forward Agreement dated as of May 2, 2003 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Xmark Fund, L.P., and Xmark Fund, Ltd. (Filed as Exhibit 10.1 to the Company's 8-K filed on June 20, 2003 and incorporated herein by reference.)
+10.12
Security Agreement dated as of June 18, 2003 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Xmark Fund, L.P. and Xmark Fund, Ltd. (Filed as Exhibit 10.2 to the Company's 8-K filed on June 20, 2003 and incorporated herein by reference.)
+10.13
Patent and Trademark Security Agreement dated as of June 18, 2003 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Xmark Fund, L.P., and Xmark Fund, Ltd. (Filed as Exhibit 10.3 to the Company's 8-K filed on June 20, 2003 and incorporated herein by reference.)
+10.14
Security Agreement dated as of June 18, 2003 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Mi3 LP. (Filed as Exhibit 10.5 to the Company's 8-K filed on June 20, 2003 and incorporated herein by reference.)
+10.15
Patent and Trademark Security Agreement dated as of as of June 18, 2003 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Mi3 LP. (Filed as Exhibit 10.6 to the Company's 8-K filed on June 20, 2003 and incorporated herein by reference.)

+10.16
Equipment Lease dated as of June 18, 2003 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Baxter Healthcare Corporation. (Filed as Exhibit 10.8 to the Company's 8-K filed on June 20, 2003 and incorporated herein by reference.)
+10.17
Letter Agreement dated as of August 18, 2003 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Xmark Fund, Ltd. and Xmark Fund, L.P. (Filed as Exhibit 10.1 to the Company's Form 8-K filed on August 20, 2003 and incorporated herein by reference.)
*10.18	Letter Agreement dated June 6, 2003 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Jack DeFranco.
+10.19
Letter Agreement dated July 23, 2003 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Taffy J. Williams, Ph.D. (Filed as Exhibit 10.5 to the company's Form 10-QSB for the quarter ended September 30, 2003 and incorporated herein by reference).
*10.20	Form of Letter Agreement by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and each outside director.
+10.21
License Agreement dated December 16, 2003 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Kyosei Pharmaceutical Co. Ltd. (Filed as Exhibit 10.1 to the Company's report on Form 8-K filed on December 18, 2003 and incorporated herein by reference.) Confidential portions of this exhibit were redacted.
+21	List of subsidiaries of the company (Filed as Exhibit 21 to the Company's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)
*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  *
  Filed herewith

  +
  Incorporated herein by reference