Form 10QSB/A
period 2004-09-30
IMCOR PHARMACEUTICAL CO
filed 2004-12-27
CIK 761237

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

 The holders of Series A Preferred Stock were entitled to an in-kind 7% dividend payable semi-annually solely in additional shares of Series A Preferred Stock.  In addition, if the Company's Board of Directors declared a dividend or distribution on the common stock, holders of Series A Preferred Stock would have been entitled to receive the amount of dividend or distribution in the same form as received by the common stockholders as if the Series A Preferred Stock had been converted to common stock.  No dividends have been declared or paid on the common stock and the Board of Directors had stated its intention not to do so throughout the period during which the Series A Preferred Stock was outstanding.  In addition, the holder of the Series A Preferred Stock had the right, exercisable three years after the date of issuance, to exchange it for the number of additional shares of Sentigen Ltd. that would result in the holder of the Series A Preferred Stock owning 50% of Sentigen Ltd.  If the holder of the Series A Preferred Stock exercised this exchange right it would have been obligated to pay the Company 30.1% of the total amount of Sentigen Ltd.'s development funding through the date of the exchange (which could be have been satisfied through reduction of amounts owed by the Company under a convertible promissory note, by payment of cash, or a combination of the two).

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

Our Chief Executive Officer (who is our acting Principal Financial Officer while we search for a permanent replacement to our former Chief Financial Officer) has consulted with Larry Grant and has participated in the evaluation of our disclosure controls (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2004 and, based on that evaluation, concluded that notwithstanding the material weaknesses and conditions described above, our disclosure controls and procedures overall were effective to ensure timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, and the rules and regulations thereunder.  To the extent corrections and improvements in internal controls and disclosure controls and procedures cannot be immediately implemented, management believes appropriate oversight and review is currently in place to prevent material misstatements in our interim financial reporting.

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

