Form 10KSB/A
period 2003-12-31
IMCOR PHARMACEUTICAL CO
filed 2005-01-06
CIK 761237

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

Explanatory Note

This Form 10-KSB/A amends Item 7 of the annual report of IMCOR Pharmaceutical Co. (formerly Photogen Technologies, Inc.) on Form 10-KSB/A for the year ended December 31, 2003 filed with the Securities and Exchange Commission on December 27, 2004. The purpose of this amendment is to amend Moss Adams LLP’s Report of Independent Registered Public Accounting Firm by deleting it in its entirety and replacing it with the following report. The financial statements, which are part of Item 7, are also included herein, but no changes have been made to them.

Report of Independent Registered Public Accounting Firm

Board of Directors
IMCOR Pharmaceutical Co. (formerly Photogen Technologies, Inc.)

We have audited the accompanying consolidated balance sheet of IMCOR Pharmaceutical Co. (formerly Photogen Technologies, Inc.), a development stage company, as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for the period from November 3, 1996 (inception) to December 31, 2003 and for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IMCOR Pharmaceutical Co. (formerly Photogen Technologies, Inc.) at December 31, 2003, and the results of its operations and its cash flows for the period from November 3, 1996 (inception) to December 31, 2003 and for the year then ended, in conformity with accounting principles generally accepted in the United States.

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
Moss Adams LLP
Los Angeles, California
March 31, 2004, except for Note 1A and 1B, which is as of June 30, 2004

F-1

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

IMCOR Pharmaceutical Co.

Consolidated Statement of Shareholders' Equity/(Deficit)

	Preferred Stock
	Series A		Series B		Common Stock
	Members' Capital	Common Stock To be Issued		Additional Paid-in Capital			Member's	Common Stock	Additional	Deficit Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	to be Issued	Paid-in Capital	Development Stage	Total

Contribution of capital	—	$—	—	$—	—	$—	$7,268	—	$—	$—	$7,268
Net loss for the period ended December 31, 1996	—	—	—	—	—	—	(1,779)	—	—	—	(1,779)

Balance, at May 15, 1997	—	$—	—	$—	—	$—	$9,000	—	$—	$(3,511)	$5,489
Issuance of common stock	—	—	—	—	1,578,208	1,578	—	—	1,801,872	—	1,803,450
Effect of recapitalization and merger	—	—	—	—	7,421,792	7,422	(9,000)	—	1,203,765	1,732	1,203,919
Cost associated with recapitalization and merger	—	—	—	—	—	—	—	—	(371,111)	—	(371,111)
Net loss for the period May 16, 1997 to December 31, 1997	—	—	—	—	—	—	—	—	—	(554,702)	(554,702)

Balance, at December 31, 1997	—	—	—	—	9,000,000	9,000	—	—	2,634,526	(556,481)	2,087,045
Issuance of common stock	—	—	—	—	218,755	219	—	—	6,999,781	—	7,000,000
Costs associated with common stock issuance	—	—	—	—	—	—	—	—	(50,000)	—	(50,000)
Options issued to consultants	—	—	—	—	—	—	—	—	45,446	—	45,446
Net loss for the year ended December 31, 1998	—	—	—	—	—	—	—	—	—	(1,973,913)	(1,973,913)

Balance, at December 31, 1998	—	—	—	—	9,218,755	9,219	—	—	9,629,753	(2,530,394)	7,108,578
Exercise of stock options	—	—	—	—	1,125	1	—	—	50,062	—	50,063
Issuance of warrants and options	—	—	—	—	—	—	—	—	3,664,749	—	3,664,749
Issuance of common stock	—	—	—	—	125,967	126	—	—	6,082,528	—	6,082,654
Issuance of preferred stock	12,015	120	—	—	—	—	—	—	11,578,839	—	11,578,959
Reclassification of Series A shares as mezzanine equity in accordance with EITF D-98	(12,015)	(120)	—	—	—	—	—	—	(11,578,839)	—	(11,578,959)
Net loss for the year ended December 31, 1999	—	—	—	—	—	—	—	—	—	(6,052,841)	(6,052,841)

Balance, at December 31, 1999 (restated)	—	—	—	—	9,345,847	9,346	—	—	19,427,092	(8,583,235)	10,853,203
Stock option compensation	—	—	—	—	—	—	—	—	125,020	—	125,020
Issuance of warrants and options	—	—	—	—	—	—	—	—	1,366,050	—	1,366,050
Issuance of preferred stock dividend	841	8	—	—	—	—	—	—	(8)	—	—
Issuance of preferred stock	—	—	337,056	3,370	—	—	—	—	5,272,970	—	5,276,340
Beneficial accretion of Series A shares reclassified as mezzanine equity									(240,464)		(240,464)
Net loss for the year ended December 31, 2000	—	—	—	—	—	—	—	—	—	(10,787,062)	(10,787,062)

Balance, at December 31, 2000 (restated)	841	8	337,056	3,370	9,345,847	9,346	—	—	25,950,660	(19,370,297)	6,593,087
Stock option compensation	—	—	—	—	—	—	—	—	64,729	—	64,729
Issuance of common stock for cash	—	—	—	—	49,245	49	—	—	418,674	—	418,723
Issuance of common stock in satisfaction Of anti-dilution provision	—	—	—	—	190,856	191	—	—	(191)	—	—
Issuance of preferred stock dividend	—	—	20,224	202	—	—	—	—	(202)	—	—
Beneficial accretion of Series A shares reclassified as mezzanine equity									(195,577)		(195,577)
Net loss for the year ended December 31, 2001	—	—	—	—	—	—	—	—	—	(9,723,016)	(9,723,016)

Balance, at December 31, 2001 (restated)	841	8	357,280	3,572	9,585,948	9,586	—	—	26,238,093	(29,093,313)	(2,842,054)

Balance, at December 31, 2001 (restated)	841	$8	357,280	$3,572	9,585,948	$9,586	$—	$—	$26,238,093	$(29,093,313)	$(2,842,054)
Stock option compensation	—	—	—	—	—	—	—	—	73,870	—	73,870
Issuance of warrants for service	—	—	—	—	—	—	—	—	322,000	—	322,000
Issuance of options in settlement of lawsuit	—	—	—	—	—	—	—	—	806,415	—	806,415
Employee compensation from stock options	—	—	—	—	—	—	—	—	988,184	—	988,184
Issuance of preferred stock dividends	—	—	40,194	402	—	—	—	—	(402)	—	—
Conversion of Series B to common stock	—	—	(397,474)	(3,974)	422,316	422	—	—	3,552	—	—
Beneficial inducement costs for convertible debt converted	—	—	—	—	—	—	—	—	206,348	—	206,348
Conversion of line of credit with Élan to common stock	—	—	—	—	128,437	128	—	—	3,082,359	—	3,082,487
Conversion of line of credit with entity controlled by director of company to common stock	—	—	—	—	2,314,815	2,315	—	—	2,497,685	—	2,500,000
Retirement of common stock returned in shareholder transaction (Note 6(f))	—	—	—	—	(5,137,109)	(5,137)	—	—	(12,221,182)	—	(12,226,319)
Issuance of common stock for cash	—	—	—	—	8,823,058	8,823	—	—	9,133,078	—	9,141,901
Net loss for the year ended December 31, 2002	—	—	—	—	—	—	—	—	—	348,119	348,119

Balance, at December 31, 2002 (restated)	841	$8	—	$—	16,137,465	$16,137	$—	$—	$31,130,000	$(28,745,194)	$2,400,951
Issuance of common stock for cash	—	—	—	—	27,778	28	—	—	29,972	—	30,000
Issuance of common stock for standstill agreement	—	—	—	—	750,000	750	—	—	1,173,000	—	1,173,750
Conversion of Series B to common stock	—	—	—	—	100	—	—	—	—	—	—
Options issued to consultants for services	—	—	—	—	—	—	—	—	9,200	—	9,200
Shares issued to consultant for services	—	—	—	—	68,750	69	—	—	132,193	—	132,262
Employee compensation from stock options	—	—	—	—	—	—	—	—	1,236,566	—	1,236,566
Shares issued in Technology Purchase	—	—	—	—	2,198,137	2,198	—	—	5,581,070	—	5,583,268
Shares to be issued in Technology Purchase	—	—	—	—	—	—	—	5,043,226	—	—	5,043,226
Shares previously subject to rescission	—	—	—	—	124,627	125	—	—	649,875	—	650,000
Shares issued to Xmark for penalties	—	—	—	—	98,826	99	—	—	163,577	—	163,676
Shares issued to Xmark for interest	—	—	—	—	21,649	22	—	—	48,575	—	48,597
Shares to be issued to Xmark and other former Alliance creditors for interest and penalties	—	—	—	—	—	—	—	76,933	—	—	76,933
Options exercised through cashless exercise	—	—	—	—	37,216	37	—	—	(37)	—	—
Xmark puttable shares classified as mezzanine equity	—	—	—	—	—	—	—	—	(1,969,668)	—	(1,969,668)
Net loss for the year ended December 31, 2003	—	—	—	—	—	—	—	—	—	(22,773,504)	(22,773,504)

Balance, at December 31, 2003 (restated)	841	$8	—	$—	19,464,548	$19,465	$—	$5,120,159	$38,184,323	$(51,518,698)	$(8,194,743)

See accompanying notes to consolidated financial statements.

IMCOR Pharmaceutical Co.

Consolidated Statements of Cash Flows

	Year Ended Dec 31, 2001	Year Ended Dec 31, 2002	Year Ended Dec 31, 2003 (restated)	Cumulative Amounts From Nov 3, 1996 (Inception) to Dec 31, 2003 (restated)
Cash Flows From Operating Activities
Net income (loss)	$(9,723,016)	$348,119	$(22,773,504)	$(51,518,698)
Loss from discontinued operations	2,909,820	1,496,430	—	10,679,101
Depreciation and amortization	442,191	371,319	1,023,080	2,700,984
Loss (gain) on disposal of equipment and leasehold improvements	(4,617)	—	—	38,424
Gain on sale of marketable securities	—	—	—	(18,503)
United States Treasury Notes amortization	(1,029)	—	—	12,586
Gain on sale of therapeutic business	—	(11,779,752)	—	(11,779,752)
Allowance for notes receivable	—	—	658,217	658,217
Stock option compensation	64,729	1,062,054	1,245,768	2,924,338
Accrued interest on line of credit	—	—	318,035	318,035
Note payable for services rendered	—	—	329,681	329,681
Beneficial inducement costs for convertible notes	—	206,348	—	206,348
Issuance of warrants in exchange for services rendered	760,363	322,000	—	4,317,091
Issuance of stock options in settlement of lawsuit	—	806,415	—	806,415
Issuance of stock for standstill agreement	—	—	1,337,426	1,337,426
Issuance of stock for services rendered	—	—	132,262	132,262
Issuance of stock for interest payments and penalties	—	—	125,530	125,530
Loss from investment in affiliate	1,952,758	3,452,837	5,389,338	12,304,354
Changes in operating assets and liabilities
Prepaid expenses	152,340	(663,538)	200,595	(492,718)
Interest receivable	93,219	—	—	—
Receipt of deferred contract revenue	—	—	2,000,000	2,000,000
Accounts payable	(267,945)	531,229	1,049,787	1,954,790
Accrued expenses	(11,278)	(298,465)	(174,375)	95,334
Accrued equipment lease	1,123,740	10,237	(83,388)	1,050,589

Net cash used in continuing operating activities	(2,508,725)	(4,134,767)	(9,221,549)	(21,818,167)

Net cash used in discontinued operations	(2,909,820)	(1,496,430)	—	(10,679,101)

Cash Flows From Investing Activities
Sale of marketable securities	$—	$—	$—	$2,164,464
Purchases of marketable securities	—	—	—	(2,182,967)
Purchases of United States Treasury Notes	(4,870,000)	—	—	(38,656,973)
Sales of United States Treasury Notes	9,815,000	—	—	39,778,548
Purchase of equipment and leasehold Improvements	(45,938)	—	—	(636,877)
Proceeds from sale of equipment	145,551	—	—	145,551
Costs to acquire patent	—	—	—	(237,335)
Investment in and advances to affiliate	(2,245,948)	(650,609)	—	(15,107,468)
Increase in note receivable	—	(1,255,000)	—	(1,255,000)
Decrease (increase) in deposit	(14,383)	100,000	(334,000)	(777,753)
Purchase of Imagent business	—	—	(5,074,761)	(5,074,761)

Net cash provided by (used in) investing activities	2,784,282	(1,805,609)	(5,408,761)	(21,840,571

Net cash used in investing activities of discontinued operations	—	—	—	(1,306,676)

Cash Flows From Financing Activities
Principal payments on capital leases	$(18,356)	$—	$—	$(291,704)
Net proceeds from issuance of equity and mezzanine equity	1,068,723	9,141,901	30,000	40,539,340
Proceeds from capital contributions by shareholders	—	—	—	1,911,674
Principal payment on acquisition of debt	—	—	(1,250,000)	(1,250,000)
Proceeds from issuance of debt	2,314,005	3,032,905	11,417,000	16,763,910
Cost of recapitalization	—	—	—	(371,111)

Net cash provided by financing activities	3,364,372	12,174,806	10,197,000	57,302,109

Net Increase (Decrease) in Cash and Cash Equivalents	730,109	4,738,000	(4,433,310)	1,657,594
Cash and Cash Equivalents, at beginning of year	622,795	1,352,904	6,090,904	—

Cash and Cash Equivalents, at end of year	$1,352,904	$6,090,904	$1,657,594	$1,657,594

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

(g)
Income (loss) from discontinued operations for the fourth quarter 2002 includes a gain of $11,779,752 from the sale of the therapeutic business.

  ITEM 13. EXHIBITS.

  The following is a list of exhibits filed as part of this Form 10-KSB/A.

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

3

  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMCOR PHARMACEUTICAL CO.

Date: January 4, 2005	By:	/s/ Taffy J. Williams

Taffy J. Williams, Ph.D. President and Chief Executive Officer

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Taffy J. Williams	President, Chief Executive Officer and	January 4, 2005
Taffy J. Williams, Ph.D.		Director, Chairman of the Board (principal executive officer and acting principal financial officer)

By:	/s/ Darlene M. Deptula-Hicks	Director	January 4, 2005
Darlene M. Deptula-Hicks

By:	/s/ Alan D. Watson	Director	January 4, 2005
Alan D. Watson, Ph.D.

By:	/s/ Jonathan Fleming	Director	January 4, 2005
Jonathan Fleming

By:	/s/ Richard T. Dean	Director	January 4, 2005
Richard Dean, Ph.D.

By:	/s/ William D. McPhee	Director	January 4, 2005
William D. McPhee

By:	/s/ Brian M. Gallagher	Director	January 4, 2005
Brian M. Gallagher, Ph.D.

4

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