Form 10KSB
period 2004-12-31
IMCOR PHARMACEUTICAL CO
filed 2005-03-31
CIK 761237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File No. 0-23553

IMCOR PHARMACEUTICAL CO.
(Name of Small Business Issuer as specified in its Charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

62-1742885
(I.R.S. Employer Identification No.)

6175 LUSK BOULEVARD
SAN DIEGO, CA 92121
(Address of principal executive offices) (Zip Code)

(858) 410-5601
(Small Business Issuer telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: common stock, par value $.001 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for its most recent fiscal year: $354,940

The approximate aggregate market value of voting and non-voting common stock held by non-affiliates computed as of March 23, 2005, based upon the last sale price of the common stock reported on the Pink Sheets was approximately $4,483,932 (excludes Series A Convertible Preferred Stock, which is not yet convertible into shares of common stock). For purposes of this calculation only, the registrant has assumed that its directors and executive officers, and any person known to the issuer to hold 10% or more of the outstanding common stock, are affiliates.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 10, 2005 was 4,499,393.

PART I.

IMCOR Pharmaceutical Co. and its wholly-owned subsidiary, Sentigen, Ltd., are collectively referred to as “IMCOR,” the “company,” “we,” or “us.” Portions of the discussion in this Form 10-KSB contain forward-looking statements and are subject to the “Risk Factors” described below in Item 1.

On February 5, 2004, our shareholders approved a change in our name from Photogen Technologies, Inc. to IMCOR Pharmaceutical Co. On March 4, 2005, we effected a one-for-twenty reverse split of our common stock and the trading symbol for our common stock changed to “ICRP.” We also had a one-for-four reverse split of our common stock in 2002. Unless otherwise indicated, all data (including historical numbers) in this Form 10-KSB reflect the impact of the reverse splits.

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

IMCOR Pharmaceutical Co. is a specialty pharmaceutical company focused on developing medical imaging pharmaceutical products.  We have one FDA approved product, Imagent® (perflexane lipid microspheres), an ultrasound imaging contrast agent that we acquired in June 2003. We have two additional contrast agents for use in computed tomography (“CT”) and x-ray imaging with potential applications (1) to diagnose cancer metastasizing into the lymphatic system (which we have designated N1177), and (2) as a blood pool agent, to diagnose diseased tissue in the cardiovascular system and other organs (designated PH-50 or Tomogent).

BACKGROUND

In May 1997, IMCOR Pharmaceutical Co. (formerly known as Photogen Technologies, Inc.), acquired Photogen, Inc. through a subsidiary merger.  As a result, Photogen, Inc. became a wholly-owned subsidiary of the company.

In 1999, we entered into an exclusive license agreement with units of Élan Pharmaceutical Co. for a group of proprietary diagnostic imaging agents.  These agents represent a new class of compounds that use nanoparticulate formulations in the form of NanocrystalTM colloidal suspension. Nanoparticles are particles less than a micron in diameter, and colloidal suspension refers to these particles suspended, not dissolved in a liquid. The unique formulation technology allows use in medical imaging applications within the circulatory or lymphatic system, depending on how the agent is administered.  The product designations N1177 and PH-50 refer to the same chemical entity with modifications to the formulations to optimize for each application. N1177 is being developed for use in lymphography and PH-50 is the identifier for applications in CT blood pool cardiovascular imaging. We also acquired patented methods for performing minimally invasive lymphography using x-ray, CT or magnetic resonance imaging (“MRI”). Our initial efforts for developing this technology were accomplished through a joint venture, called Sentigen, Ltd., with units of Élan Pharmaceutical. As of June 10, 2004, the joint venture with Élan was terminated and we became the sole holder of the world-wide rights to develop the use of this technology for diagnostic imaging.

In November 2002, we effected the split off of Photogen, Inc. and substantially all of the assets and all of the liabilities related to our therapeutic line of business, including a compound known as PH-10, to our five founding stockholders in exchange for and in cancellation of all of their stock in the company.  At that time, we also sold $9,000,000 of our common stock to a group of institutional investors at a price of $21.60 per share and effected a one-for-four reverse split of our common stock.

On June 18, 2003, we acquired related diagnostic imaging assets from Alliance Pharmaceutical Corp. (“Alliance”).  The focus of this acquisition was Imagent, an FDA approved contrast agent for ultrasound imaging. Included in our purchase was the lease of an FDA-approved manufacturing facility, the marketing, manufacturing and supporting infrastructure with experience in the diagnostic imaging field and an intellectual property portfolio of approximately thirty patents in the area of ultrasound imaging.

TECHNOLOGIES AND PRODUCTS

Imagent

Imagent is a sterile powder comprising hollow, porous microspheres that contain the internal gases perflexane vapor and nitrogen. It is sold in a complete kit which includes the sterile water for reconstitution and all other components necessary to prepare and administer the agent; all of which are conveniently stored at room temperature. When the sterile water is added, the formulation is a dispersion of flexible, surfactant-coated microbubbles in a buffered solution. The microbubbles suspended within this solution are, on average, smaller than a red blood cell and, upon injection, circulate freely within the small blood vessels, through the organs and tissue. During an ultrasound exam, the microbubbles are highly “echogenic” in that they strongly reflect the ultrasound beam and provide enhancement within the area being examined.

The FDA approved Imagent in May 2002 for marketing in the U.S. for use in patients with sub-optimal echocardiograms. Sub-optimal exams often occur in patients who are obese or have other body characteristics or lung conditions which make it difficult for ultrasound waves to penetrate the chest. As the microbubbles travel within the bloodstream they allow visualization of the blood flow and anatomy within the left ventricle or the main pumping chamber of the heart. By improving the delineation of the endocardial borders of the heart with contrast, the physician is better able to diagnose heart disease during an echocardiography examination.

N1177 and PH-50

N1177/PH-50 is an iodine-based x-ray contrast agent originally intended for use in determining the spread of cancer through a patient’s lymphatic system. N1177 is being investigated as an aerosolized CT contrast agent to detect lymph nodes in the lungs to determine the extent of the spread of lung cancer. PH-50 has the potential as an intravenously administered CT contrast agent to assist in the detection of cardiovascular diseases. We plan to defer further clinical development of PH-50 and N1177 and are seeking partners to develop those technologies.

MARKETS

Imagent

The market for the current indication of all ultrasound contrast agents is for use in imaging patients with sub-optimal echocardiograms. The potential of this market is anticipated to be approximately 20% of the 18 million echocardiograms performed annually in the U.S. Current U.S. sales for this indication are approximately $50 million. The current market is underserved but has been growing at a rate of approximately 50% per year for the last few years. Additional growth may be achieved through future follow-on indications including use for the diagnosis of coronary artery disease (“CAD”), for body imaging to detect the presence of cancer in organs such as the liver, kidney, or prostate, as well as to assess vascular diseases in the head and neck and in the extremities.

Approximately 13 million Americans have CAD. It is the number one contributor to death in America, accounting for almost 1 in 5 deaths. CAD occurs when the coronary arteries become blocked with plaque and no longer deliver adequate amounts of blood, therefore nutrients and oxygen, to the heart. The two most commonly used non-invasive imaging techniques for the detection of coronary artery disease are nuclear stress perfusion imaging and stress echocardiography imaging. A nuclear stress perfusion examination involves the injection of radioactive labeled drugs at rest and during stress initiated by physical activity or administration of a drug. The patient is then imaged, most commonly using SPECT (single photon emission computed tomography) cameras to detect disparities between the stress and resting perfusion in major areas of the myocardium. Nuclear imaging assesses blood flow to the heart muscle by the radioactive material attaching to live muscle cells of the heart, providing a difference in enhancement between labeled and non-labeled tissue. The limitations of nuclear cardiology are that it:

•	Uses radioactive drugs,

•	Requires expensive imaging equipment,

•	Is usually performed in a hospital,

•	Requires subjecting the patient to cardiac stress, and

•	Costs about $1,000 per procedure and takes 5-6 hours to perform.

Sales of nuclear stress contrast agents in the U.S. market are currently approximately $600 million annually. By 2007, approximately 7 million nuclear stress exams are expected to be performed in the U.S. annually.

Stress echocardiography imaging, or stress echo, assesses the ability of the heart to contract and circulate blood by observing motion of the walls of the heart in real time. Patients with CAD typically have inadequate perfusion (blood flow) to certain segments of the heart. The reduced flow, during stress, will cause the walls of the heart to move abnormally particularly when increased demands on the heart require more blood flow. This is detected as wall motion abnormalities during a stress echo. Stress is induced in the patient by exercise or pharmacologic agents. This imaging procedure is performed in 30-45 minutes. There were over 2.5 million stress echo studies performed in the U.S. during 2004.

Following a positive exam by either nuclear stress imaging or stress echo imaging, an invasive coronary angiogram is usually conducted for a definitive diagnosis and to determine the best method for treatment. This is an invasive examination whereby a catheter in inserted in the major artery of the thigh, and threaded to the heart vessels to inject an x-ray contrast agent. The procedure allows visualization of the coronary blood vessels, but involves safety risks and requires at least a day’s stay in the medical unit. There are about 3 million of these procedures performed annually in the U.S. Each procedures costs about $3,000.

While no ultrasound contrast agent is approved for assessment of perfusion to the heart (also called “myocardial perfusion”), non-clinical and clinical research has been conducted to investigate the ability of agents to evaluate the blood flow to the heart muscle and to assist in the detection of CAD. The approval of this indication for myocardial perfusion in the detection of CAD with ultrasound contrast represents a very large market opportunity of over 10 million patients, potentially representing a $1 billion opportunity.

N1177

There are approximately 200,000 patients tested annually in the U.S. for lung cancer and over 170,000 of them are diagnosed with lung cancer. The current diagnostic imaging gold standard is a Positron Emission Tomography (PET) scan, which costs about $1,000-1,200 per exam. This scan procedure requires the use of a radio-labeled contrast agent, and has poor ability to detect and stage disease. A PET scan is currently the only non-invasive tool available to the surgeon to evaluate the stages of progression of lung cancer.

The enhancement provided by N1177 can be detected with traditional CT equipment with a typical exam costing approximately $300-400. The International Early Lung Cancer Action Project study indicates that as many as 95% of lung cancers detected in the early stages can be treated and cured. Detection of early stage lung cancer represents the immediate market opportunity for N1177. The longer term, and larger market opportunity, is represented by the development of a simple, inexpensive screening tool to detect lung cancer in smokers and ex-smokers. There are over 40 million smokers and ex-smokers in the U.S. alone.

PH-50

There are over 2.5 million CT exams conducted for assessment of cardiovascular disease in the US. Contrast agents for CT imaging represent a current market opportunity of $1.5 billion in sales in the U.S. PH-50, as a blood pool agent, would directly address a large potion of this market. The opportunity for a blood pool agent has diminished over the past five years because of improvements in the scanning equipment. However, current iodinated CT agents are excreted via the kidney and are associated with renal toxicity. PH-50 is excreted through the liver and is expected to have a better safety profile than current iodinated agents.

DEVELOPMENT AND COMMERCIALIZATION STRATEGY

Our primary strategy is to develop our proprietary technologies as described below. Additionally we plan to utilize the company as a platform for the acquisition and/or licensing of technologies in related fields using our internal organization supplemented by contractual collaborations with third parties. In particular (subject to the receipt of adequate capital resources), we plan to:

•
Further develop Imagent through additional clinical trials for the diagnosis of CAD using a novel technique to detect myocardial perfusion requiring only a resting echocardiogram and to obtain FDA approval for this additional label indication,

•
Continue to manufacture and sell Imagent in the United States on a limited direct basis to the accounts ordering the product, while seeking a commercial partner to co-market or co-promote in the current market,

•	Negotiate relationships with third parties for the development and marketing of Imagent outside the U.S., and

•	Defer further clinical development of PH-50 and N1177 while we seek relationships with third parties for the development of PH-50 and N1177.

Imagent Strategy

Several techniques are being investigated for the use of ultrasound contrast agents for the detection of CAD. Typical methods to evaluate myocardial perfusion use contrast agents to characterize blood flow within the capillaries of the heart muscle. Ultrasound imaging is conducted as microbubbles fill the capillaries of the heart muscle. The microbubbles are then destroyed by a stronger ultrasound beam, creating a dark myocardial background. The rate at which the microbubbles replenish the microcirculation is measured as a rate of change in image intensity of the image, which is proportional to the velocity, and hence blood flow, within the myocardial microcirculation. Areas that do not refill with contrast are identified as regions where CAD may exist.

Currently, these techniques require the use of pharmacologic stress agents. The adverse event profiles of these stress agents have been established through extensive experience and FDA review. Adverse events frequently reported associated with their use include chest pain, headache, dizziness and abnormalities in heart function, and a small percentage of cases result in serious or life threatening events.

IMCOR is pursuing a novel myocardial perfusion technique which would enable the detection of myocardial perfusion for the diagnosis of CAD during a normal resting echo procedure. We refer to this new technique as Phasic Changes. If successful in clinical trials, this technique would:

•	Eliminate the need for radionuclide agents to assess myocardial perfusion,

•	Eliminate the need to place cardiac patients under stress,

•	Be performed with standard ultrasound equipment which is widely available, and

•	Reduce the time and cost for the diagnosis of CAD.

The Phasic Changes technique takes advantage of the body’s ability to automatically regulate the blood flow to the capillaries in the heart muscle. Blood flow to the capillaries is controlled by the ability of the small branches of the arteries to dilate in the presence of increased oxygen demands. In the situation where a narrowing exists that limits blood flow within the coronary arteries, which are the major vessels that supply blood to the heart, the artery system will dilate to maintain a constant level of blood flow to the heart muscle. This auto-regulation feature occurs at rest. With Imagent, it is possible to detect the changes in brightness or video intensity within the arterial system during the cardiac cycle and predict the presence of narrowing of a coronary artery at rest. Our technique has moved from experimental proof-of-concept testing in animals to assessment in patients. To date, testing in 22 patients has been completed using Imagent and the results showed excellent correlation with coronary angiography, the current gold standard for determining CAD. We plan to conduct two Phase II clinical studies as a result of the positive findings in the feasibility study.

There are properties inherent to the design of the Imagent  microbubble that make Imagent unique in its ability to be used with the Phasic Changes technique, namely:

•	Optimum microbubble size range to provide excellent myocardial perfusion while reducing interference with image interpretation,

•
Flexible microbubble shell provides a strong harmonic signal improving the ability to detect myocardial perfusion, which cannot be accomplished by harder shell microspheres currently available or under investigation,

•	Neutrally charged microbubble shell reduces interaction with blood components and minimizes the risks of allergic reactions,

•	Can be effectively used at lower ultrasonic power potentially providing a wider safety margin to the patient.

•	Contains no human blood components,

•	Currently approved and on the market and is readily available,

•	Allows visualization of contrast in all areas of the heart in the Phasic Changes technique,

•
10 ml vial size is ideal for Myocardial Contrast Echocardiography (MCE) imaging providing economy of use. Most competitive agents are packaged in smaller volumes and would require multiple vials, increasing costs to the hospital,

•	Easy to use and when administered as an infusion, allows the contrast image to last over the 10-15 minutes required to capture the images without multiple injections,

•	Excellent safety profile,

•	No need for refrigeration for convenience and savings in storage, and

•	No need for special mixing equipment for convenience in use.

If the use of Imagent for Phasic Changes proves successful in clinical development, IMCOR would submit a supplemental New Drug Application (“sNDA”) for a label expansion for Imagent to detect CAD by contrast ultrasound. No additional preclinical testing is required and only one pivotal trial may be required for a sNDA submission. Because Imagent is currently manufactured in an FDA approved facility, there will be no requirement to submit to the FDA the chemistry, manufacturing and control sections as required in an initial NDA. Supplemental NDAs are generally reviewed and approved more quickly by the FDA than initial NDAs, which should shorten the time and reduce the expense of bringing this new indication for Imagent to market.

The additional market potential for Imagent with an expanded label represents approximately 10 million patients currently undergoing either nuclear stress perfusion studies or stress echo studies annually in the U.S. For this reason, we expect to devote a substantial portion of our resources to developing Imagent for Phasic Changes imaging.

N1177 Strategy

N1177 was originally being developed to be administered by injection for CT lymphography. Lymphography is a procedure used to determine if a patient’s cancer has spread to the lymph nodes.  It is a procedure that provides oncologists with critical information to help determine the stage of the disease to better define the appropriate course of treatment.

Considerable preclinical testing of N1177 has been conducted in multiple animal models.  The results of these studies suggest a favorable safety and efficacy profile for N1177.  The results of the initial human experience for lymph node detection conducted as a 45 subjects Phase I indicated that the safety and pharmacokinetic data are consistent with safety, pharmacokinetic and metabolic data obtained in previous non-clinical safety and disposition studies.  This data measures the process by which a drug is absorbed, distributed, metabolized, and eliminated by the body. In addition, the number of nodes visualized showed a statistically significant dose effect.

We plan to expand on this initial testing to investigate N1177 as an aerosol formulation for the detection of lymph nodes in the lung for the staging of lung cancer if we are able to conclude a development agreement with a partner.

PH-50 Strategy

We have completed pre-clinical studies of PH-50 for potentially significant applications in cardiovascular imaging.  In our preclinical studies we have obtained encouraging results demonstrating enhancement of the heart, liver and other organs with results that are comparable or superior to those obtained by current CT contrast agents.  Our ability to continue research in this area depends on our ability to conclude a development agreement with a partner and we plan to defer our development of PH-50 until such time.

LICENSE AND RELATED AGREEMENTS

Imagent

As part of the Imagent acquisition, we also assumed a worldwide development and commercialization agreement for Imagent with Schering Aktiengesellschaft (“Schering AG”) providing us exclusive rights to market the product worldwide until mid-2008, with Schering AG to be paid a royalty based on a percentage of net sales.  At the expiration of the period, we have the right to pay all of any remaining royalty obligations to Schering AG up to $20,000,000 and thus retain all rights to the product on a worldwide basis, or alternatively, to allow Schering AG the opportunity to obtain co-promotion rights along with us.

With the ability to enter into worldwide development and commercialization agreements for Imagent, in December 2003, we entered into a product license agreement with Kyosei Pharmaceutical Co., Ltd., a unit of Sakai Chemical Industry Co. Ltd., for the development and marketing of Imagent in Japan for all radiology and cardiology indications.  Terms of the agreement call for Kyosei to pay us up to $10 million in fees and development milestone payments plus royalties on commercial sales.  Kyosei will also pay us to manufacture Imagent for Kyosei’s clinical and commercial requirements. Kyosei has paid us $4,000,000 under the agreement to date (less $400,000 of tax withheld at the source), and as a result we have paid Schering AG $100,000 and owe $400,000 as part of the royalty obligation stated above. We do not expect Kyosei to begin clinical studies before 2005 and the development program and regulatory approval is likely to take four or more years; so sales on which we could earn royalties are not likely to begin before 2008.

Our Asset Purchase Agreement with Alliance also includes an obligation to pay further consideration to Alliance in the form of an earn out based on our Imagent revenue through 2010. The earn out equals, for each year of the earn out period, 7.5% of Imagent revenue up to $20,000,000, 10% of Imagent revenue between $20,000,000 and $30,000,000, increasing to 20% of Imagent revenue above $40,000,000. The earn out will be reduced by amounts we pay pursuant to our agreement with Schering AG, amounts of indemnification claims we have against Alliance, and by the amount of certain offsets specified in the Asset Purchase Agreement (with cumulative values up to $7,000,000 or greater).

We no longer maintain any contract sales agreement with Cardinal Health for the sale of Imagent.

In October 2004, we entered into a non-exclusive technology cross-license agreement with Bristol-Myers Squibb Medical Imaging, Inc. covering ultrasound contrast agent patents. Under the agreement, Bristol-Myers Squibb Medical Imaging and IMCOR will have the right to further develop and commercialize their respective ultrasound contrast imaging agents without risk of infringing upon the other company’s patent rights and without having to pay further license fees or royalties. We received a total payment of $8,500,000 under the terms of the license agreement and a related stock purchase agreement with Bristol-Myers Squibb Company for our Series A Convertible Preferred Stock, and we will have the right of first negotiation to license select compounds from Bristol-Myers Squibb Medical Imaging. Elsewhere in this Form 10-KSB, we refer to Bristol-Myers Squibb Medical Imaging, Inc. and Bristol-Myers Squibb Company collectively as “Bristol-Myers Squibb.”

N1177 and PH-50

We have an exclusive license (subject to certain limitations) from Massachusetts General Hospital and Nycomed Imaging AS for the world-wide right to make, market, distribute and sell products using (i) the subject matter covered in pending U.S. and foreign patent applications relating to the research, development, manufacture and commercialization of diagnostic imaging agents for medical location, treatment and diagnosis of tumors and other diseased tissues or other material and (ii) the patent rights related to N1177 in the research, development, manufacture and commercialization of human ethical pharmaceutical products containing N1177. We will owe a royalty on net sales of product using N1177, plus certain development fees and a percentage of any potential non-royalty income.

We have a license with Élan Pharma International Ltd.  Pursuant to this license, we have the non-exclusive worldwide license to use certain Élan intellectual property related to nanoparticulate medical diagnostic imaging agents (including N1177) to make products for lymphography.  We will owe Élan a royalty on net sales of products using N1177 or a percentage of net revenues derived from a commercial partner.

Pursuant to our settlement agreement with Gerald L. Wolf, a former employee, we agreed to pay Massachusetts General Hospital a royalty of 1.25% on our net sales of products related to PH-50 that utilize certain claims described in specified patents related to the use of that chemical entity as a therapeutic agent for treatment of disease with ionizing radiation. Because our focus is on diagnostic agents rather than therapeutic technologies, we do not expect this royalty obligation to be material.

We acquired certain patents related to N1177 from Alliance in 1999. As part of that acquisition, we granted Alliance an exclusive, royalty-free, worldwide, perpetual license to use two patents related to N1177 in the field of ultrasound which we now own.

RAW MATERIAL SUPPLY AND MANUFACTURING

We are parties to a Supply Agreement with Genzyme Corporation pursuant to which we purchase all of our requirements of one of the key raw material for Imagent. The term of the agreement expires in 2008 and is renewable for successive two-year periods. Genzyme is obligated to manufacture the material in accordance with the FDA’s current Good Manufacturing Practices (“cGMP”) and other quality specifications.

Raw materials for N1177 and PH-50 may be available on a contract manufacturing basis. We have no agreement in place, however, for those materials.

Our 53,000 square foot leased facility in San Diego is approved by the FDA under cGMP to manufacture Imagent. In order to maintain cGMP status, the manufacturing facility must meet minimum FDA requirements on an ongoing basis, even if no product is being manufactured. This lease is scheduled to terminate in 2008 with two three-year renewal terms. At this time, because we are not producing large quantities of Imagent, the facility is not being utilized to its capacity.

PATENTS

We are continuing to pursue patent protection for our proprietary technologies with the U.S. Patent and Trademark Office and in various foreign jurisdictions. We plan to prosecute, assert and defend our patent rights whenever appropriate. However, securing patent protection does not necessarily assure us of competitive success. See Risk Factors – “We filed a suit against Amersham for patent infringement and theft of trade secrets, and Amersham has counterclaimed for patent infringement. This case, if resolved unfavorably, could impede our ability to market Imagent” and “If we do not obtain and maintain patent or other protection for Imagent, PH-50 and N1177, we may have difficulty commercializing products using these technologies” below. We have issued U.S. patents and pending U.S. patent applications, which are directed to the composition, manufacture, and use of novel stabilized microbubble compositions used in ultrasound or harmonic ultrasound imaging.  Foreign applications directed to the same subject matter are also granted or pending. We also have five issued U.S. patents covering the use of various contrast agents, including Imagent, in harmonic imaging.

We also own two U.S. patents related to N1177 and we currently have two patent applications pending in the U.S. and one application filed under the Patent Cooperation Treaty which are directed to the use of nanoparticulates including PH-50 for cardiovascular imaging and for delivery of pharmacologically active substances.

In 2003, we filed a complaint against Amersham Health, Inc. and two other Amersham affiliates alleging that certain Amersham products infringe on claims in our patents, and Amersham filed counterclaims alleging that Imagent infringes claims in Amersham’s patents.  The case is described below under “Legal Proceedings.”

We also attempt to protect our proprietary products, processes and other information by relying on trade secret laws and non-disclosure and confidentiality agreements with our employees, consultants, and certain other persons who have access to such products, processes and information. Among other things, these agreements affirm that all inventions conceived by employees are the exclusive property of the company. “IMCOR” is a trademark and Imagent® is a registered trademark of IMCOR. We have a pending application for registration of the mark IMCOR in the U.S. All other trademarks or trade names used in this registration statement are trademarks or trade names of their respective owners.

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

The regulatory process required by the FDA through which our products must successfully pass before they may be marketed in the U.S. generally involves the following:

•	Preclinical laboratory and animal testing,

•	Submission of an Investigational New Drug application (IND) which must become effective before clinical trials may begin,

•	Adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication, and

•	Submission of an NDA or sNDA, and subsequent approval by the FDA to market a given product for a given indication.

For pharmaceutical products, preclinical tests include laboratory evaluation of the product, its chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of the product. Where appropriate (for example, for human disease indications for which there exist inadequate animal models), we will attempt to obtain preliminary data concerning safety and efficacy of proposed products using human pilot studies. We will require sponsored work to be conducted in compliance with pertinent local and international regulatory requirements.

The FDA must grant permission before we can conduct human clinical trials. Human clinical trials are typically conducted in three sequential phases, which may overlap. Each of the three phases involves testing and studying specific aspects of the effects of the pharmaceutical, including testing for safety, dosage tolerance, side effects, absorption, metabolism, distribution, excretion and clinical efficacy.

Data from preclinical and clinical trials are submitted to the FDA in the form of an NDA. The marketing of pharmaceuticals in the U.S. may not begin without FDA approval. The approval process is affected by a number of factors, including the demonstration of manufacturing, quality control, pre-clinical toxicology and pharmacology testing results, and safety and efficacy demonstrated in clinical trials. Regulatory authorities may deny an application in their sole discretion, if they determine that applicable regulatory criteria have not been satisfied or if they determine the submission is not adequate and additional testing or information is required. One of the conditions for initial marketing approval, as well as continued post-approval marketing, is that a prospective manufacturer’s quality control and manufacturing procedures conform to the cGMP regulations of the regulatory authority. In complying with these regulations, a manufacturer must continue to expend time, money and effort in the area of production, quality control and quality assurance to ensure full compliance. Manufacturing establishments, both foreign and domestic, also are subject to inspections by or under the authority of the FDA and by other federal, state, local or foreign agencies. Discovery of previously unknown problems with a product or manufacturer may result in restrictions on such product or manufacturer, including withdrawal of the product from the market.

We have established a core clinical development team and have been working with outside regulatory consultants to assist us in developing product development and approval strategies, preparing the required submittals, guiding us through the regulatory process, and providing input to the design and site selection of human clinical studies.

We are subject to requirements to perform post-marketing testing on the current label indication for Imagent, including a safety surveillance study, a clinical study in a pediatric patient population, an animal study to determine the safety of use of Imagent in special populations, and a non-clinical study to determine the persistence of the microbubble. We have successfully completed one animal study in an obstructed lung model, which represents use in patients with chronic lung disease as a part of this post-marketing commitment.

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

We, like other public companies, are also subject to the requirements of the federal securities laws. Among other things, these laws regulate how we raise capital and how we manage our internal financial and disclosure controls and reporting. Recent amendments to the federal securities laws under the Sarbanes-Oxley Act have increased our focus on improving and documenting our internal controls, which is costly. As a company under the Securities and Exchange Commission’s “small business” regulations, we are not required to comply with certain portions of the requirements related to internal controls over financial reporting until our fiscal year ending December 31, 2006, which should mitigate these costs (somewhat, but not completely) for the 2005 fiscal year.

Another area of regulation that will impact our business is the ongoing developments in health care reimbursement and delivery practices as a means to better control health care costs. Currently, Imagent qualifies for reimbursement in both the in-patient and out-patient cardiac settings by the Centers for Medicare & Medicaid Services.

COMPETITION

The industry in which we operate is intensely competitive, and subject to significant change with respect to technology for the diagnosis and treatment of disease. We expect that competition in the ultrasound contrast imaging agent field (and for our other potential products) will be based primarily on each product’s safety profile, efficacy, stability, ease of administration, breadth of approved indications, and physician, healthcare payor and patient acceptance. There are two ultrasound contrast agents approved in the U.S. for use in cardiology which are competitive with Imagent:  Optison (sold by Amersham Health, Inc.), and Definity (sold by Bristol-Myers Squibb). Bracco International filed an NDA in the U.S. late in 2000 for SonoVue®, POINT Biomedical Corp. has completed a Phase III myocardial perfusion study for CardioSphere and is preparing for an NDA submission, and Acusphere Inc. has initiated a Phase III myocardial perfusion study in December 2003 for its AI-700 product.

Imagent contains no human blood components (albumin), does not require refrigeration, and does not require a mechanical shaker to activate the product. Optison contains human albumin, carrying the appropriate label warnings for injection of a human based product; and it also requires refrigeration. Having this component has limited Optison’s development in certain countries. Definity requires a mechanical shaker to manufacture the microbubble at the patient’s bedside as well as it requires refrigeration. SonoVue in approved in Europe and carries a restrictive use label warning in cardiac patients. CardioSphere contains human albumin and requires refrigeration. AI-700 also requires refrigeration.

The existing market for radiopaque contrast agents is estimated by Frost & Sullivan to be approximately $3.4 billion worldwide. The dominant uses of contrast media are those procedures employed in conjunction with CT or x-ray scans. In addition to CT or x-ray scans, other modalities, such as MRI and ultrasound, are also used by physicians to image internal vasculature and organs. These modalities, including CT imaging, each have particular attributes that may make their use applicable to any particular situation. Approximately half of the usage of contrast agents is in the U.S. Amersham’s Omnipaque® product is believed to be the leading agent utilized in coronary angiography. Other companies marketing contrast agents include Mallinckrodt, Inc. (a unit of Tyco International Ltd.), Berlex Laboratories, Inc. (a subsidiary of Schering AG) and Bracco International.

RISK FACTORS

This Form 10-KSB contains (and other filings with the Securities and Exchange Commission, press releases and other public statements we may issue from time to time may contain) forward-looking statements regarding our business and operations. Statements in this document that are not historical facts are forward-looking statements. Such forward-looking statements include those relating to:

•	Our current business and product development plans,

•	Our future business and product development plans,

•	The timing and results of regulatory approval for proposed products, and

•	Projected capital needs, working capital, liquidity, revenues, costs, and income.

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

Risks Related To Our Financing and Operations

We must raise additional financing and our inability to do so will prevent us from continuing as a going concern and implementing our business plan.

Our cash and securities on hand at December 31, 2004 was approximately $4,721,456. At December 31, 2004, we had liabilities, including current liabilities (which include the current portion of deferred licensing revenue totaling $696,307) of approximately $5,889,376 and the long term portion of deferred license revenue of approximately $6,948,753, together totaling $12,838,129.

We will need substantial additional financing to continue planned operations including manufacturing, marketing and product development programs, and the repayment of debt. At our current rate of spending, including estimated requirements to service a portion of our current liabilities and without additional funds, we may not be able to continue our current level of operations beyond April, 2005. We cannot accurately estimate the amount of additional financing required; however, the amount could be an additional $12,000,000 or more in order to fund operations through December 31, 2005.

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

If we are not able to raise adequate capital, we will have to curtail our operations and development activities, reduce headcount and consider alternatives for our business. Those alternatives may include the sale or license of some or all of our assets, a merger or other material transaction.

We have a history of losses, and we may not achieve or maintain profitability in the future or pay cash dividends.

We have incurred losses since the beginning of our operations. As of December 31, 2004, we have incurred cumulative net losses (before dividends on preferred stock) of approximately $73,191,333. We expect our losses to increase in the future as our financial resources are used for litigation, manufacturing, marketing, research and development, preclinical and clinical development, regulatory activities, and other related expenses. We may not be able to achieve or maintain profitability in the future.

We intend to retain earnings, if any, for use in the operation and expansion of our business. We do not anticipate paying any dividends on our common stock in the foreseeable future.

We do not have any material revenue collections from product sales.

Our company and our technologies, other than Imagent, are in early stages of development. We began our business as a pharmaceutical company in 1997. To date, we have not generated material product revenues from sales activities. Our earned revenues have come from the amortization of previously received product and technology license fees. We expect to generate revenue from future sales of Imagent, but there can be no assurance that we will be able to generate enough revenue from such sales to be profitable for at least several years, if at all. Our future profitability will be affected by royalty and similar obligations we may have to third parties with respect to Imagent (Schering AG and Alliance) and N1177 and/or PH-50 (Massachusetts General Hospital, Élan and Gerald Wolf).

Our inability to expand the label indication of Imagent for the detection of coronary artery disease may impede our ability to raise capital.

We are seeking to expand the label indication of Imagent for myocardial perfusion imaging for the detection of coronary artery disease (CAD) using a novel technique called Phasic Changes. We believe that development of Imagent for the detection of CAD and, in particular, using the Phasic Changes technique will be important to our ability to attract capital and achieve future profitability. We plan to defer further clinical development of PH-50 and N1177 and are seeking partners to develop those technologies.

There are a number of potential obstacles to these goals:

•	We may not have sufficient capital to complete the clinical trials and other tasks necessary to obtain regulatory approval,

•	The results of studies on Imagent for the Phasic Changes technique are preliminary. Future clinical studies for Imagent may not provide sufficient data to show efficacy and safety for FDA approval,

•	We may not be able to enter into a license or development agreement for N1177 or PH-50,

•
We may not attract capital or achieve profitability even if we successfully introduce Imagent for the additional indication or if we license or enter into a development agreement for PH-50 or N1177, and

•
As a result of changing economic considerations, market, clinical or regulatory conditions, or clinical trial results, we may shift our focus or determine not to continue one or more of the product development projects we are currently pursuing.

Many of our competitors have greater resources and have products that are in more advanced stages of development than we do, which may give them a competitive advantage over us.

The markets for imaging products are extremely competitive. In addition to Imagent, there are currently two FDA approved ultrasound contrast agents being marketed in the U.S. by Amersham Health, Inc. and Bristol-Myers Squibb for the same indication for sub-optimal ultrasound images as Imagent. In addition, Bracco International has filed a New Drug Application with the FDA seeking approval to market its product in the U.S. Two other companies (POINT Biomedical Corp. and Acusphere, Inc.) are in advanced clinical development for the use of ultrasound contrast agents for myocardial perfusion. We are distributing Imagent on a limited basis and we cannot predict whether it will compete successfully with these other products. Existing or future pharmaceutical and device companies, government entities and universities may create developments that accomplish similar functions to our technologies in ways that are less expensive, receive faster regulatory approval or receive greater market acceptance than our potential products.

We filed a suit against Amersham for patent infringement and theft of trade secrets, and Amersham has counterclaimed for patent infringement. This case, if resolved unfavorably, could impede our ability to market Imagent.

We filed a complaint against Amersham Health, Inc. and two other Amersham affiliates alleging that certain Amersham products infringe on claims in our patents.  We have also alleged theft of trade secrets and also seek a declaration that our products do not infringe on Amersham’s patents.  Alliance joined as a plaintiff in this suit.  Amersham filed an answer denying the material allegations of our claims and asserting certain counterclaims.  Both parties amended their complaints to include certain antitrust claims.  If the suit is resolved unfavorably to us, it may be difficult or impossible to implement our commercialization strategy for Imagent.

Intellectual property disputes are often settled through licensing arrangements that could be costly to us.  In any intellectual property litigation, it is possible that those licenses necessary to settle the dispute would not be available on commercially reasonable terms or that we would not be able to redesign out technologies to avoid any claimed infringement thus resulting in our inability to sell the product.

If we do not obtain and maintain patent or other protection for Imagent, PH-50 and N1177, we may have difficulty commercializing products using these technologies.

Our success depends in part on our ability to obtain, assert and defend our patents, protect trade secrets and operate without infringing the intellectual property of others. Among the important risks in this area are:

•
Our patent applications may not result in issued patents. Moreover, any issued patents may not provide us with adequate protection of our intellectual property or competitive advantages, and the law on the scope of patent coverage is continually changing. We filed patent applications on the intellectual property associated with the use of Imagent for Phasic Changes, but these applications may not result in patents,

•
Various countries limit the subject matter that can be patented and limit the ability of a patent owner to enforce patents in the medical field. This may limit our ability to obtain or utilize those patents internationally,

•
Existing or future patents or patent applications (and the products or methods they cover) of our competitors (or others, such as research institutions or universities) may interfere, invalidate, conflict with or infringe our patents or patent applications. Similarly, the use of the methods or technologies contained in our patents, patent applications and other intellectual property may conflict with or infringe the rights of others, and

•	If an advance is made that qualifies as a joint invention, the joint inventor or his or her employer may have rights in the invention.

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that these rights are covered by valid and enforceable patents or effectively maintained as trade secrets. The patent position of pharmaceutical companies involves complex legal and factual questions and therefore we cannot assure the enforceability of these patents. A third party might successfully challenge the validity or enforceability of our patents or if issued, patents that would result from its patent applications. The patents might not provide protection against competitive products or otherwise be commercially valuable, and applications filed by others might result in patents that would be infringed by the manufacture, use or sale of our products. Intellectual property disputes relating to Imagent could be costly to resolve and could affect our ability to commercialize products with those technologies.

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

Confidentiality agreements covering our intellectual property may be violated, and we may not have adequate remedies for any violation. Our trade secret intellectual property may in other ways become known or be independently discovered by competitors. In addition, where intellectual property results from a research project supported by government funding, the government has limited rights to use the intellectual property without paying us a royalty. However, we cannot assure that these agreements will afford significant protection against or adequate compensation for misappropriation or unauthorized disclosure of inventions or our trade secrets.

To the extent we use intellectual property through licenses or sub-licenses, as is the case for some of its lymphography technology, our rights are subject to us performing the terms of the license or sub-license agreement with third parties. Our rights are also subject to the actions of third parties we may not be able to control, such as its sub-licensor complying with the terms of its license with the patent owner and the patent owner maintaining the patent.

Our proposed products are subject to extensive testing and government approval and post-market requirements, and we may not obtain or maintain the approvals necessary to sell our proposed products.

Other than Imagent for its current indication, none of our proposed imaging products has received the FDA’s approval for commercial sales. An extensive series of clinical trials, data collection and verification, and other regulatory requirements, must be completed before our proposed products can be approved and sold in the U.S. or other countries. Requirements for FDA approval of a product include preclinical safety testing in animals and clinical testing for effective use and safety in humans, which can be extremely costly. The time frame necessary to perform these tasks for any individual product is long and uncertain, and we may encounter problems or delays that we cannot predict at this time. Our lack of adequate capital will contribute to delays in this process. We must also obtain regulatory approvals comparable to those required in the U.S. to market our products in other countries. Even if testing is successful, our proposed products may not demonstrate sufficient effectiveness or safety to warrant approval by the FDA or other regulatory authorities.

Development of our nanoparticulate formulations has been limited primarily to laboratory experiments and animal testing. Only the injectable nanoparticulate formulation of N1177 for lymphography has completed Phase I human clinical trials. We have not yet conducted substantive studies of our compounds in development to evaluate their effectiveness on human patients. Results from early clinical trials may not predict results that we will obtain in large-scale clinical trials, as even after promising results in early trials, a number of companies have suffered significant setbacks in advanced clinical trials.

We may not conduct additional Phase II or Phase III clinical trials for our products and such trials, if begun, may not demonstrate any efficacy or may not be completed successfully in a timely manner, if at all. The rate of completion of our clinical trials depends upon, among other things, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population for a particular indication, the nature of the clinical protocol under which our products will be studied, the proximity of the patient to a clinical site and the eligibility criteria for the study. Delays in planned patient enrollment may result in increased costs, regulatory filing delays, or both. Furthermore, we, the FDA or other regulatory authorities may alter, suspend or terminate clinical trials at any time. If we do not successfully complete clinical trials and obtain regulatory approval for a product or an indication, we will not be able to market that product or indication.

Once issued, the FDA may withdraw a product approval if we do not comply with the regulatory requirements and standards, or if problems occur after the product reaches the market. If the FDA grants approval of a product, the approval may impose limitations, including limits on the indicated uses for which we may market a product. In addition, the FDA may require additional testing and surveillance programs to monitor the safety and/or effectiveness of approved products that have been commercialized, and the agency has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Further, later discovery of previously unknown problems with a product may result in restrictions on the product, including its withdrawal from the market.

Our FDA approved product, Imagent, is subject to post-market approval requirements by regulatory authorities. These requirements include a safety surveillance study, a clinical study in a pediatric patient population, an animal study to determine the safety of use of Imagent in a special population, and a non-clinical study to determine the persistence of the microbubble. We have successfully completed one animal study in an obstructed lung model, which represents use in patients with chronic lung disease as a part of this post-marketing commitment. We cannot predict the success of the other post-marketing studies.

We and certain of our suppliers are subject to inspection and marketing surveillance by the FDA to determine compliance with regulatory requirements with respect to any approved products or raw materials. If the FDA determines that we or a supplier have failed to comply, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as: recall or seizure of products; fines, injunctions, civil penalties; operating restrictions, partial suspension or total shutdown of production; and criminal prosecution. Any enforcement action by the FDA may also affect our ability to commercially distribute our products in the U.S.

Some of the key raw materials for our products are with single source suppliers, and an interruption in availability of those materials would impair our ability to market or test those products.

We assumed the rights and obligations of Alliance under the terms of the long-term supply agreement for the principal raw material for Imagent. Raw materials used in Imagent cannot be changed without equivalency testing of any new material by us and approval of the FDA. Some raw materials for Imagent are currently qualified from only one source and, although we have some inventory, we will attempt to acquire additional inventory of these materials and to negotiate long-term supply arrangements. The raw material for N1177 and PH-50 are from a single source supplier and no contract currently exists for these supplies. There can be no assurance that we will be successful in negotiating alternative long term or other supply agreements.

To make any significant change in the manufacturing process or change in suppliers, we must conduct certain validation studies, which may require review and/or approval by the FDA. Considerable delays in our research and development programs for our products could result from having to change to a different supplier. There can be no assurance that our current supplier will continue to supply us with the raw materials that we need in a timely manner on conditions that are acceptable to us.

We may encounter difficulties expanding or changing our manufacturing operations.

We lease a single facility located in San Diego, California, a portion of which houses our manufacturing operations. If the lease is not renewed, we may be required to commit a significant amount of time and expense to move to a new facility that meets FDA requirements, assuming we continue to maintain internal manufacturing capabilities. We cannot assure that the FDA would approve the new facility on a timely basis or deem any new facility to which we relocate to be compliant with FDA manufacturing standards. In the event that we relocate to a new manufacturing facility, a change to the chemistry, manufacturing, and controls section of our NDA would be required to be submitted to the FDA for approval. Timing of this event, should it occur, could affect the timeliness of the clinical trials and the sNDA submission.

The current facility is subject to a variety of regulatory requirements to maintain compliance with the FDA’s current good manufacturing practices. We may encounter difficulties in maintaining compliance with these regulations and standards, which also could result in a delay or termination of manufacturing or an inability to meet product demand.

We will face risks inherent in operating a single facility for the manufacture of Imagent. At this time, we do not have alternative production plans in place or alternative facilities available should the San Diego manufacturing facility cease to function. These risks include unforeseen plant shutdowns due to personnel, equipment or other factors, delays and expense in re-starting production in the San Diego facility or finding alternatives, and the resulting inability to produce product. We do not have the internal capability or a contract manufacturing agreement in place for the production of the chemical entity for N1177 and PH-50. We plan to attempt to secure long-term manufacturing arrangements for these items depending on our progress in obtaining a development partner, but there can be no assurance that we will be successful in negotiating long term supply agreements.

We have to rely on third parties and collaborative relationships for distribution, pre-clinical and clinical testing of Imagent and our proposed products, and it may be difficult to implement our business plans without these collaborations.

We currently have a contract with Cardinal Specialty Pharmacy Distribution for distribution and fulfillment. Cardinal PCI is currently our sole source for labeling and packaging. We have had and expect to continue in the future to have a variety of research agreements with universities and other research institutions to investigate specific protocols for the preclinical development and testing of its products or research activities related to other new potential products. We also contract and expect to continue to contract with research organizations and other third parties to manage clinical trials of our products. We must obtain and maintain collaborative relationships with third parties for research and development, preclinical and clinical testing, marketing and distribution of our proposed products. Collaborative relationships may limit or restrict our operations or may not result in an adequate supply of necessary resources. A collaborative partner could also pursue alternative technologies as a means of developing or marketing products for the diseases targeted by our collaborative program. If a third party we are collaborating with fails to perform under its agreement or fails to meet regulatory standards, this could delay or prematurely terminate preclinical or clinical testing of our proposed products.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports and prevent fraud, our operating results could be harmed and current and potential stockholders could lose confidence in our financial reporting, which could have a material adverse effect on our stock price and ability to raise capital. In September 2004, we and our independent registered public accounting firm concluded that our internal controls and procedures had certain material weaknesses and reportable conditions. For further information concerning our controls, see Item 8A – “Controls and Procedures.”

Beginning in May 2004 we began to implement steps to address our internal controls and procedures. We have completed certain remediation steps; however, if we cannot further rectify these material weaknesses through measures and improvements to our systems and procedures, management may encounter difficulties in timely assessing business performance and identifying incipient strategic and oversight issues.

We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, although the SEC has granted an extension for compliance with certain aspects of Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our independent registered public accounting firm’s audit of that assessment, compliance with these regulations will require the commitment of significant financial and managerial resources. In addition, if we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

Our operating results may fluctuate widely between reporting periods.

Our operating results may vary significantly from quarter to quarter or year to year, depending on factors such as timing of pharmaceutical development and commercial adoption of products by our customers, the timing of increased research and development and sales and marketing expenditures, the timing and size of contracts and whether we introduce to the market new products or processes. Consequently, revenues, profits or losses may vary significantly from quarter-to-quarter or year-to-year, and revenue or profits in any period will not necessarily be indicative of results in subsequent periods. These period-to-period fluctuations in financial results may have a significant impact on the market price of our securities.

Our products may not be fully accepted by physicians, laboratories and health insurance providers, which would reduce our revenue and limit our ability to raise capital.

Our growth and success will depend upon market acceptance by physicians, laboratories and health insurance providers of our products. This requires acceptance of our products as clinically useful and cost-effective alternatives to other medical imaging products and methods. In addition, physicians may utilize imaging techniques other than those for which our products are being developed (such as magnetic resonance imaging (MRI) and radionuclear imaging). Our success will also depend, in part, on the extent to which health insurers, managed care entities and similar organizations provide coverage or reimbursement for using the medical procedures we have and plan to develop. Failure by physicians, hospitals and other users of our products to obtain sufficient reimbursement from third-party payers for the procedures in which our products would be used or adverse changes in governmental and private third-party payers’ policies toward reimbursement for such procedures would have a material adverse effect on our business.

Product liability claims could increase our costs and adversely affect its results of operations.

The marketing, sale and clinical testing of Imagent and our other product candidates may expose us to product liability claims, and we may experience material product liability losses in the future. We maintain certain levels of product liability insurance, but our coverage may not continue to be available on terms acceptable to us or adequate for liabilities we actually incur. A successful claim brought against us in excess of available insurance coverage, or any claim or product recall that results in significant adverse publicity against us, may have a material adverse effect on our business and results of operations.

We depend on a small number of employees and consultants to provide management expertise, and the loss of this expertise may interfere with our operations or delay our ability to implement our business plan.

We currently have two senior executive officers: our Chief Executive Officer (Dr. Williams) and our Chief Operating Officer (Mr. DeFranco). We also have retained consultants to advise us in regulatory affairs, product reimbursement, quality assurance and control matters and other business matters. Larry D. Grant, a consultant, provides advisory and management services on a full-time basis on financial, operational and strategic matters. These individuals have entered into employment or consulting agreements, confidentiality and/or non-competition agreements with us. If an individual performing one of these executive or consulting functions for us terminates his association with us or breaches their agreement with us:

•	We could suffer competitive disadvantage or loss of intellectual property protection, and

•	We could experience a delay in the implementation of our business plan until we arrange for another individual or firm to fulfill the role.

Risks Related To Our Common Stock

A small group of stockholders has significant voting power, which may delay or prevent a change of control of IMCOR and may limit the trading volume of our common stock.

As of December 31, 2004, a small group of stockholders controlled approximately 2,561,372 shares, or 64% of our issued and outstanding common stock at that date. These stockholders were parties to a Voting, Drag-Along and Right of First Refusal Agreement (the “Voting Agreement”) which was terminated effective as of February 1, 2005. This concentration of ownership and control may delay or prevent a change in control of IMCOR, and may also result in a small supply of shares available for purchase in the public securities markets. These factors may affect the market and the market price for its common stock in ways that do not reflect the intrinsic value of our common stock.

The price and trading volume of our common stock fluctuates significantly, which may make it difficult for us or a stockholder to sell common stock at a suitable price and may cause dilution for existing stockholders when we issue additional shares.

During the period from January 1, 2004 through December 31, 2004 the closing trade price of our common stock ranged from $39 to $0.80 per share. Daily trading volume during that period ranged from zero shares to approximately 40,698 shares.

The market prices for securities of pharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. The following factors may have an impact on the price of our common stock:

•	Sales performance of Imagent,
•	Our liquidity,
•	Announcements by us or others regarding scientific discoveries, technological innovations, commercial products, patents or proprietary rights,
•	Announcements by us concerning the licensing or other transactions of its products or technologies,
•	Private sales of a significant block of our common stock at a price below the then current market price of our common stock and the subsequent registration and sale of those shares,

•	Public sales of our common stock pursuant to Rule 144 of the Securities Act of 1933 or pursuant to registration statements for the resale of stock we previously issued,
•	The progress of preclinical or clinical testing,
•	Developments or outcome of litigation concerning proprietary rights, including patents (and the uncertainty related to the Amersham litigation),
•	Changes in government regulation,
•	Public concern about the safety of devices or drugs,
•	Limited, if any, coverage by securities analysts,
•	The occurrence of any of the risk factors described in this section,
•	Sales of large blocks of stock by an individual or institution,
•	Changes in our financial performance from period to period, securities analysts’ reports, and general market conditions, and
•	Economic and other external factors or a disaster or crisis.

If holders of substantial amounts of our common stock sell their stock in the public market, the price of our stock could fall and it may be more costly for us to raise capital.

We have recently registered the resale of 1,596,798 shares of our common stock (plus an additional 735,881 shares of our common stock issuable upon the exercise of warrants) we had previously sold in private transactions. We have also filed a registration statement, which has not yet gone effective, covering the resale of approximately 2,448,467 shares of our common stock. We may also register the resale of shares issuable upon the conversion of our Series A Convertible Preferred Stock, shares issuable pursuant to future financing transactions and the exercise of options granted under our various option plans. In addition, some of our shares are eligible for sale in the public market free of restriction under Rule 144 of the Securities Act. Others shares of our common stock are also subject to agreements requiring us to permit the holders of the shares, under certain circumstances, to join in a public offering of our stock or to demand that we register their shares for resale. The sale of these shares could place downward pressure on the overall market price of our common stock.

We have issued a substantial number of securities convertible into shares of our common stock and may issue additional shares of our common stock or other securities convertible into shares of our common stock in connection with one or more financings that will result in substantial dilution to the ownership interests of our existing shareholders.

As of December 31, 2004, we had reserved 2,414,003 shares of our common stock for issuance upon exercise or conversion of warrants or stock options (including options that have been granted and that are available for grant in the future). Furthermore, on October 29, 2004, we issued and sold 4,500 shares of our newly issued Series A Convertible Preferred Stock which are convertible into 833,334 shares of our common stock.

If our options and warrants are all issued and exercised, or convertible securities converted, investors may experience significant dilution in the voting power of their common stock. The sale of these shares could also place downward pressure on the overall market price of our common stock.

We may also engage in financing transactions which involve the issuance of additional shares of our common stock or securities which are convertible into shares of our common stock. The sale of such securities could result in significant dilution to existing shareholders.

Applicable Securities and Exchange Commission rules governing the trading of “penny stocks” limits the trading and liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock currently is quoted on the Pink Sheets. Our appeal to NASDAQ to reconsider its decision in 2004 to delist our shares was denied and for a portion of 2004 our stock was quoted on the Pink Sheets. We are considering options to seek re-listing of our shares on an appropriate exchange, but it will be a minimum of at least several months before we could meet the requirements for listing. As such, our common stock may have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the Nasdaq Stock Market. These factors may result in higher price volatility and less market liquidity for our common stock.

Because our common stock is currently trading below $5.00 per share, our common stock is considered a “penny stock” and subject to Securities and Exchange Commission rules and regulations, which impose limitations upon the manner in which our shares can be publicly traded. Our common stock may also trade below $5.00 per share in the future. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any real estate. We conduct operations from leased premises of approximately 53,000 square feet in San Diego, California. This lease expires in early 2008 and we are investigating available alternatives if we elect not to extend the lease. At this facility we maintain our executive offices, perform research and development, and manufacture Imagent. We have obtained regulatory approval to manufacture Imagent at this production facility. To our knowledge, the property and equipment is in good condition. At this time, because we are not producing large quantities of Imagent, the facility is not being utilized to its capacity.

ITEM 3. LEGAL PROCEEDINGS.

In 2003, we filed a complaint against Amersham and two other Amersham affiliates alleging that certain Amersham products infringe on claims in its patents covering Imagent. The case is captioned as Photogen Technologies, Inc. and Alliance Pharmaceutical Corp. v. Amersham Health Inc. et. al., Civil Action No. 03CV2853(SRC), in the United States District Court for the District of New Jersey. Our complaint alleges that principally through their Optison® product, Amersham and related Amersham entities infringe on eight patents owned by us. We are also seeking a declaration that the claims of fifteen Amersham patents are invalid and are not infringed by our Imagent product. Amersham denied the material allegations of our claims and asserted certain affirmative defenses and counterclaims. Amersham’s counterclaims against us include claims of patent infringement of the fifteen Amersham patents, breach of contract, breach of good faith and fair dealing, and tortious interference with contract. Both parties have amended their complaints to include allegations of antitrust violations by the other party.

It is not presently feasible to determine whether there is a reasonable possibility that the assets have been impaired for purposes of Statement of Financial Accounting Standards No. 5, or the extent of damages or gain, if any, that might result depending on whether or not we prevail. In any event, we will continue to incur litigation costs as we prosecute claims in the litigation.

See “Risk Factors—We filed a suit against Amersham for patent infringement and theft of trade secrets, and Amersham has counterclaimed for patent infringement. This case, if resolved unfavorably, could impede our ability to market Imagent,” above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted from time to time on the Pink Sheets under the symbol “ICRP.PK” Until June 28, 2004 our stock traded in the Nasdaq SmallCap Market.

Common Stock

As of March 10, 2005, there were approximately 4,499,393 shares of our common stock outstanding and as of March 3, 2005 (immediately preceding the reverse split) there were approximately 275 stockholders of record. Holders of our common stock are entitled to receive such dividends as may be declared by the Board of Directors. We have not declared or paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

The high and low trading prices (adjusted to reflect our one-for-twenty reverse split) for our common stock during each quarter of the fiscal year ended December 31, 2003 and for the fiscal quarters ended March 31, 2004 and June 30, 2004 (the periods during which our common stock was listed on the Nasdaq SmallCap Market) are set forth below. The high and low bid prices for our common stock during the fiscal quarters ended September 30, 2004 and December 31, 2004 (the period during which the common stock was listed on the Pink Sheets) are also set forth below.

	Year Ended December 31, 2003 (Amounts in $)		Year Ended December 31, 2004 (Amounts in $)
	High	Low	High	Low
1st Quarter	$54.60	$18.00	$39.00	$22.00
2nd Quarter	52.00	30.00	44.00	6.00
3rd Quarter	48.80	19.40	6.20	2.00
4th Quarter	38.60	21.40	15.00	0.80

In addition, for comparison purposes, set forth below are the trading prices (as opposed to the bid prices set forth in the above table for these periods) for our common stock during the fiscal quarters ended September 30, 2004 and December 31, 2004 when the stock was quoted on the Pink Sheets.

	Year Ended December 31, 2004 (Amounts in $)
	High	Low
3rd Quarter	$8.00	$2.00
4th Quarter	17.50	0.90

The foregoing information was obtained from the National Association of Securities Dealers and the Pink Sheets as reported on the Nasdaq SmallCap Market and the Pink Sheets, respectively. The quotations generally reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The foregoing information reflects trade or bid prices, as indicated. See “Risk Factors—A small group of stockholders has significant voting power and may delay or prevent a change of control of IMCOR and may limit the trading volume of our common stock” and “The price and trading volume of our common stock fluctuates significantly, like that of many biopharmaceutical companies, which may make it difficult for us or a stockholder to sell our common stock at a suitable price and may cause dilution for existing stockholders when we issue additional shares,” above, regarding the possible effects of the concentrated ownership of our stock on the market and price of the stock.

In 2004, we granted qualified and non-qualified stock options pursuant to our 2000 Long Term Incentive Compensation Plan to purchase an aggregate of approximately 230,071 shares of common stock at exercise prices ranging from $2.80 to $36.20. These options vest at various times up to four years from the date of grant except for 201,421 options awarded to Dr. Williams that vest upon the earlier of a change in control of the company or the date he ceases to be a salaried employee of the company.

During the fourth quarter of 2004, we issued common and preferred stock as follows:

•
In October 2004, we sold an aggregate of 4,500 shares of our recently authorized Series A Convertible Preferred Stock for a purchase price of $4,500,000 in connection with a cross-licensing agreement (see “Series A Convertible Preferred Stock” below”).

•	In November and December 2004, we issued an aggregate of 5,512 shares in connection with a settlement with a former creditor of Alliance.

These securities were offered and sold by us in reliance upon exemptions from registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering.

As of December 31, 2004, we were subject to four groups of registration rights agreements. In the aggregate, these agreements cover approximately 5,553,969 shares of common stock (including approximately 735,881 shares issuable upon the exercise of warrants and 833,334 shares issuable upon the conversion of our Series A Convertible Preferred Stock) and require us to register those shares under various terms and subject to specific conditions in the agreements. In accordance with the terms of certain of these registration rights agreements, on January 11, 2005 a registration statement became effective relating to the resale of 2,332,679 shares of our common stock including 735,881 shares issuable upon the exercise of warrants. In addition, on February 8, 2005 we filed a registration statement relating to the resale of 2,448,467 shares of our common stock. The registration statement filed on February 8, 2005 has not yet been declared effective, and the final number of registered shares will increase to reflect late registration shares and other adjustments.

As of March 10, 2005, approximately 2,057,379 shares of our common stock are “restricted stock” or are beneficially owned by persons who as of March 10, 2005 were affiliates of the company as defined in Rule 144 under the Securities Act. For purposes of this calculation only (and the comparable disclosure on the cover page of this Form 10-KSB) we have assumed that officers, directors, 10% stockholders and that stock held by Oxford Bioscience Partners IV L.P. and MRNA Fund II L.P., other than shares and warrants which are covered by an effective registration statement, would be deemed to be beneficially owned by Jonathan Fleming (a director) (although Mr. Fleming disclaims beneficial ownership of those shares for all other purposes), and that a person beneficially owns stock subject to an option, warrant or convertible instrument that is exercisable or convertible within 60 days from March 10, 2005. A portion of those shares would be eligible for resale by company affiliates and others who have satisfied the requisite holding periods, subject to the volume limitations and other provisions of Rule 144 and applicable law. As of March 10, 2005, we had approximately 2,147,154 shares eligible for sale free of restriction under Rule 144 which are not subject to an effective registration statement.

Equity Compensation Plan Information

See Part III Item 11 for information regarding our equity compensation plans.

Series A Convertible Preferred Stock

In October 2004, in connection with our technology cross-licensing agreement, we entered into a securities purchase agreement with Bristol-Myers Squibb pursuant to which we sold an aggregate of 4,500 shares of Series A Convertible Preferred Stock for a total purchase price of $4,500,000. The Certificate of Designation, Preferences and Rights which authorizes the Series A Convertible Preferred Stock generally provides that:

•
In the event of any liquidation, dissolution or winding up of the company (including the sale of all or substantially all the assets of the company unless the holders of 66-2/3% of the preferred stock then outstanding vote not to treat such a sale as a liquidation event), whether voluntary or involuntary, and subject to the rights of the holders of any future senior securities, each holder of preferred stock is entitled to be paid out of the funds and assets of the company available for distribution to holders of our capital stock before any payment or setting apart for payment of any amount shall be made in respect of any common stock, an amount equal to $1,000 per share of preferred stock;

•	The holder of the preferred stock shall have no voting rights except as required by law; and

•
The preferred stock is convertible into common stock at a ratio of 185.1854 shares of common stock for each share of preferred stock. As of October 29, 2004, conversion of the preferred stock would result in issuance of 833,334 shares of our common stock. However, the holder of the preferred stock cannot convert it into common stock before July 29, 2005. We have the right to require conversion of the preferred stock into common stock if at any time after October 29, 2005 the closing price of our common stock exceeds $8.10 per share for ten consecutive trading days. The conversion ratio is subject to adjustments for dilution resulting from stock splits and combinations, certain dividends and distributions, reorganization, reclassification or merger of the company.

In October 1999, we issued 12,015 shares of Series A Preferred Stock to an affiliate of Élan in conjunction with the formation of Sentigen Ltd., our former joint venture with Élan. As of June 10, 2004, all of the Series A Preferred stock held by Élan’s affiliate was converted into 9,763 shares of common stock and this series of Series A Preferred Stock was terminated.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Portions of the discussion in this item contain forward-looking statements and are subject to the “Risk Factors” described above. References to the “Imagent Business” are to the property, plant and equipment, technology and medical imaging business of Alliance Pharmaceutical Corp. (“Alliance”) that we acquired on June 18, 2003. References to the “Purchased Technology” are to the technology and intellectual property that are part of the Imagent Business.

The accompanying financial statements have been prepared assuming we are a going concern. Without obtaining additional debt or equity financing we will not be able to continue to fund operations beyond April, 2005. The 2004 financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from this uncertainty.

These financial statements present the results of operations of the Imagent Business following its acquisition on June 18, 2003 and have been adjusted to reflect the one-for-twenty reverse split effected on March 4, 2005. Also, as one of a series of transactions on November 12, 2002, we split off the therapeutic business to certain founding shareholders; accordingly, the expenses associated with that business have been reclassified as discontinued operations.

Significant Estimates

We consider the valuation of our investment in the Imagent Business to be a significant estimate. The carrying value of the Imagent Business at December 31, 2004 was approximately $18,103,793, net of accumulated depreciation and amortization, including assets purchased subsequent to the acquisition of the Imagent Business. On an annual basis (or more often as conditions may warrant), we evaluate the carrying value of the Imagent Business and make any necessary adjustments. No adjustments were required in 2004. Our valuation assumptions have been based on currently available information including estimates of market size and penetration, pricing, competitive threats and general operating expenses. These estimates may change and such changes may impact future estimates of carrying value. We initiated litigation against Amersham regarding patents acquired with the Purchased Technology and Amersham has responded with counter-claims. If there is an unfavorable outcome in this litigation, our business and the value of the Purchased Technology would be materially and adversely affected.

Prior to termination of our joint venture activity with Élan, we considered our investment in the joint venture’s technology license with units of Élan to be a significant estimate. In June 2004, the joint venture was terminated and the holder of our then outstanding Series A Preferred Stock converted it, including accrued and unpaid dividends, into 9,763 shares of our common stock at a conversion price of $1,693.60 per share. (The Preferred Stock formerly held by Élan is different from the newly authorized Series A Convertible Preferred Stock recently issued to Bristol-Myers Squibb in connection with a cross-license agreement, which remains outstanding and is unrelated to the former Élan joint venture.) On the conversion date, the value of our common stock was $15 per share, which was deemed to be the implicit factor to value the 19.9% of Sentigen that Élan sold to IMCOR at $146,447. Sentigen utilized this information to impute a value to the technology license and recorded a $2,402,660 impairment loss in its financial statements in June 2004 to write down the carrying value of this asset to $735,916. In conjunction with the conversion of the preferred stock into common stock, Élan surrendered its interest in Sentigen and Sentigen became our wholly-owned subsidiary. At December 31, 2004, the technology license is recorded on our balance sheet at a carrying value of $696,408, net of accumulated amortization of $39,508. Due to capital constraints, we are currently seeking candidates for partners with whom we might utilize this technology. We intend to further evaluate the carrying value of the technology license when we complete our efforts to obtain a development partner.

Results of Operations

Prior to our acquisition of the Imagent Business in 2003, our efforts were focused on the development and clinical testing of PH-50 as a cardiovascular imaging agent, and N1177 for lymphography. During the 2003 and 2004 fiscal years, we did not generate significant revenues from the sale of any proposed diagnostic products or other operations. Net loss applicable to common shareholders (after preferred dividends) was $23,839,784 and $22,170,695 for the years ended December 31, 2003 and 2004, respectively; and our cumulative losses since inception, including “in-kind” preferred stock and beneficial conversion dividends totaling $9,431,246, are approximately $82,622,579.

With the acquisition of the Imagent Business, we hired approximately 35 employees. These employees were formerly associated with Alliance and had previously demonstrated capabilities in manufacturing, marketing and research and related administrative infrastructure. At December 31, 2004, we employed approximately 35 employees (full time and part time) and utilized the services of approximately 17 on site independent contractors, many of whom are part-time and “as-needed.” We also continue to contract with offsite third party consultants having expertise in clinical development and regulatory matters to supplement our internal capabilities. In addition, we contract with offsite third party research laboratories, contract research organizations and manufacturers for clinical material supplies and the management of clinical trials, and with academic and other institutions to conduct specified research projects.

Revenue and License Fees

We have not generated significant product revenues during 2003 or 2004 due to capital constraints limiting our sales and marketing capability. Any sales of products are therefore included in our financial statements under “investment and other income.”

In December 2003 we entered into a product license agreement with Kyosei Pharmaceutical Co., Ltd. for the development and marketing of Imagent in Japan for all radiology and cardiology indications. We received a gross payment of $2,000,000 from Kyosei in late 2003 and another $2,000,000 in the second quarter of 2004 (both of which were recorded as deferred revenue on a gross basis), less a total of $400,000 of taxes withheld at the source (for which $200,000 was charged against operations in each of 2003 and 2004). As a result of these Kyosei payments, we paid Schering AG $100,000 in 2004 and owe an additional $400,000 at December 31, 2004. We recognize income from these payments ratably over the remaining lives of our related underlying Imagent patents, as calculated at the time the respective payments are received. Accordingly, we recognized $295,238 as earned license revenue in 2004, and zero dollars as license revenue in 2003.

In addition to the $4,000,000 already received, the agreement with Kyosei provides for an additional $6,000,000 to be paid to us in increments based largely on the achievement by Kyosei of certain milestones of clinical development, including the commencement of and completion of clinical studies and approval for sale by Japanese regulatory authorities. We do not expect Kyosei’s commercial sales, upon which we will earn royalties, to begin earlier than 2008. While we believe that Imagent clinical studies will be successful, there can be no assurance that such studies conducted in Japan will be successful or that the product will be approved for sale by Japanese authorities.

In 2004, we entered into a non-exclusive technology cross-license agreement with Bristol-Myers Squibb. We received a gross payment of $4,000,000 in connection with the license and an additional $4,500,000 under a related stock purchase agreement. We have recognized $59,702 in earned license revenue for 2004 in connection with this technology license utilizing the same revenue recognition method described above. We do not owe Schering AG any royalty on the payments from this technology license because, among other things, it did not involve our sale of products.

Research and Development

Research and development expenses for the years ended December 31, 2003 and 2004 were approximately $2,529,679 and $3,794,063, respectively. Significant 2004 costs categorized as research and development expenditures (all numbers approximate) include personnel costs (research, development and manufacturing support) ($2,089,000), contract consulting services ($924,000) patent costs ($374,000), production facilities maintenance ($293,000) and supplies associated with research and development and production activities ($222,000). These expenses were partially offset by a credit recorded in 2004 related to the settlement of a lease dispute for less than the amount originally estimated and accrued in 2003. The expenditures incurred in our San Diego operations were directed to product and regulatory support and compliance, and not to a particular product research program.

Our research and development expenses related to Imagent were approximately $1,665,000 and $3,728,000 for the 2003 and 2004 fiscal years, respectively. Expenses were less in 2003 because we acquired the Imagent Business in June of 2003. We have incurred a total of $5,393,000 in development expense for Imagent.

Research and development expenses related to PH-50 were approximately $865,000 and $66,000 respectively in the 2003 and 2004 fiscal years. To date, we have incurred a total of $2,597,000 in development expense for PH-50. In 2004, we reduced expenditures on development of PH-50 due to capital constraints.

We had been developing N1177 through our joint venture with units of Élan until June 2004 when we terminated the joint venture. Due to capital constraints and our decision to focus on Imagent, no research was conducted on N1177 during 2003 or 2004. Research and development expenses for N1177 had been charged to the joint venture until its termination; following termination of the joint venture, we bore all development expense. Through the 2004 fiscal year, we incurred a total of approximately $3,130,000 of expenses in connection with the development of N1177. Please see “Technology—Development of N1177” below and Note 4 to our financial statements for the year ending December 31, 2004.

Our total research and development expenditures for 2004 increased by $1,264,384 to $3,794,063 primarily due to the shift in research spending from N1177 and PH-50 to the development of Imagent, which we considered to have greater market potential. The increased expenditures were due to the additional contract work conducted by third party laboratories and consultants. In 2005, we expect to devote the significant majority of our research and development budget to obtaining FDA approval for the myocardial perfusion application of Imagent.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the fiscal years ended December 31, 2003 and 2004 were $14,241,767 and $15,389,363 respectively.

In 2004, the overall increase in expenses was due primarily to the additional costs incurred related to the Imagent Business covering a full year’s operation, including costs of litigation, limited marketing, and amortization of Purchased Technology related to the acquisition of the Imagent Business. More specifically, significant 2004 costs categorized as selling, general and administrative expenses (all numbers approximate) include personnel costs including severance ($1,497,000), contract consultant costs ($1,979,000), recognition of the expense of stock options granted at a price below the fair market value for our common stock on the date of grant ($959,000), legal (including general corporate) and accounting ($2,281,000), special fees (primarily related to carrying costs associated with various Xmark obligations and late registration share charges) ($2,371,000), facilities costs ($1,634,000), insurance (general liability and directors and officers) ($680,000), and depreciation and amortization ($3,127,000 which includes $1,303,000 of amortization on the Purchased Technology).

In 2003, selling, general and administrative expenses increased by $10,211,684 to $14,241,767 from the prior year. The primary reasons for the increase were related to our acquisition of the Imagent Business from Alliance including (i) provisions we took against advances we made to Alliance and shares of our common stock we issued to Xmark pursuant to a standstill agreement with Xmark (approximately $2,615,000), (ii) costs of conducting due diligence and other activities related to the acquisition of the Imagent Business (approximately $775,000), (iii) costs incurred by us to operate the Imagent Business following its acquisition (approximately ($4,445,000), (iv) depreciation and amortization other than on the Purchased Technology (approximately $945,000), and (v) amortization of the Purchased Technology (approximately $658,000). Of the costs to operate the Imagent Business after the acquisition, approximately $1,962,000 was for third party contract services, contract sales and marketing and legal expenses, $850,000 for facilities expenses and $775,000 for payroll and related expenses. In addition, pursuant to an agreement in July 2003 with Dr. Taffy Williams, our Chief Executive Officer, an aggregate of 52,500 stock options were granted to Dr. Williams, as approved by our shareholders on January 20, 2005. Because the exercise prices were below the closing price of our common stock at the dates of grant, we recorded an expense of approximately $1,236,566 in 2003 reflecting the differentials between those respective two prices.

Impairment Losses

We recorded an allowance for valuation impairment for our patents related to our subcutaneous lymphography technology that we acquired from Alliance in 1999. In December 2004, after consideration of our decision to focus on the approval of Imagent for a new label indication, our limited resources, the results of our attempts to find development partners for the related technologies, and our belief that there was little probability of any future cash flows relating to these patents, we determined that future cash flows related to patents were going to be less than the carrying value of these patents. Therefore, we recorded an allowance for valuation impairment in the fourth quarter of 2004 related to these patents equal to their carrying value at that time of $274,479.

Investment in Affiliate – Sentigen Matters

As part of our annual audits through 2003, we, on behalf of the Sentigen joint venture, prepared cash flow projections of the product N1177, including assumptions of research and clinical development costs, market size, market share and resulting potential revenues and the costs (manufacturing, marketing and sales along with administrative costs) to generate the projected revenue stream. These cash flows, assuming that the research is successful, were then discounted to a present value.

During 2004, we incorporated these projections, as well as other factors, as part of a continuing analysis of any impairment in the value of the joint venture through June 10, 2004 and subsequent to June 10, 2004 as related to the carrying value of the newly recorded consolidated value of the license agreement.

During 2003 and 2004 we recorded equity in the losses from the Sentigen joint venture of $5,389,338 and $2,213,646, respectively. In 2003, these losses were substantially the result of the amortization of the lymphography license purchased from units of Élan and a $4,605,000 charge for impairment of the license value because, due to the lower priority of the development of N1177 and capital constraints, limited development work was being conducted.

The Sentigen joint venture was terminated on June 10, 2004. For the period from January 1 through June 10, 2004, through normal amortization we wrote down $346,085 relative to the joint venture. Immediately prior to the termination of the joint venture, we wrote down our equity share of Sentigen by an additional $1,857,561. Upon consolidation on June 10, 2004, when we became the sole owner of Sentigen, the recorded value of the license agreement was $735,916 before amortization.

Investment and Other Income

Investment and other income for the years ended December 31, 2003 and 2004 was $7,394 and $235,664, respectively.

Investment income for the years ended December 31, 2003 and 2004 was $7,394 and $16,280, respectively. Investment income is generated by the amount of capital in our investment portfolio prior to it being used to fund our operations and the rate of interest earned on that capital.

In 2003, investment and other income reflected earnings on the investment portfolio following our capital raising efforts in late 2002. There was no other income in 2003.

In 2004, in addition to investment income, we also had income from the following sources:

•	Reversal of the remaining provision for the closing of our former offices in New Hope, PA upon the landlord’s successful efforts in replacing us on the lease, and

•	Proceeds resulting from modest marketing of Imagent.

Interest Expense

Interest expense was $483,167 and $591,688 for the years ended December 31, 2003 and 2004, respectively. In 2004, interest expense was attributable primarily to our bridge loan from a bank, our notes to certain of our principal investors and our obligations to certain creditors of Alliance that we assumed in connection with our purchase of the Imagent Business.

Equipment and Leasehold Improvements

We had no material purchases of equipment and leasehold improvements during 2003, other than our acquisition of the Imagent Business which included the assumption of the lease of a manufacturing facility located in San Diego. This lease expires in 2008 and we are investigating available alternatives if we elect not to extend the lease. In 2004, we purchased approximately $115,000 of equipment related primarily to a necessary upgrade of our information technology systems and nominal acquisitions of equipment for our manufacturing facility.

Our current manufacturing facility provides significant excess capacity for our clinical development and commercial manufacturing activities, now and for the foreseeable future.

Preferred Stock

In 1999 we issued Series A Convertible Exchangeable Preferred Stock to units of Élan in connection with the Sentigen joint venture with Élan. This Series A Preferred was converted into common stock in June 2004 and is no longer outstanding. (This is different from the Series A that was issued to Bristol-Myers Squibb in October, 2004 and which remains outstanding.) The holder of the Élan Series A Preferred Stock was entitled to a mandatory, cumulative, semi-annual payment-in-kind dividend of 7% (i.e., 0.07 additional shares of Series A Preferred Stock). We also issued Series B Preferred Stock in February 2000, which was retired in November 2002 when the holders converted all of their issued and outstanding Series B Preferred shares (including accrued and unpaid dividends) into shares of our common stock at an exchange rate of 4.25 (pre-reverse split).

Additionally, the terms of the Élan Series A Preferred Stock and the Series B Preferred Stock created additional preferred returns for the holders. The Élan Series A Preferred Stock was issued with detachable warrants. The value allocated to those warrants caused the preferred shareholders to receive an additional return. As a result of the combination of the mandatory dividends, the preferential value amortization, we recorded preferred stock dividends of $1,066,280 and $498,060 in 2003 and 2004, respectively, for our series of Preferred Stock.

Loss Attributable to Common Shareholders

As a result of the above factors, the net loss applicable to common shareholders (after preferred dividends) was $23,839,784 and $22,170,695 for the years ended December 31, 2003 and 2004 respectively. Basic and diluted loss per common share was $24.75 and $8.20, respectively, for these periods. Weighted average shares utilized in these calculations were 963,280 and 2,704,703, respectively. The increase in weighted shares outstanding was due primarily to the timing of our financing, debt conversion and Series A Preferred Stock conversion.

Liquidity; Capital Resources

At December 31, 2004, we had cash and cash equivalents totaling approximately $4,721,456, compared to $1,657,594 at the end of the 2003 fiscal year. At December 31, 2004, we had a net equity position of $11,943,329, compared to a net deficit position (in which our liabilities, puttable share obligations and mezzanine equity, combined, exceeded our assets) of $8,194,743 at the end of the 2003 fiscal year.

During the 2004 fiscal year, the following transactions contributed to increased shareholders’ equity:

•	$10,150,000 common stock financing, resulting in approximately $9,325,000 cash proceeds net of costs,

•	Conversion of various debt instruments with principal values aggregating $12,719,500 plus accrued interest, into common stock for a total value of approximately $13,496,000,

•
Reclassification of the $12,015,000 mezzanine equity into shareholders’ equity upon the conversion of the Series A Preferred Stock issued in connection with the Élan joint venture into 9,763 shares of common stock (discussed below), and

•	Contribution of $4,500,000 as part of the payment from Bristol-Myers Squibb in connection with our technology cross-license, resulting in $4,140,000 of proceeds net of costs.

The above transactions, taken together, resulted in gross increases to shareholders’ equity totaling approximately $38,976,000 during the year ended December 31, 2004. The most significant reduction to shareholders’ equity during this same period resulted from continuing net losses, totaling approximately $21,673,000. Accordingly, the net shareholders’ deficit of $8,194,743 at December 31, 2003 was improved to a positive shareholders’ equity of $11,943,329 at December 31, 2004.

During 2004, we financed our operations and serviced a portion of our secured and unsecured debt and secured puttable share obligations with the proceeds of the financings we closed in the second quarter of 2004, the payments we received from Kyosei (net of taxes and expenses), net proceeds from our sale of Series A Convertible Preferred Shares to Bristol-Myers Squibb and the related technology cross-license, and through borrowings from our principal institutional investors (which were converted into common stock in the second quarter of 2004).

We utilized approximately $14,806,000 in available cash for continuing operations during 2004 (including approximately $1,111,000 to satisfy certain obligations we assumed pursuant to the acquisition of the Imagent Business), which, after giving effect to the $6,000,000 received pursuant to our Kyosei and Bristol-Myers Squibb license agreement transactions, netted to approximately $8,806,000, as reported in our consolidated statements of cash flows for the year then ended.

Our current budget contemplates that during 2005 we will need at least approximately $13,500,000 for manufacturing and limited marketing operations, as well as research, clinical testing and product development programs during 2005. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result. However, there can be no assurance that such capital will be available under acceptable terms, if at all. See “Risk Factors—We must raise additional financing in the future and our inability to do so will prevent us from continuing as a going concern and implementing our business plan,” above. Our financial condition raises substantial doubt about our ability to continue as a going concern without adjustments to our planned levels of expenditures.

In 2003, accounts payable increased by $1,049,788 reflecting primarily increases in balances due to certain vendors assumed by us as part of the Imagent Business acquisition and to other vendors as we continued to manage our cash flow. In 2003, accrued expense balance increased by $3,247,651 to $3,281,793, of which $3,422,036 related to the non-cash assumption of liabilities related to the Imagent Business acquisition (including approximately $923,000 for certain notes, all of which were past due at the end of 2003, as well as, approximately $2,499,000 for other obligations of which approximately $892,000 was paid down by year end 2003) and the remaining increase of approximately $717,000 was due to the New Hope office abandonment provision and general accruals and payroll liabilities. Accordingly, and after eliminating the non-cash effect of the Imagent Business acquisition liability assumptions, the net cash flow utilized for accrued expenses was $174,230. In 2003, we issued an unsecured note payable in the amount of $329,679 related to unpaid legal fees at year end.

In 2004 accounts payable increased by $31,759 to $1,916,551, as we continued to dedicate available cash resources to ongoing operating expenditures and to reduce debt. In 2004 accrued expenses decreased on a net basis by $1,090,492 to $2,191,301, resulting primarily from continued gross cash payments on a portion of the liabilities we assumed in 2003 as part of the Imagent Business acquisition totaling $1,111,384 (including payments on certain notes totaling $300,000 included in that amount), and a further non-cash reduction of $240,000 related to prior estimated obligations to certain former Alliance creditors which we determined were no longer required; but offset by among other items, a cash bonus declared for our chief executive officer totaling $206,250, which remains unpaid at December 31, 2004. We also had a net $400,000 cash flow benefit relating to unpaid royalty obligations in 2004. In 2004 unsecured notes payable decreased by net $137,446 to $192,233, due to the payoff of the $329,679 note for legal fees (above), but offset by the issuance of notes to two of our shareholders in the aggregate amount of $192,233 related to advances of certain operating costs by these shareholders during the year.

In connection with our acquisition of the Imagent Business, we were obligated to pay additional amounts to Alliance secured and unsecured creditors at various times between 90 and 365 days after the closing, (i) an aggregate of $2,500,000 to Xmark (a creditor of Alliance) which was paid in 2004, (ii) subject to reaching satisfactory agreements with certain Alliance secured and unsecured creditors, an aggregate amount of up to approximately $3,000,000 to creditors other than Xmark, of which all but approximately $1,179,000 has been paid, (iii) pay certain royalties based upon sales of Imagent through June 2010, subject to certain offsets, and (iv) deliver an aggregate of approximately 102,700 shares of our common stock (which has been completed). Our obligations to Xmark were secured by a first priority security interest on the Imagent related tangible and intangible assets, which was released in the fourth quarter of 2004 after the final payment.

As to the remaining unpaid obligations assumed in connection with the Imagent Business acquisition referenced above totaling approximately $1,179,000 at year end 2004, $622,750 relates to certain notes (of which $247,750 remain past due at year end) as a result of negotiated accommodations reached with two of the note holders in the fourth quarter of 2004.

At the time of the acquisition of the Imagent Business, we entered into a lease agreement with a unit of Baxter International for certain equipment used for the manufacture of Imagent. Our annual cost for this lease is approximately $126,000. Our other significant long-term commitment that is not recorded on our financial statements is for our office space in San Diego, California. Annual rent for the California lease, which expires in 2008, is approximately $819,000 in 2005 (which does not include estimates for building operations, insurance, property taxes and other common area maintenance expenditures, which were approximately $146,000 in 2004).

In 2003, we recognized the issuance of 6,232 shares of common stock that had previously been subject to rescission. In 2004, we recognized issuance of an additional 11,250 of such shares.

Our balance sheet for 2003 reflected the effect of classifying $12,015,000 as mezzanine equity we received from a unit of Élan through its investment in our Series A Convertible Exchangeable Preferred Stock that we issued in connection with our joint venture. This Series A Preferred Stock was converted into common stock in June 2004, and the amount previously designated as mezzanine equity has been returned to equity on the December 31, 2004 balance sheet. Under the Certificate of Designations of the Series A Preferred Stock originally held by Élan, the holder had a Liquidation Preference entitling it as of December 31, 2003 to the first $16,036,810 of funds available for distribution to stockholders upon liquidation of the company and to convert shares of the Élan Series A Preferred Stock into common stock at any time after October 20, 2001 at a conversion price of $84.68 per share. Alternatively, the holder of the Élan Series A Preferred Stock could exchange the initial 12,015 shares of the Élan Series A Preferred Stock for common shares of Sentigen so that the holder of Series A Preferred Stock owned 50% of the equity of Sentigen. Because the initial value of the Élan Series A Preferred Stock was exchangeable at the holder’s option into additional shares of Sentigen, we reclassified $12,015,000 as mezzanine equity until such time that the exchange right terminated either by the passage of time or the agreement of the holder to terminate or irrevocably to not exercise the right. All of the Series A Preferred Stock issued in connection with the joint venture was converted into 9,763 shares of our common stock in June 2004 and the joint venture was terminated.

Plan of Operation

During the next twelve months we will focus our efforts primarily on exploring various options concerning our business, including obtaining additional financing, joint ventures, clinical development of Imagent, licensing or selling all or a portion of our technology and other possible strategic transactions. Our ability to continue clinical development of Imagent depends on the successful implementation of one or more of these transactions because our currently available capital is not sufficient to carry out our business plan or fully develop and commercialize Imagent.

Depending on the availability of capital and whether we pursue a sale or licensing strategy for Imagent, we intend to focus our operating efforts on the clinical development of Imagent, for the detection of myocardial perfusion for the diagnosis of CAD during a normal resting echo procedure. In particular, we plan to focus on Phase II studies for the detection of CAD, which we expect to require funding of at least $5,800,000 (including out-of-pocket study costs, staffing and costs to maintain our San Diego production facility at its current level). Longer term, we plan to conduct Phase III clinical trials for the assessment of myocardial perfusion using Imagent with Phasic Changes to diagnose CAD and prepare for a broader commercialization effort, to include investigating the appropriate strategic relationships which might provide additional funding. We plan to defer expenditures for development of N1177 and PH-50 and we are investigating the possibility of licensing or partnering with another entity to develop these products.

We also intend to continue prosecuting our claims in the litigation against Amersham as a high priority for our use of funds and other resources. We have asserted that Amersham’s products infringe on our patent claims, theft of trade secrets and certain antitrust violations. Amersham has asserted counterclaims against us.

Subject to the availability of sufficient capital, we expect to continue to incur losses for at least the next three years as we intensify the clinical development, associated regulatory approval activities and engage in or provide for the manufacture and/or sale of these and any other products that we have or may develop.

Greater capital resources would enable us to quicken and expand our marketing and research and development activities, and our failure to raise additional capital will (absent a suitable collaborative agreement providing for a third party to take over these functions) significantly impair or curtail our ability to conduct further activities. In any event, complete development and commercialization of our technology will require substantial additional funds. We are seeking to raise capital through the sale of our common stock or other securities in a private placement to fund our immediate and longer-term capital needs. See “Risk Factors – We must raise additional financing in the future and our inability to do so will prevent us from continuing as a going concern and implementing our business plan,” above. We are also taking continuing actions to reduce ongoing expenses. In the absence of additional funds, we will need to reduce our rate of spending by limiting operations, reducing our personnel, seeking accommodations from creditors and other similar resources, or sell or license significant portions of our assets. Our financial statements, including those contained in this Form 10-KSB, do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

As of December 31, 2004, we expect to pay the following contractual obligations and commitments:

Payments due by Year

Recorded Liabilities	2005	2006-2007	2008-2009	Beyond 2009	Total

Imagent purchase obligations and related notes (remaining)	$1,179,051	$—	$—	$—	$$1,179,051
Equipment lease settlement obligations	492,984	—	—	—	492,984
Accrued royalty liability	400,000				400,000

Commitments
Operating Lease Commitments	979,945	1,798,139	147,081	—	2,925,165
Total Contractual Obligations	$3,051,980	$1,798,139	$147,081	$—	$4,997,200

We have three long-term operating lease commitments. At the time of the acquisition of the Imagent Business, we entered into a non-cancelable operating lease agreement with a opertaing lease unit of Baxter International for certain equipment used for the manufacture of Imagent. Our annual cost for this lease is approximately $126,000 and expires in mid-2006. We also lease certain office equipment at an annual cost of approximately $35,000 and this lease also expires mid-2006. We lease a building in San Diego, California for our offices and manufacturing facilities which expires in February 2008. Annual minimum rent for the lease is approximately $819,000 (excluding estimated operating costs, such as insurance, property taxes and common area maintenance, which in 2004 totaled approximately $146,000).

Recent Accounting Pronouncements

In December 2004, the FASB issued revised SFAS No. 123 (SFAS No. 123R), Share-Based Payment. This standard eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R is effective for Small Business Issuers for financial statements issued for the first interim period beginning after December 15, 2005. Currently, the Company discloses the pro forma net income and related pro forma income per share information in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation Costs—Transition and Disclosure. The Company is evaluating the impact of this statement, which could have a material impact on its results of operations.

In December 2004, the FASB issued FAS 153, Exchanges of Non-monetary Assets. The provisions of this Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of this Statement should be applied prospectively, and eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Non-monetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

 In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an Amendment of ARB No. 43, Chapter 4. The standard requires abnormal amounts of idle facility and related expenses to be recognized as current period charges and also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of this statement will have a material impact on the Company’s financial statements.

ITEM 7. FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

Board of Directors
IMCOR Pharmaceutical Co. (formerly Photogen Technologies, Inc.)

We have audited the accompanying consolidated balance sheets of IMCOR Pharmaceutical Co. and Subsidiaries (formerly Photogen Technologies, Inc.), a development stage company, as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended and for the period from November 3, 1996 (inception) to December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IMCOR Pharmaceutical Co. and Subsidiaries (formerly Photogen Technologies, Inc.) at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended and for the period from November 3, 1996 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has reported accumulated losses since inception of $73,191,333, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moss Adams LLP

Moss Adams LLP
San Diego, California
March 19, 2005

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARIES (formerly Photogen Technologies, Inc.) (A Development Stage Company) CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2004

ASSETS

Current Assets
Cash and cash equivalents	$1,657,594	$4,721,456
Accounts receivable	--	33,916
Deposits	108,721	--
Prepaids	492,718	442,802
	2,259,033	5,198,174

Property and equipment, net	6,294,560	4,427,043

Other assets:
Purchased technology, net	14,979,929	13,676,750
Patents, net	316,146	--
Technology license, net	--	696,408
Investment in and advances to affiliate	2,803,114	--
Deferred royalties, net	--	458,333
Deposits	338,383	324,750
	18,437,572	15,156,241

Total Assets	$26,991,165	$24,781,458

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARIES (formerly Photogen Technologies, Inc.) (A Development Stage Company) CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,	December 31,
	2003	2004

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Notes payable - secured	$1,250,000	$—
Lines of credit - secured	11,735,036	—
Notes payable - unsecured	329,679	192,233
Current portion of deferred license revenue	166,667	696,307
Accounts payable	1,884,792	1,916,551
Accrued expenses and assumed acquisition obligations	3,281,793	2,191,301
Accrued royalty fees	--	400,000
Accrued equipment lease obligation	586,052	492,984
Total current liabilities	19,234,019	5,889,376

Deferred license revenue	1,833,333	6,948,753

Accrued equipment lease obligation	133,888	—

Puttable shares	1,969,668	—

Commitments and contingencies (Notes 3, 8, 13, and 14)

Mezzanine equity- Preferred stock, $.01 par value; 5,000,000 shares authorized including: Series A preferred stock: 12,015 shares and no shares authorized, issued and outstanding at
December 31, 2003 and 2004, respectively; $1,000 liquidation
preference per share ($12,015,000 in aggregate)	12,015,000	—

SHAREHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.01 par value; 5,000,000 shares authorized
Series A preferred stock: 841 shares and 4,500 shares
authorized, issued and outstanding as of December 31, 2003
and 2004, respectively; $1,000 liquidation preference per share
($841,000 and $4,500,000 in aggregate as of December 31, 2003
and 2004, respectively)	8	45
Common stock, $.001 par value; 200,000,000 shares authorized;
973,228 and 4,000,916 shares issued and outstanding
as of December 31, 2003 and 2004, respectively	973	4,001
Additional paid-in capital	38,202,815	84,020,364
Common stock to be issued	5,120,159	1,120,752
Unearned compensation	—	(10,500)
Deficit accumulated during the development stage	(51,518,698)	(73,191,333)
	(8,194,743)	11,943,329

	$26,991,165	$24,781,458

See notes to consolidated financial statements.

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARIES (formerly Photogen Technologies, Inc.) (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from
			Inception
			(November 3,
	Year Ended	Year Ended	1996) to
	December 31,	December 31,	December 31,
	2003	2004	2004

License revenue	$—	$354,940	$354,940

Operating expenses:
Research and development	2,529,679	3,794,063	10,680,379
Sales, general and administrative	14,241,767	15,389,363	46,278,652
Restructuring charges	136,947	—	1,541,455
Provision for future lease payments	—	—	1,264,208
Impairment losses	—	274,479	274,479
Total operating expenses	16,908,393	19,457,905	60,039,173

Operating loss	(16,908,393)	(19,102,965)	(59,684,233)

Loss from joint venture	(5,389,338)	(2,213,646)	(14,518,000)

Investment and other income	7,394	235,664	1,451,999

Interest expense	(483,167)	(591,688)	(1,541,750)

Loss from continuing operations	(22,773,504)	(21,672,635)	(74,291,984)

Discontinued operations:
Operating loss from therapeutic business	—	—	(10,679,101)
Gain from split-off of therapeutic business	—	—	11,779,752
	—	—	1,100,651

Net loss	(22,773,504)	(21,672,635)	$(73,191,333)

Dividends on preferred stock	(1,066,280)	(498,060)

Net loss available to common shareholders	$(23,839,784)	$(22,170,695)

Basic and Diluted loss per common share from
continuing operations	$(24.75)	$(8.20)
Basic and Diluted Loss per common share
from discontinued operations	$—	$—
Basic and diluted net loss per common share	$(24.75)	$(8.20)

Weighted average number of common shares
outstanding- basic and diluted	963,280	2,704,703

See notes to consolidated financial statements.

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARIES (formerly Photogen Technologies, Inc.) (A Development Stage Company) CONSOLIDATED STATEMENTS OF SHAREHOLDER EQUITY (DEFICIT) (Continued)

	Preferred Stock							Common Stock	Unearned	Additional	Deficit Accumulated
	Series A		Series B		Common Stock		Members'	To Be	Compen-	Paid-in	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	sation	Capital	Stage	Total
Contribution of capital	–	$–	–	$–	–	$–	$7,268	$–	$–	$–	$–	$7,268
Net loss for the period ended December 31, 1996	–	–	–	–	–	–	(1,779)	–	–	–	–	(1,779)
Balance, at December 31, 1996	–	–	–	–	–	–	5,489	–	–	–	–	5,489
	–				–
Contribution of capital	–	–	–	–	–	–	–	–	–	–	–	–
Net loss for the period January 1, 1997 to May 15, 1997	–	–	–	–	–	–	3,511	–	–	–	(3,511)	–
Balance, at May 15, 1997	–	–	–	–	–	–	9,000	–	–	–	(3,511)	5,489
	–				–
Issuance of common stock	–	–	–	–	78,910	79	–	–	–	1,803,371	–	1,803,450
Effect of recapitalization and merger	–	–	–	–	371,090	371	(9,000)	–	–	1,210,816	1,732	1,203,919
Cost associated with recapitalization and merger	–	–	–	–	–	–	–	–	–	(371,111)	–	(371,111)
Net loss for the period May 16, 1997 to December 31, 1997	–	–	–	–	–	–	–	–	–	–	(554,702)	(554,702)

Balance, at December 31, 1997	–	–	–	–	450,000	450	–	–	–	2,643,076	(556,481)	2,087,045
	–				–
Issuance of common stock	–	–	–	–	10,938	11	–	–	–	6,999,989	–	7,000,000
Costs associated with common stock issuance	–	–	–	–	–	–	–	–	–	(50,000)	–	(50,000)
Options issued to consultants	–	–	–	–	–	–	–	–	–	45,446	–	45,446
Net loss for the year ended December 31, 1998	–	–	–	–	–	–	–	–	–	–	(1,973,913)	(1,973,913)

Balance, at December 31, 1998	–	–	–	–	460,938	461	–	–	–	9,638,511	(2,530,394)	7,108,578

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARIES (formerly Photogen Technologies, Inc.) (A Development Stage Company) CONSOLIDATED STATEMENTS OF SHAREHOLDER EQUITY (DEFICIT) (Continued)

Preferred Stock							Common Stock	Unearned	Additional	Deficit Accumulated
Series A		Series B		Common Stock		Members'	To Be	Compen-	Paid-in	Development
Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	sation	Capital	Stage	Total

Exercise of stock options	–	–	–	–	56	–	–	–	–	50,063	–	50,063
Issuance of warrants and options	–	–	–	–	–	–	–	–	–	3,664,749	–	3,664,749
Issuance of common stock	–	–	–	–	6,298	6	–	–	–	6,082,648	–	6,082,654
Issuance of preferred stock	12,015	120	–	–	–	–	–	–	–	11,578,839	–	11,578,959
Reclassification of Series A shares as mezzanine equity in accordance with EITF D-98	(12,015)	(120)	–	–	–	–	–	–	–	(11,578,839)	–	(11,578,959)

Net loss for the year ended December 31, 1999	–	–	–	–	–	–	–	–	–	–	(6,052,841)	(6,052,841)

Balance, at December 31, 1999	–	–	–	–	467,292	467	–	–	–	19,435,971	(8,583,235)	10,853,203

Stock option compensation	–	–	–	–	–	–	–	–	–	125,020	–	125,020
Issuance of warrants and options	–	–	–	–	–	–	–	–	–	1,366,050	–	1,366,050
Issuance of preferred stock dividend	841	8	–	–	–	–	–	–	–	(8)	–	–
Issuance of preferred stock	–	–	337,056	3,370	–	–	–	–	–	5,272,970	–	5,276,340
Beneficial accretion of Series A shares reclassified as mezzanine equity	–	–	–	–	–	–	–	–	–	(240,464)	–	(240,464)
Net loss for the year ended December 31, 2000	–	–	–	–	–	–	–	–	–	–	(10,787,062)	(10,787,062)

Balance, at December 31, 2000	841	8	337,056	3,370	467,292	467	–	–	–	25,959,539	(19,370,297)	6,593,087

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARIES (formerly Photogen Technologies, Inc.) (A Development Stage Company) CONSOLIDATED STATEMENTS OF SHAREHOLDER EQUITY (DEFICIT) (Continued)

Preferred Stock							Common Stock	Unearned	Additional	Deficit Accumulated
Series A		Series B		Common Stock		Members'	To Be	Compen-	Paid-in	Development
Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	sation	Capital	Stage	Total
Stock option compensation	–	–	–	–	–	–	–	–	–	64,729	–	64,729
Issuance of common stock for cash	–	–	–	–	2,462	2	–	–	–	418,721	–	418,723
Issuance of common stock in satisfaction of anti-dilution provision	–	–	–	–	9,543	10	–	–	–	(10)	–	–
Issuance of preferred stock dividend	–	–	20,224	202	–	–	–	–	–	(202)	–	–
Beneficial accretion of Series A shares reclassified as mezzanine equity	–	–	–	–	–	–	–	–	–	(195,577)	–	(195,577)
Net loss for the year ended December 31, 2001	–	–	–	–	–	–	–	–	–	–	(9,723,016)	(9,723,016)
Balance, at December 31, 2001	841	8	357,280	3,572	479,297	479	–	–	–	26,247,200	(29,093,313)	(2,842,054)
Stock option compensation	–	–	–	–	–	–	–	–	–	73,870	–	73,870
Issuance of warrants for service	–	–	–	–	–	–	–	–	–	322,000	–	322,000
Issuance of options in settlement of lawsuit	–	–	–	–	–	–	–	–	–	806,415	–	806,415
Employee compensation from stock options	–	–	–	–	–	–	–	–	–	988,184	–	988,184
Issuance of preferred stock dividends	–	–	40,194	402	–	–	–	–	–	(402)	–	–
Conversion of Series B to common stock	–	–	(397,474)	(3,974)	21,116	21	–	–	–	3,953	–	–
Beneficial inducement costs for convertible debt converted	–	–	–	–	–	–	–	–	–	206,348	–	206,348
Conversion of line of credit with Élan to common stock	–	–	–	–	6,422	6	–	–	–	3,082,481	–	3,082,487
Conversion of line of credit with entity controlled by director of company to common stock	–	–	–	–	115,741	116	–	–	–	2,499,884	–	2,500,000
Retirement of common stock returned in shareholder transaction	–	–	–	–	(256,855)	(257)	–	–	–	(12,226,062)	–	(12,226,319)
Issuance of common stock for cash	–	–	–	–	441,153	441	–	–	–	9,141,460	–	9,141,901
Net loss for the year ended December 31, 2002	–	–	–	–	–	–	–	–	–	–	348,119	348,119

Balance, at December 31, 2002	841	8	–	–	806,874	806	–	–	–	31,145,331	(28,745,194)	2,400,951

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARIES (formerly Photogen Technologies, Inc.) (A Development Stage Company) CONSOLIDATED STATEMENTS OF SHAREHOLDER EQUITY (DEFICIT) (Continued)

Preferred Stock							Common Stock	Unearned	Additional	Deficit Accumulated
Series A		Series B		Common Stock		Members'	To Be	Compen-	Paid-in	Development
Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	sation	Capital	Stage	Total

Issuance of common stock for cash	–	–	–	–	1,389	1	–	–	–	29,999	–	30,000
Issuance of common stock for standstill agreement	–	–	–	–	37,500	38	–	–	–	1,173,712	–	1,173,750
Conversion of Series B tocommon stock	–	–	–	–	5	–	–	–	–	–	–	–
Options issued to consultants for services	–	–	–	–	–	–	–	–	–	9,200	–	9,200
Shares issued to consultant for services	–	–	–	–	3,438	4	–	–	–	132,258	–	132,262
Employee compensation from stock options	–	–	–	–	–	–	–	–	–	1,236,566	–	1,236,566
Shares issued in Technology Purchase	–	–	–	–	109,907	110	–	–	–	5,583,158	–	5,583,268
Shares to be issued in
Technology Purchase	–	–	–	–	–	–	–	5,043,226	–	–	–	5,043,226
Shares previously subject to rescission	–	–	–	–	6,231	6	–	–	–	649,994	–	650,000
Shares issued to Xmark for penalties	–	–	–	–	4,941	5	–	–	–	163,671	–	163,676
Shares issued to Xmark for interest	–	–	–	–	1,082	1	–	–	–	48,596	–	48,597
Shares to be issued to Xmark and other former Alliance creditors for interest and penalties	–	–	–	–	–	–	–	76,933	–	–	–	76,933
Options exercised through cashless exercise	–	–	–	–	1,861	2	–	–	–	(2)	–	–
Xmark puttable shares classified as mezzanine equity	–	–	–	–	–	–	–	–	–	(1,969,668)	–	(1,969,668)
Net loss for the year ended December 31, 2003	–	–	–	–	–	–	–	–	–	–	(22,773,504)	(22,773,504)
Balance, at December 31, 2003	841	8	–	–	973,228	973	–	5,120,159	–	38,202,815	(51,518,698)	(8,194,743)

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARIES (formerly Photogen Technologies, Inc.) (A Development Stage Company) CONSOLIDATED STATEMENTS OF SHAREHOLDER EQUITY (DEFICIT) (Continued)

Preferred Stock							Common Stock	Unearned	Additional	Deficit Accumulated
Series A		Series B		Common Stock		Members'	To Be	Compen-	Paid-in	Development
Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	sation	Capital	Stage	Total

Shares issued to consultant for services	–	–	–	–	11,562	12	–	–	(10,500)	43,675	–	33,187
Shares to be issued for legal fees	–	–	–	–	–	–	–	247,865	–	–	–	247,865
Employee compensation from stock options	–	–	–	–	–	–	–	–	–	959,283	–	959,283
Shares issued in Imagent Business purchase	–	–	–	–	99,276	99	–	(5,043,226)	–	5,043,127	–	–
Shares issued for penalties	–	–	–	–	8,935	9	–	(107,513)	–	244,460	–	136,956
Shares to be issued to Xmark and secured creditors for interest and penalties	–	–	–	–	–	–	–	252,357	–	–	–	252,357
Shares issued as payment for promissory notes	–	–	–	–	1,679,173	1,679	–	–	–	13,431,705	–	13,433,384
Shares issued for cash, net	–	–	–	–	1,268,750	1,269	–	–	–	9,323,731	–	9,325,000
Shares to be issued to investors for late registration	–	–	–	–	–	–	–	832,300	–	–	–	832,300
Issuance of stock in settlement of lease	–	–	–	–	30,829	31	–	–	–	586	–	617
Xmark puttable shares issued from mezzanine equity	–	–	–	–	–	–	–	–	–	1,969,668	–	1,969,668
Conversion of Series A to common stock	(841)	(8)	–	–	9,763	10	–	–	–	12,161,445	–	12,161,447
Retirement of puttable shares	–	–	–	–	(80,600)	(81)	–	(203,190)	–	(1,575,176)	–	(1,778,447)
Adjust shares for prior rounding	–	–	–	–	–	–	–	–	–	–	–	–
Shares to be issued to consultants for services	–	–	–	–	–	–	–	22,000	–	–	–	22,000
Shares issued for cash, net	4,500	45	–	–	–	–	–	–	–	4,139,955	–	4,140,000
Proceeds from contribution by shareholder	–	–	–	–	–	–	–	–	–	46,690	–	46,690
Warrants issued for services rendered	–	–	–	–	–	–	–	–	–	28,400	–	28,400
Net loss for the year ended December 31, 2004	–	–	–	–	–	–	–	–	–	–	(21,672,635)	(21,672,635)

Balance December 31, 2004	4,500	$45	–	$–	4,000,916	$4,001	$–	$1,120,752	$(10,500)	$84,020,364	$(73,191,333)	$11,943,329

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARIES (formerly Photogen Technologies, Inc.) (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			Inception
			(November 3,
	Year Ended	Year Ended	1996) to
	December 31,	December 31,	December 31,
	2003	2004	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(22,773,504)	$(21,672,635)	$(73,191,333)
Loss from discontinued operations	–	–	(1,100,651)
Adjustments to reconcile net income (loss) to cash
by operating activities:
Depreciation and amortization	1,681,152	3,126,628	6,485,684
Loss (gain) on disposal of property and equipment	–	(2,200)	36,224
Gain on sale of marketable securities	–	–	(18,503)
United States Treasury Notes amortization	–	–	12,586
Stock option compensation	1,245,766	959,283	3,883,619
Gain from equipment lease settlement	–	(126,257)	(126,257)
License revenue deferred	2,000,000	6,000,000	8,000,000
Recognition of deferred license revenue	–	(354,940)	(354,940)
Amortization of deferred royalty expense	–	41,667	41,667
Valuation impairment allowances	–	274,479	274,479
Beneficial inducement costs for convertible notes	–	–	206,348
Issuance of warrants for services rendered	–	28,400	4,345,491
Issuance of stock options in settlement of lawsuit	–	–	806,415
Issuance of stock for standstill agreement	1,173,750	–	1,173,750
Issuance of stock for services rendered	132,262	303,052	435,314
Issuance of stock for interest payments and penalties	289,206	1,221,612	1,510,818
Equity in loss of affiliate	5,389,338	2,213,646	14,518,000
Changes in operating assets and liabilities:
Accounts receivable	–	(33,916)	(33,916)
Prepaid expenses	200,595	49,916	(442,802)
Deferred royalty expense	–	(500,000)	(500,000)
Accounts payable	1,049,789	105,398	2,060,190
Accrued expenses	(174,230)	(450,492)	(355,013)
Accrued equipment lease obligation	(83,388)	–	1,050,589
Other	–	10,000	10,000
Net cash used in continuing operating activities	(9,869,264)	(8,806,359)	(31,272,241)

Net cash used in discontinued operations	–	–	(10,679,101)

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARIES (formerly Photogen Technologies, Inc.) (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

			Period from
			Inception
			(November 3,
	Year Ended	Year Ended	1996) to
	December 31,	December 31,	December 31,
	2003	2004	2004
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of marketable securities	–	–	2,164,464
Purchases of marketable securities	–	–	(2,182,967)
Purchases of United States Treasury Notes	–	–	(38,656,973)
Sale of United States Treasury Notes	–	–	39,778,548
Purchase of property and equipment	–	(114,757)	(751,634)
Proceeds from sale of property and equipment	–	2,200	147,751
Patent acquisition costs	–	–	(237,335)
Investment in and advances to affiliate	–	–	(15,107,468)
Increase in note receivable	–	–	(1,255,000)
Decrease (increase in deposits)	(334,000)	13,633	(764,120)
Purchase of Imagent business	(5,074,761)	–	(5,074,761)
Net cash provided by (used in) investing activities	(5,408,761)	(98,924)	(21,939,495)

Net cash used in investing activities of discontinued operations	–	–	(1,306,676)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital leases	–	–	(291,704)
Net proceeds from issuance of equity and mezzanine equity	30,000	13,465,000	54,004,340
Capital contributions from shareholders	–	46,690	1,958,364
Principal payments on acquisition debt	(1,250,000)	(1,250,000)	(2,500,000)
Principal payments on other debt	–	(3,350,641)	(3,350,641)
Proceeds from issuance of debt	12,064,715	3,133,096	20,544,721
Payments on lease settlement obligation	–	(75,000)	(75,000)
Cost of recapitalization	–	–	(371,111)
Net cash provided by financing activities	10,844,715	11,969,145	69,918,969

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,433,310)	3,063,862	4,721,456
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,090,904	1,657,594	–
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,657,594	$4,721,456	$4,721,456

SUPPLEMENATAL SCHEDULE OF CASH FLOWS INFORMATION:
Interest paid	$165,132	$85,320	$481,769

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARIES
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

NON-CASH INVESTING AND FINANCING ACTIVITIES:

YEAR ENDED DECEMBER 31, 2004:

As part of the settlement of a lease obligation, the Company paid $75,000, issued 30,829 shares of common stock and utilized a $98,721 lease deposit to offset the estimate of the liability recorded at December 31, 2003. The Company recorded a $126,257 credit to expenses in 2004 which represented the amount by which the estimated liability at December 31, 2003 exceeded the value of the settlement reached in 2004. As a result the following items in the balance sheet were reduced: Deposits: $98,721; Accounts payable: $73,639; Accrued lease obligation - current: $93,068; and Accrued lease obligation - long-term: $133,888.

The Company abandoned and sold $52,851 of fully depreciated equipment and leasehold improvements.

In April and June 2004, the Company issued 1,679,173 shares of common stock in settlement of $13,433,384 in Lines of Credit Secured, including $713,884 of interest accrued which was added to the principal balance in 2003 and 2004.

In June 2004, the holder of the Series A Preferred Stock elected to convert these shares into 9,763 shares of common stock and surrender its interest in a joint venture with the Company. As a result, $12,015,000 of mezzanine equity was reclassified into shareholders’ equity, shareholders equity was also increased by $146,447 for the value of the common shares issued, and the investment in and advances to affiliate was increased by a similar amount. Simultaneously, the investment in and advances to affiliate was reduced by $735,916 and technology license was increased by a similar amount to reflect the consolidation of the joint venture with the Company.

In June 2004, the Company issued secured promissory notes Xmark Fund Ltd. and Xmark Fund LP totaling $2,128,447 to retire 80,599 common shares that had a put feature, extinguish obligations to issue additional shares valued at $166,458 ($123,409 accrued in 2004), as well as pay a $350,000 fee. As a result of this transaction and the holder of the puttable shares, having sold a portion of the shares and thereby extinguishing $314,630 of the put feature, Puttable Shares decreased by $1,969,668 and shareholder equity increased by $191,221.

In March 2004, the Company issued 99,276 shares of common stock at a value of $5,043,226 related to the purchase of Imagent in June 2003. These shares had been classified in Common Stock to be Issued.

As a result of settlement of liabilities assumed in the Imagent acquisition for amounts less than the original estimate, accrued expenses and leasehold improvement costs were decreased by $240,000 each.

YEAR ENDED DECEMBER 31, 2003:

In June 2003, as part of the acquisition of the Imagent business, the Company paid cash of $5,074,761, issued common shares and share to be issued valued at $10,626,494, assumed notes payable of $2,500,000 and other creditor obligations of $3,421,891. In addition the Company applied $1,255,000 of previous advances as additional consideration. The total consideration of $22,878,146 was allocated to Purchased Technology ($15,638,146) and Property and Equipment ($7,240,000). The Company also accrued a $297,000 obligation to provide a security deposit related to the assumed operating lease for the facilities.

See accompanying notes to consolidated financial statements.

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
1. Operations

IMCOR Pharmaceutical Co. (formerly Photogen Technologies, Inc.) and Subsidiaries (the “Company”) is a development-stage pharmaceutical company focused on developing medical imaging pharmaceutical products. These imaging agents are used with echocardiography and computed tomography (“CT”) equipment in order to increase the diagnostic capabilities of these techniques. On February 5, 2004, the Company changed its name to IMCOR Pharmaceutical Co. to reflect the changed nature of the Company’s business to imaging pharmaceuticals.

The Company has one FDA approved product, Imagent® (perflexane lipid microspheres) (“Imagent”), an ultrasound imaging contrast agent that was acquired in June 2003. Imagent has been approved for marketing by the FDA for use in patients with sub-optimal echocardiograms to opacify the left ventricle of the heart and improve delineation of the endocardial borders of the heart. The Company is seeking to expand the label indication for Imagent to myocardial perfusion imaging for the detection of coronary artery disease.

The Company has two additional contrast agents in development for use in computed tomography (CT) and x - ray imaging with potential applications, (1) as a blood pool agent to diagnose diseased tissue in the cardiovascular system and other organs (PH-50), and (2) to diagnose cancer metastasizing into the lymphatic system (N1177). PH-50 and N1177 are iodinated nanoparticulate formulations and are still in early stages of development. Based on the availability of capital and Management’s assessment of market potential, the Company intends to focus its efforts on Imagent and plans to defer the development of PH-50 and N1177 to a later date.

For the two years prior to the acquisition of the Imagent business, substantially all the Company’s research and development efforts were focused on the preclinical testing of PH-50. In addition, the Company had conducted research and development activities on the development of certain therapeutic photodynamic therapy applications and the development of a medical laser. These operations were split-off to the founding scientists as of November 12, 2002 and were recorded as discontinued operations in the financial statements.

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

2. Summary of Significant Accounting Policies:

Liquidity and Basis of Presentation  Going Concern: The accompanying consolidated financial statements are prepared assuming the Company is a going concern.  The Company has reported accumulated losses since inception of $73,191,333. At December 31, 2004 the Company lacks sufficient working capital to fund operations for the entire fiscal year ending December 31, 2005. Substantial additional capital resources will be required to fund its ongoing operations.  Management believes there are a number of potential alternatives available to meet the continuing capital requirements such as public or private financings or collaborative agreements. The Company is taking continuing actions to reduce its ongoing expenses.  If adequate funds are not available by April 30, 2005, the Company will be required to significantly curtail its operating plans and may have to sell or license out significant portions of the Company’s technology or potential products.

The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

Recapitalization and Merger - On May 16, 1997, MT Financial Group, Inc. (an inactive public company) effected a reverse merger with Photogen, Inc. (“Photogen”), which was a wholly owned subsidiary. Photogen was a successor to Photogen, L.L.C., which commenced operations on November 3, 1996. On February 5, 2004 Photogen changed its name to IMCOR Pharmaceutical Co.

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Principles of Consolidation –The accompanying consolidated financial statements include the accounts of IMCOR Pharmaceutical Co. and its wholly owned subsidiary, Sentigen Ltd. (“Sentigen”). Sentigen was a joint venture with Elan International, Ltd. which was formed in October 1999 with the Company as an 80.1% owner. Elan was a 19.9% owner but retained substantive participation and management rights. On June 10, 2004, the joint venture was terminated and Sentigen became a wholly owned subsidiary of the Company. The Company’s investment in Sentigen was accounted for under the equity method from inception through June 10, 2004 and consolidated thereafter. All inter-company transactions have been eliminated.

Stock Splits – On March 4, 2005, the Company effected a 1-for-20 reverse stock split of its common stock. In November 2002, the Company effected a 1-for-4 reverse stock split of its common stock. All share and per share amounts related to common stock in the consolidated financial statements have been retroactively adjusted for all periods presented to give effect to these reverse stock splits.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period.  Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements.

Cash Equivalents – Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents. Cash equivalents are carried at cost, which approximate their fair market value.

Property and Equipment – Property and equipment are stated at cost.  Depreciation and amortization of equipment are provided for using the straight-line method over the estimated useful lives of the assets.  Computers and laboratory equipment are being depreciated over three years, and furniture and fixtures are being depreciated over seven years.  Leasehold improvements are being amortized on a straight-line basis over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Expense for maintenance and repairs are expensed as incurred.

Long-Lived Assets – The Company reviews the carrying values of its long-lived assets for possible impairment whenever an event or change in circumstances indicates that the carrying value of these assets may not be recoverable and recognizes a loss when it is probable that the estimated future cash flows will be less than the carrying value of the asset. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.

Intangible Assets and Deferred Expenses – Patent costs, purchased technology, and technology license are amortized on a straight-line basis over their estimated useful lives ranging from 10-12 years. Deferred royalty payments are amortized over the same period as the related deferred revenue, which is 12 years. The carrying values of intangible assets are periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an intangible asset is less than its carrying value.

Research and Development – Research and development costs are charged to expense when incurred.

Revenue Recognition and Deferred Revenue – The Company recognizes revenue from license agreements ratably over remaining useful life (11-12 years )of the related technology as calculated at the time the respective licensing payments are received.

Income Taxes – Deferred tax liabilities and assets are provided for differences between the book and tax bases of existing assets and liabilities and tax loss carryforwards and credits using tax rates expected to be in effect in the years in which differences are expected to reverse. Valuation allowances are provided to the extent realization of tax assets is not considered likely.

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Basic and Diluted Loss Per Common Share – Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options, warrants and convertible preferred stock as they are antidilutive. Potential common shares excluded from the calculation at December 31 of each year are as follows:

	2003	2004
Options pursuant to plans	332,104	516,670
Options outside of plans, net of cashless component	15,727	15,727
Warrants	18,874	820,147
Issuable upon conversion of preferred stock	9,669	833,334
Total	376,374	2,185,878

Basic and diluted loss per common share in 2003 includes 99,276 shares to be issued upon shareholder approval and in 2004 includes 417,965 shares to be issued.

Fair Value of Financial Instruments – The carrying amounts reported in the consolidated balance sheets for cash, accounts payable and accrued expenses approximate fair value because of the short-term nature of these amounts. The Company’s note payable and lines of credit approximate fair value based on instruments with similar terms.

Stock Options – The Company’s stock option plans are accounted for using the intrinsic-value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The intrinsic-value method requires that compensation expense, if any, be determined by calculating the difference between the fair value of the Company’s common stock and the option’s strike price at a measurement date. The measurement date is generally when the number of shares and the option strike price are known. The Company uses the fair-value method to account for non-employee stock-based compensation. The Company has also adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment to FASB Statement No. 123”. Options issued to non-employees are accounted for using the recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, using the fair value-based method.

The Company has computed the pro forma disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation”, for options granted using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The assumption used and weighted-average information are as follows for each of the years ended December 31:

	2003	2004
Weighted-average fair value of options granted	$36.40	$6.60
Expected dividend yield	$–	$–
Risk-free interest rate at grant date	2.56%	3.79%
Expected stock price volatility	98.00%	183.24%
Expected option lives (years)	5	5

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per basic and diluted share would have been changed to the pro forma amount indicated below for each of the years ended December 31:

	2003	2004
Applicable to common stockholders:
Net loss, as reported	$(23,839,784)	$(22,170,695)
Add stock based compensation expense
included in reported net loss	1,245,768	959,283
Less total stock-based employee
compensation expense determined under
the fair-value based method for all awards	(5,771,226)	(1,752,190)
Pro forma net loss	$(28,365,242)	$(22,963,602)

Net loss per common share (basic and diluted):
Reported	$(24.75)	$(8.20)
Pro forma	$(29.45)	$(8.49)

Recent Accounting Pronouncements:

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an Amendment of ARB No. 43, Chapter 4”. The statement requires abnormal amounts of idle facility and related expenses to be recognized as current period charges and also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued revised SFAS No. 123 (SFAS No. 123R), “Share-Based Payment”. This statement eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R is effective for Small Business Issuers for financial statements issued for the first interim period beginning after December 15, 2005. Currently, the Company discloses the pro forma net income and related pro forma income per share information in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation Costs—Transition and Disclosure. The Company is evaluating the impact of this statement, which could have a material impact on its results of operations.

In December 2004, the FASB issued FAS 153, “Exchanges of Nonmonetary Assets”. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements. This statement will be applied prospectively.

Reclassification: Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

3. Acquisition of Imagent Business:

On June 18, 2003, the Company acquired the medical imaging business from Alliance Pharmaceutical Corp. (“Alliance”). The acquisition costs and allocation to the assets acquired and liabilities assumed were as follows:

Total consideration and acquisition costs:
Fair value of common stock issued in 2003	$5,583,268
Fair value of common stock issued in 2004	5,043,226
Prior cash advances from Company	4,018,052
Cash paid at closing	669,117
Current year payments to vendors on behalf of Alliance	388,387
Notes payable assumed	2,500,000
Obligation to pay Alliance creditors	3,421,891
Acquisition costs	1,254,205
$22,878,146

Fair value of assets acquired:
Leasehold improvements	$5,527,738
Equipment	1,712,262
7,240,000
Purchased technology	15,638,146
$22,878,146

The fair value of the common stock issued in 2003 and 2004 were all based on the fair value of the shares of stock on June 18, 2003, which was the date the shares were issuable. The purchase agreement provided that the Company was obligated to pay Alliance creditors up to a specified amount for various categories of creditors. During 2004, some obligations to Alliance creditors were satisfied for less than the amounts originally estimated and as a result, the Company reduced both accrued expenses and the original acquisition cost of the leasehold improvements by $240,000.

The Company is obligated to pay Alliance contingent consideration (“Earnout”) based on revenues from the sale of Imagent from June 18, 2003 through June 18, 2010, subject to certain reductions. The Earnout is based on varying percentages applied to the revenue during the twelve month periods ending on each anniversary date as follows: 7.5% of revenue up to $20,000,000; 10% of revenue from $20,000,001 up to $30,000,000; 15% of revenue from $30,000,001 up to $40,000,000; and 20% of revenue in excess of $40,000,000. The Earnout will be reduced by the net amounts the Company is obligated to pay pursuant to a license agreement with Schering Aktiengesellschaft (“Schering AG”) and any amounts that may be due from Alliance pursuant to an indemnification agreement. The Earnout is subject to three additional offsets that are applied in different priorities but in total may provide reductions to the Earnout obligation up to approximately $7,000,000. Due to the absence of any meaningful current or expected revenue from Imagent, management is not able to, and has not, included the present value of future estimated Earnout payments in the determination of the consideration paid for the acquisition. Future Earnout obligations will be expensed in the periods when they can be reasonably estimated.

The purchase costs allocated to intangible assets related to the acquisition of the Imagent business, referred to as Purchased Technology, were estimated by management based on the fair value of the assets acquired. Purchased Technology is being amortized on a straight-line basis over the estimated remaining life of twelve years.  Purchased Technology is stated at cost, less accumulated amortization.

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

The following are the statements of revenues and direct expenses related to the Imagent business for the period of January 1, 2003 through June 18, 2003 (date of purchase):

Expenses:
Research & development	$4,501,299
Sales, general and administrative	1,363,973
Total Expenses	$5,865,272

The Imagent business was an integrated operation of Alliance and in the normal course of operations Alliance did not prepare separate financial statements for the Imagent business in accordance with accounting principles generally accepted in the United States. The statements of revenues and direct expenses related to the Imagent business presented above were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for presentation of less than full financial statements. These statements are not intended to be a complete presentation of the operating results of the Imagent business. These statements include direct charges for expenses and indirect charges for other common expenses and corporate expenses. Common expenses include, but are not limited to, shared services, such as human resources, accounting, information technology, and legal services. Common and corporate expenses were charged to the business unit based on direct labor hours, which is deemed to be a practical and reasonable method. There was no direct interest expense incurred by or allocated to the Imagent business, therefore, no interest expense has been reflected in these statements. These statements are not necessarily indicative of the results of operations that would have occurred if the Imagent business had been an independent company.

The following is supplemental unaudited pro forma information for the results of operations of the Company for the year ended December 31, 2003 as if the acquisition had been completed as of the beginning of the period. The unaudited pro forma information gives effect to actual operating results of the Company prior to the acquisition, adjusted to include the unaudited pro forma effect of the operations of Alliance related to the Imagent business, amortization of intangibles and leasehold improvements, and weighted shares outstanding:

Year Ended
December 31,
2003
Operating expenses:
Research & development	$7,030,978
Sales, general and administrative	16,387,260
Restructuring charge	136,947
Operating loss	(23,555,185)
Loss from joint venture	(5,389,338)
Investment income	7,394
Interest expense	(483,167)
Loss from continuing operations	(29,420,296)
Discontinued operations – net	–
Net income (loss)	(29,420,296)
Dividends on preferred stock	(1,066,280)
Net loss applicable to common shareholders	$(30,486,576)
Pro forma net loss per share	$(31.51)
Weighted average number of common shares
outstanding – basic and diluted	963,280

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

The pro forma information gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of:

Amortization of purchased technology costs ($15,136,282) of $630,678 for the period from January 1, 2003 through June 18, 2003. The estimated life of the purchased technology is twelve years.

The issuance of 209,183 shares of common stock related to the acquisition of the Purchased Technology incorporated into the calculation of weighted shares outstanding.

This unaudited pro forma information is not necessarily indicative of the actual results that would have been achieved had the Purchased Technology been acquired on January 1, 2003, nor is it necessarily indicative of future results.

4. Investment in and Advances to Affiliate

On October 7, 1999, Sentigen, Ltd. (“Sentigen”) was formed as a joint venture between the Company and Elan International Services, Ltd. (“Elan”) to develop and commercialize nanoparticulate diagnostic imaging agents for the detection and treatment of cancer through lymphography. As part of the organization of Sentigen in 1999:

Elan was issued 2,980 shares of Sentigen non-voting convertible preferred stock for $2,985,000 representing a 19.9% ownership interest. The Company was issued 12,000 shares of Sentigen’s common stock for $12,015,000 representing an 80.1% ownership interest.

Elan purchased 12,015 shares of the Company’s Series A convertible exchangeable preferred stock for $12,015,000. In connection with the issuance of the Company’s preferred stock to Elan, the Company granted warrants to Elan to purchase 5,000 shares of the Company’s common stock at $1,693.60 per share which was valued at $678,000. As a result, a preferred stock dividend of $436,041 was recorded for the accretion of the preferred stock to its face value of $12,015,000 over the period until it was first convertible. Beginning in 2000, in accordance with EITF 00-27, the Company recorded an additional preferred stock dividend to represent the beneficial conversion feature associated with the intrinsic value of the Series A Preferred conversion option. As a result, an additional preferred stock dividend of $436,041 was recorded over the period until it was first convertible. As of December 31, 2001, the beneficial conversion feature was fully recorded.

Elan purchased 5,769 shares of the Company’s common stock for $6,000,000. The Company was required to issue an additional 9,543 shares of the Company’s common stock to adjust the number of shares issued to equal the effective per share price of the Company’s next offering of common stock in a third-party offering.

Sentigen used the $15,000,000 received from the Company and Elan to purchase from Elan a worldwide license to certain patented Elan technology related to the joint venture. The acquisition of the license by Sentigen was for certain issued patents with multiple applications and not for the use of pending or in process research and development, and therefore capitalized.

Elan also granted the Company a line of credit of $4,806,000 to be used by the Company to fund its portion of Sentigen’s research and development. Principal and interest under the line of credit, if any, were due and payable in 2005 or, at the option of Elan, converted into the Company’s common stock at $1,452 per share. Borrowings under the line of credit bore interest at 8%. On November 12, 2002, the total borrowings of $2,846,910 and accrued interest of $235,577 were converted to common stock at a conversion price of $480 per share and the line of credit was cancelled. A beneficial conversion amount of $206,348 was added to additional paid-in capital as a result of the decrease in the original conversion price.

In June 2004 the holder of the Company's Series A Preferred Stock sold that instrument and the purchaser converted all Series A Preferred Stock, including accrued and unpaid dividends, into 9,763 shares of the Company's common stock at a conversion price of $1,693.60 per share. On the conversion date, the value of the Company's common stock was $15.00 per share, which was deemed to be the implicit factor to value the 19.9% of Sentigen that Elan sold to the Company for $146,447. Accordingly, the Company wrote down the carrying value of its 80.1% share of the related technology license then held by Sentigen to $589,469.

Separately, on June 10, 2004, the Company and Elan terminated the joint venture. As a result, on that date Sentigen became a wholly owned subsidiary of the Company and was consolidated in the Company’s financial statements.

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Elan had substantive participating rights in Sentigen, including the requirement for approval of the business plan and budgets and equal representation on the management committee which decides all day-to-day functions.  As a result, the Company’s investment in Sentigen was accounted for using the equity method until June 10, 2004.

The following is summarized unaudited financial information of Sentigen as of December 31, 2003 and the year then ended and as of June 18, 2004 and the period from January 1, 2004 through June 10, 2004:

	December 31,	June 10,
	2003	2004
Cash	$410	$–
License purchased from Elan	3,570,643	735,916
Total assets	$3,571,053	$735,916

Due to affiliates	$378,099	$–
Total shareholders’ equity	3,192,954	735,916
Total liabilities and equity	$3,571,053	$735,916

Operating expenses:
Amortization of license	$978,264	$432,067
Impairment of license	5,750,000	2,402,660
Net loss	$6,728,264	$2,834,727

The License purchased from Elan is net of accumulated amortization of $3,179,357 and $3,611,424 as of December 31, 2003 and June 10, 2004, respectively and also net of cumulative allowances for valuation impairments of $8,250,000 and $10,652,660 as of December 31, 2003 and June 10, 2004, respectively. Allowances for valuation impairment were recorded as follows: $2,500,000 in 2002, $5,750,000 in 2003 and $2,402,660 in the period ended June 10, 2004. In each of these cases, the allowance for valuation impairment was based on Sentigen’s assessment of the future cash flows or a valuation of the fair value of the license.

5. Property and Equipment

Property, plant and equipment consist of the following at December 31, 2003 and 2004:

	2003	2004
Leasehold improvements	$5,560,869	$5,287,738
Furniture, fixtures and equipment	1,729,782	1,824,819
Total	7,290,651	7,112,557
Accumulated depreciation and amortization	(996,091)	(2,685,514)
Property, plant and equipment, net	$6,294,560	$4,427,043

Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

Depreciation and amortization expense on property, plant and equipment was $981,440 and $1,742,274 in 2003 and 2004, respectively.

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

6. Intangible Assets and Deferred Expenses:

The cost and accumulated amortization of intangible assets and deferred expenses are as follows:

	2003	2004
Purchased technology:
Cost	$15,638,146	$15,638,146
Accumulated amortization	(658,217)	(1,961,396)
	$14,979,929	$13,676,750
Patents:
Cost	$500,000	$500,000
Less allowance for valuation impairment	–	(274,479)
Accumulated amortization	(183,854)	(225,521)
	$316,146	$–
Technology license:
Cost	$–	$735,916
Accumulated amortization	–	(39,508)
	$–	$696,408
Prepaid royalty:
Cost	$–	$500,000
Accumulated amortization	–	(41,667)
	$–	$458,333

In December 2004, the Company determined, after consideration of its decision to focus on the approval of Imagent in a new application, its limited resources, and the results of attempts to find development partners for the related technologies, that the future cash flows related to patents were going to be less than the carrying value of patents. Therefore, in December 2004 the Company recorded an allowance for valuation impairment related to the patents to reduce the carrying value to zero because the Company did not believe there was a realistic probability of future cash flows related to this asset.

Amortization expense for purchase technology, patents and technology license was $1,342,687 and $699,883 in 2004 and 2003, respectively. Amortization for these intangible assets is estimated to be $1,373,940 in each of the next five years.

7. Accrued Expenses and Assumed Acquisition Obligations:

	December 31,	December 31,
	2003	2004
Assumed acquisition obligations- Alliance	$2,530,435	$1,179,051
Accrued payroll, deferred bonuses and related expenses	322,503	723,707
Other accrued expenses	428,855	288,543
	$3,281,793	$2,191,301

8. Commitments and Contingencies

Leases: The Company leases its facilities and certain equipment under non-cancelable operating leases, which expire at various times through 2008. The leases require the Company to pay for all maintenance, insurance and property taxes.

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Minimum future rental payments under these leases are as follows:

Year Ending
December 31,	Total	Building	Equipment
2005	$980,000	$819,200	$160,800
2006	920,600	847,800	72,800
2007	877,500	877,500	–
2008	147,100	147,100	–
Total	$2,925,200	$2,691,600	$233,600

Total rental expense charged to operations for the years ended December 31, 2003, and 2004 was approximately  $985,000 and $1,002,000, respectively. In addition to the rental expense, the charges from the landlord for maintenance, insurance and property taxes totaled $77,000 in 2003 and $146,000 in 2004.

Employment Agreements: The Company has employment agreements with two executives that provide for severance benefits upon termination of their employment without cause. The severance benefit is 12 months salary for each executive. The severance benefit currently totals $506,000 based on their current salaries. One of the employment agreements provides for complete vesting of 315,594 options (none were vested as of December 31, 2004) upon a change of control of the Company or upon termination of employment. This employee currently holds an additional 52,500 options which are fully vested. The other employment agreement provides for complete vesting of all outstanding options (21,000 as of December 31, 2004 of which 2,125 were vested) upon a change of control or upon termination of employment without cause.

License Agreements: As part of the acquisition of the Imagent business from Alliance in June 2003, the Company assumed a license agreement between Alliance and Schering AG (“Schering AG License”) which provides the Company with exclusive marketing and manufacturing rights, drug compositions, and medical devices and systems related to perfluorocarbon ultrasound imaging products, including Imagent, in the United States, for a five-year period from the date of the first commercial sale of a related product, which was August 2003. Schering AG is entitled to royalty payments based on five percent of sales revenues and ten percent of license fee revenues that are received as lump sum payments. Schering AG is entitled to a minimum royalty payment of $500,000 for lump sum license fee revenues received. If at the expiration of the five-year period the Company has not provided royalty payments to Schering AG in excess of $20,000,000 then Schering AG has the option to become a co-promoter of products, in which event the Company will be entitled to receive royalty payments from Schering AG. During the year ended December 31, 2004 the Company accrued $500,000 as the royalty obligation related to the product license agreement described in Note 14. The Company deferred this cost and is amortizing it to expense over the same period that it is amortizing the license revenue to income.

Litigation: On June 18, 2003, the Company filed a complaint against Amersham Health, Inc. and two other Amersham affiliates alleging that certain Amersham products infringe on claims in the patents covering Imagent. The complaint alleges that principally through the Optison® product, Amersham Health Inc. and related Amersham entities infringe on eight patents owned by the Company. The Company is also seeking a declaration that the claims of fifteen Amersham patents are invalid and are not infringed by the Company’s Imagent product. The Company is seeking damages, an injunction against Amersham, a declaratory judgment and other relief.

Amersham denied the material allegations of the Company’s claims and asserted certain affirmative defenses and counterclaims. Amersham’s counterclaims include claims of patent infringement of the fifteen Amersham patents, breach of contract, breach of good faith and fair dealing, and tortious interference with contract. Both parties have amended their complaints to include allegations of antitrust violations by the other party.

It is not presently feasible to determine whether there is a reasonable possibility that the assets have been impaired for purposes of Statement of Financial Accounting Standards No. 5, or the extent of damages or gain, if any, that might result depending on whether or not the Company prevails. In any event, the Company will continue to incur litigation costs as it prosecutes claims in the litigation.

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

9. Notes Payable:

Notes Payable- Secured - In conjunction with the acquisition of the Imagent business, the Company assumed $2,500,000 of secured promissory notes that were payable in two equal installments in August and November of 2003. The Company was not able to make the scheduled payments and on August 18, 2003, the Company paid the lender $1,250,000 and the lender extended the due date of the second payment to April 2004 in exchange for agreeing to pay extension fees that totaled $200,000 in 2003 and $200,000 in 2004. Interest on these notes payable accrued at 7.25 percent which were payable in shares of the Company’s stock based on a conversion of $1 per share. These notes were secured by a first priority security interest in the Imagent related tangible and intangible assets. The note payable was paid in May 2004. As of December 31, 2004 all liens and security interests related to these obligations have been removed.

Lines of Credit– Secured – During 2003 and 2004 the Company borrowed funds pursuant to $4,160,000 of Revolving Convertible Senior Secured Promissory Notes (“Revolving Notes”) and other non–convertible notes payable (“Demand Notes”) (collectively, the “Promissory Notes”) to three institutional investors (“Investors”) which are also shareholders of the Company. In addition, two of the Company’s directors are officers or general partners in the Investors. The Promissory Notes were secured by a first priority security interest on all the Company’s assets (subordinate to the senior security interest of the secured note payable described above), accrued interest at 7.25% per annum, compounded monthly, and were due on August 5, 2003 (Revolving Notes) or on demand (Demand Notes). The Company defaulted on its obligation to complete a qualified financing by August 2003 for the conversion of the Revolving Notes into the Company’s common stock. In 2003 the Company had borrowed $11,735,036, including accrued interest of $318,036 under the Promissory Notes, and in 2004 the Company borrowed $1,698,348, including $395,848 of interest accrued during the year. In April and June of 2004, all of the principal and accrued interest was converted into 1,679,173 shares of the Company’s common stock based on $8.00 per share.

In June 2004, the Company borrowed approximately $700,000 from a bank and paid the loan in July 2004.

As of December 31, 2004 all liens and security interests related to these obligations have been removed.

Notes Payable – Unsecured:

The unsecured notes payable bear interest at eight percent annually.

One of the Company’s directors is a general partner in the two entities that are owed $192,233 as of December 31, 2004.

10. Shareholders’ Equity (Deficit) and Mezzanine Equity:

(a)  Series A Preferred Stock:

Series A–New: In October 2004, the Company authorized and issued 4,500 shares of Series A Convertible Preferred Stock (“Series A–New”) to Bristol–Meyers Squibb Medical Imaging, Inc. (“BMSI”) for $4,500,000 in conjunction with a non–exclusive technology cross–licensing agreement whereby BMSI also paid the Company $4,000,000. Each share of the Series A–New is entitled to a liquidation preference of $1,000 per share and is convertible into 833,334 shares of the Company’s common stock at an effective conversion rate of $5.40 per common share. The Company may force the conversion of these shares into common stock after October 2005 in the event that the value of the Company’s common stock exceeds $8.10 for ten consecutive days. This mandatory conversion feature is limited to converting into an amount of common shares which does not exceed 19.9 percent of the then outstanding shares of the Company’s common stock.

An investment banking firm was paid a $680,000 fee and issued warrants expiring in October 2009 to purchase 66,667 shares of the Company’s common stock at $5.40 per share. The Company estimated $60,400 value for the warrants using the Black–Sholes pricing model. These costs were allocated pro rata between the value of the cross licensing agreement and the value of the Series A–New shares. Accordingly, $392,000 was charged to shareholders’ equity as a reduction of the proceeds from the Series A–New shares and $348,400 was charged to expense.

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Series A–Old: In October 1999 the Company issued 12,015 shares of preferred stock as Series A Preferred Stock (“Series A-Old”).  For the first six years from issuance, the preferred stock had a mandatory dividend of 7%.  Such dividends were cumulative, compounded on a semiannual basis, and were payable semiannually solely by the issuance of additional shares of the Series A-Old. At the time these shares were outstanding, the Company had a deficit and, as a result, the dividends were recorded against paid-in capital. In accordance with the provisions of the agreement, the Company issued 841 additional shares of the Series A-Old in 2000 in settlement of dividend requirements.  At December 31, 2003, there were 12,856 shares of Series A-Old outstanding. The Company had accrued 3,679 preferred shares in fulfillment of the dividend requirements since 2001. The liquidation preference was $1,000 per share, which amounted to $16,036,810 as of December 31, 2003.  The Series A-Old was convertible into common stock of the Company with an initial conversion price of $1,693.60 from October 2001 through October 2005. The Series A-Old was also exchangeable into additional shares of Sentigen to raise its ownership percentage to fifty percent until October 2005. As a result of this exchange feature, $12,015,000 was classified as mezzanine equity.

In June 2004, the holder of the Series A-Old converted all shares, including accrued but unpaid dividends, into 9,763 shares of the Company’s common stock. Accordingly, the $12,015,000 classified as mezzanine equity was reclassified to permanent equity and the liquidation preference of $16,534,840 related to these shares was extinguished.

 (b) Series B Preferred Stock – In February 2000, the Company completed a private placement of its Series B Convertible Preferred Stock (“Series B Preferred”). The Company received cash proceeds, net of related expenses, of $5,276,340 in exchange for 337,056 shares of the Series B Preferred. The Series B Preferred had an annual dividend rate of 6 percent. In accordance with the provisions of the agreement, the Company issued additional preferred shares of 20,224 in 2001 and 40,194 in 2002 in settlement of dividend requirements.

In conjunction with the financing on November 12, 2002 all of the Series B Preferred was converted into common stock.  In exchange for this conversion, the then conversion ratio of 0.01809 was changed to 0.05313.  As a result, the Series B Preferred was converted into 21,116 shares of common stock and a beneficial conversion amount of $668,464 has been recorded.  The Series B Preferred is no longer outstanding, nor is there any liquidation preference associated with the Series B Preferred.

(c) Common Stock – As of December 31, 2004, the Company was subject to four groups of registration rights agreements. In the aggregate, these agreements cover approximately 5,553,969 shares of common stock (including approximately 735,881 shares issuable upon the exercise of warrants and 833,334 shares issuable upon the conversion of the Series A Convertible Preferred Stock) and require the Company to register those shares under various terms and subject to specific conditions in the agreements. In accordance with the terms of certain of these registration rights agreements, on January 11, 2005 a registration statement became effective relating to the resale of 2,332,679 shares of common stock including 735,881 shares issuable upon the exercise of warrants. In addition, on February 8, 2005 the Company filed a registration statement relating to the resale of 2,448,467 shares of common stock. The registration statement filed on February 8, 2005 has not yet been declared effective, and the final number of registered shares will increase to reflect late registration shares and other adjustments.

On March 13, 1998, the Company completed a private placement of 10,938 shares of common stock for $640 per share to a number of accredited investors.  The Company received $6,950,000, net of related expenses of approximately $50,000 from this offering.

On February 9, 2001, the Company’s shelf registration on Form S-3 was declared effective.  Under the shelf registration, the Company could have issued up to $40,000,000 of common stock.  As of December 31, 2002, 8,694 shares had been issued under the shelf registration for cash proceeds of $1,068,723, net of related expenses of $56,252.  The Company’s registration statement is no longer effective.

As of April 2, 2001, the Company no longer met the eligibility requirements to continue selling shares under the S-3.  Prior to realizing it was ineligible to continue using the S-3, the Company sold 6,231 shares of common stock for $650,000.  Through June 2003, this amount had been reclassified from permanent equity to mezzanine equity as the Company could be required to repay a portion of this amount to the purchaser.  In the second quarter of 2003 the Company recognized in permanent equity the issuance of these shares.

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

On November 12, 2002, the Company completed a private placement of 416,667 shares of common stock for $21.60 per share to a number of accredited investors.  The Company received proceeds of $8,677,000, net of related expenses of $387,000.  Proceeds included cash of $6,113,000 and the conversion of a credit facility with an entity controlled by a then director of the Company with borrowings of $2,500,000 which converted into 115,741 shares of common stock.

In December 2002, the Company completed a second closing of the November 12, 2002 private placement in which 140,227 shares of common stock were sold for $21.60 per share for gross proceeds of $3,028,902.

On November 12, 2002, the Company effected the split-off of Photogen, Inc. and the assets and liabilities related to the Company’s therapeutic line of business to the five founding stockholders of the Company (the “Tennessee Stockholders”) in exchange for all of their common stock in the Company.  The Tennessee Stockholders owned 256,855 shares of the Company and those shares were cancelled prior to December 31, 2002.  The market value of the 256,855 shares on the date of the split-off was $12,226,319.

Pursuant to a Standstill and Make Whole Agreement dated as of December 30, 2002 with Xmark Fund L.P. and Xmark Fund, Ltd. (collectively “Xmark”), secured creditors of Alliance, the Company issued a total of 37,500 shares to Xmark in January through March 2003.  Xmark agreed to not exercise any rights against Alliance as a creditor.  The value of these shares was treated as an expense at fair market value amounting to $1,173,750.

On May 2, 2003, the Company executed a Going Forward Agreement with Xmark that provided, among other things, for the issuance of shares of the Company’s common stock upon the acquisition of the Purchased Technology as payment for interest owed by Alliance to Xmark.  On June 18, 2003, the Company issued 109,907 shares of its common stock to certain creditors of Alliance, including 52,807 shares to Xmark pursuant to the Going Forward Agreement, as partial consideration for the Technology Purchase.  Following approval by shareholders, the Company would issue an additional approximately 99,276 shares to certain other creditors as part of the Purchased Technology.  The value of these shares was treated as acquisition consideration at fair market value (see Note 3).  Such approval was obtained at the Company’s shareholder meeting held on February 5, 2004.

On May 27, 2003 the Company issued 563 shares of its Common Stock to Xmark as a penalty for failure to timely register certain shares held by Xmark. The value of these shares was treated as an expense at fair market value amounting to $25,200.
On July 31, 2003 the Company issued 4,149 shares of its Common Stock to Xmark for interest and penalties, including the failure to timely register certain shares of its Common Stock held by Xmark as of that date.  The value of these shares was treated as an expense at fair market value amounting to $158,987.

On September 2, 2003, pursuant to a Letter Agreement dated as of August 18, 2003 with Xmark, the Company issued 1,312 shares of its Common Stock to Xmark for the failure to timely register certain shares of its Common Stock held by Xmark as of that date.  The value of these shares was treated as an expense at fair market value amounting to $28,085.

Total shares issued to Xmark as a result of the agreements noted above was 96,331.  In addition, an aggregate of 2,152 shares of the Company’s Common Stock were issuable to Xmark for payment of accrued interest.  Xmark had a put right for all these shares that, under certain circumstances, would have required the Company to purchase the shares from Xmark at a price of $20.00 per share.  As a result, $1,969,668 was classified as mezzanine equity at December 31, 2003.

During 2003, in addition to the above issuances, the Company issued an aggregate of 7,005 shares pursuant to several factors including cash, compensation for service and cashless exercise of stock options.

In February 2004 the Company received $46,690 from Xmark as proceeds from the sale of unregistered shares in excess of their original purchase price.

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

On March 5, 2004, the Company issued 102,699 shares of the Company's common stock to certain creditors of Alliance. Of the total shares issued, 99,276 shares (valued at $5,043,226) related to the acquisition consideration for the Imagent Business which had been classified as Common Stock to be Issued at December 31, 2003.

During the six months ended June 30, 2004, Xmark sold 15,732 shares of common stock for which it held a put right. In June 2004, the Company entered into an agreement with Xmark whereby the Company exchanged all remaining 80,600 puttable shares held by Xmark plus related obligations and fees for an aggregate of $2,128,447 of Secured Notes that were payable on or before December 1, 2004.

On April 19 and June 30, 2004, the Company sold 1,268,750 shares of its common stock for $8.00 per share and 735,875 warrants exercisable for $10.00 per share (including 101,500 warrants issued to its two placement agents), for approximately $10.15 million. The net proceeds to the Company were approximately $9,325,000. In addition, holders of an aggregate of approximately $12,719,500 principal amount of the Company's Secured Promissory Notes and Revolving Convertible Senior Secured Promissory Notes ("Notes"), plus $713,884 interest accrued and added to the note balance, converted these Notes into 1,687,034 shares of the Company's common stock at $8.00 per share.

In June 2004, the Company issued 30,829 shares of its common stock as a partial settlement of obligations under an equipment lease (See Note 13). As part of the terms of the settlement, the Company remains obligated to make an additional payment equal to the difference (if any) between the net proceeds the lessor receives from sales of these shares of stock during the 12 months after the Company registers the shares and $468,601 (which represents the number of issued shares valued at $15.20 per share). Accordingly, the Company has recorded into equity only that portion of the issued shares' par value, or $617. The balance of $467,984 is included in the balance of Accrued Equipment Lease Obligation in the balance sheet at December 31, 2004.

During 2004, the Company issued 11,563 shares of common stock to consultants for services rendered and to be rendered. The value of these shares was $43,688 of which $10,500 is presented as Unearned Stock Compensation.

During 2004, the Company recorded $1,221,613 for penalties and fees, representing 327,957 shares of common stock due to shareholders for late registration of their shares. In June 2004, the Company extinguished its obligation for $203,190 (8,323 shares) of penalties and fees, which included $70,239 accrued as of December 31, 2003, as part of the exchange of Xmark puttable shares, noted previously. In December 2004, the Company issued 8,935 shares related to $244,469 of penalties and fees. As of December 31, 2004, the balance of shares to be issued related to penalties and late registration fees totals $850,887, representing 317,265 shares of common stock.

During 2004 one of the Company’s law firms agreed to accept shares of the Company’s common stock for services rendered. As of December 31, 2004, 101,378 shares are issuable related to $247,865 of services, which were expensed.

On March 4, 2005, the Company amended its Articles of Incorporation to increase the number of common shares authorized from 150,000,000 to 200,000,000.

11. Stock Incentive Plans, Options and Warrants

The Company maintains three long-term incentive compensation plans (“Plans”) as follows:

The 1998 Long-Term Incentive Compensation Plan, which provides for the granting of up to 25,000 stock options to key employees, directors and consultants; 20,731 options were outstanding as of December 31, 2004.

The 2000 Long-Term Incentive Compensation Plan, which provides for the granting of up to 1,500,000 stock options to key employees, directors and consultants; 445,939 options were outstanding as of December 31, 2004.

The 2000 Senior Executive Long-Term Incentive Compensation Plan, which provides for the granting of up to 50,000 stock options to senior executives. Options exercised under this plan contain certain registration rights. 50,000 options were outstanding as of December 31, 2004.

Options granted under these Plans may be either “incentive stock options” within the meaning of Section 422A of the Internal Revenue Code, or nonqualified options. The stock options are exercisable over a period determined by the Board of Directors (through its Compensation Committee), but generally no longer than 10 years after the date they are granted.

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

The following summarizes the activity under the Plans combined for the years ended December 31,:

	2003	2004
Options outstanding at beginning of year	207,251	332,104
Options granted	155,514	230,071
Exercised	–	–
Options forfeited	(30,661)	(45,505)
Options outstanding at end of year	332,104	516,670

Option prices per share granted	$18.60 - $44.00	$2.80 - $36.20

Weighted average exercise price:
Options granted	$24.59	$8.96
Options granted at less than market price	$23.76	$–
Options granted at the market price	$35.49	$8.96
Options forfeited	$64.97	$26.96
Options outstanding at end of year	$195.60	$127.34
Options exercisable at end of year	$567.20	$445.51
Number of shares exercisable	102,927	134,884

All of the stock options granted from the Plans in 2003 were granted to employees at an exercise price less than the market value at grant date except for 11,000 stock options granted to directors and a consultant. The weighted average fair value of the options issued below market is $37.00. As of December 31, 2004, un-vested options for 334,469 shares will become fully vested upon a change in control of the Company, and unvested options for 315,594 shares will become fully vested upon termination of an employee.

In addition to the options issued as part of the Plans summarized above, in 2002, the Company issued fully vested options outside of the plans that, after amendment in 2003, expire in February 2010. 1,875 of these options were exercisable at $84 per share and the balance of the options were effectively exercisable into 13,852 shares of the Company’s stock at an exercise price equal to zero, of which 500 were exercised in 2003 (the exercise price for these “cashless” options was originally $25.40 per share). These options were issued in settlement of claims from a former employee and were fully expensed in 2002. On February 10, 2005, in final settlement of further and all claims, the Company modified the options for the 1,875 shares to make them effectively exercisable into 21,125 shares at an exercise price equal to zero. The expense related to this modification was reflected in the balance sheet as accrued expense at December 31, 2004.

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

The following table summarizes information related to outstanding and exercisable options of the Plans as of December 31, 2004:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
Range of	Number of	Exercise	Contractual	Number of	Exercise
Exercise Price	Shares	Price	Life in Years	Shares	Price
$2.80-$18.40	223,871	$8.51	9.49	2,000	$6.05
$18.41-$21.60	153,271	$21.59	6.74	35,974	$21.56
$21.61-$91.20	63,857	$28.51	8.27	22,489	$33.84
$91.21-$220.00	24,889	$203.26	4.05	23,639	$204.99
$220.01-$550.00	557	$444.75	1.20	557	$444.75
$550.01-$1060.00	12,725	$664.07	1.78	12,725	$664.07
$1060.01-$1205.00	37,500	$1,200.00	5.38	37,500	$1,200.00
Total	516,670	$127.34	7.76	134,884	$445.51

The following summarizes the activity related to warrants for the years ended December 31,:

	2003	2004
Warrants outstanding at beginning of year	21,374	18,874
Warrants granted	–	802,548
Warrants exercised	(2,500)	–
Warrants forfeited	–	(1,275)
Warrants outstanding at end of year	18,874	820,147

Warrants prices per share granted	$21.60-$1693.60	$5.40-$955.60

Weighted average exercise price:
Warrants granted	$–	$9.62
Warrants exercised	$–	$–
Warrants forfeited	$–	$1,678.84
Warrants outstanding at end of year	$176.80	$10.87
Warrants exercisable at end of year	$305.00	$10.50
Number of shares exercisable	9,374	812,547

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

The following table summarizes information related to outstanding and exercisable warrants as of December 31, 2004:

	Warrants Outstanding			Warrants Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
Range of	Number of	Exercise	Contractual	Number of	Exercise
Exercise Price	Shares	Price	Life in Years	Shares	Price
$5.40-$5.40	66,667	$5.40	4.80	66,667	$5.40
$10.00-$10.00	735,881	10.00	4.50	735,881	10.00
$21.60-$50.40	17,000	37.69	2.90	9,400	27.42
$884.60-$955.60	599	933.30	1.67	599	933.30
Total	820,147	$10.87	4.49	812,547	$10.50

In 2004, the Company issued 66,667 warrants, exercisable at $5.40, to an investment advisor in conjunction with the cross-license and securities purchase agreement described in Note 14. The value of these options under the Black-Scholes option pricing model was $60,400 of which was $28,400 was allocated to the cross-license agreement and charged to expense. The Company also issued 735,881 warrants, exercisable at $10.00, to purchasers of the Company’s shares of common stock in April and June 2004 as described in Note 10 (d).

12. Dividends

Dividends for of the years ended December 31, 2003 and 2004 related to the accrual of dividends on the Series A-Old Convertible Preferred stock.

13. Restructuring

On August 31, 2003, the Company closed its Pennsylvania corporate headquarters and transferred its headquarters to its facility in San Diego, California. The lease for the corporate headquarters expired in July 2004. As of December 31, 2003, the Company had accrued $236,700 as the estimate of the amount due for the remaining lease obligation. The Company subsequently determined that the landlord had leased its vacated premises and as a result the Company has reduced the estimate of the remaining lease obligation to $96,800 as of December 31, 2004.

The Company had an operating lease for laboratory equipment which expired during 2004. During 2001, the Company determined that equipment leased by the Company under this operating lease would no longer be used by the Company in its research and discontinued making the monthly lease payments. In 2001 the Company recorded a provision for the remaining future lease payments of $1,264,208. At December 31, 2003 the balance of this obligation was $719,940. In June 2004, the Company reached a settlement with the equipment lessor issuing 30,829 shares of common stock and paying $75,000 with an agreement to pay $25,000 in January 2005. The settlement requires the Company to make additional payments to the lessor to the extent the lessor’s proceeds from its future sales of this stock are below $486,601. This contingent obligation is classified in the balance sheet as accrued equipment lease obligation at December 31, 2004. The balance of the estimated obligation in June 2004 in excess of the value of the settlement was recorded as miscellaneous income ($126,257).

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
14. Deferred Revenue:

In December 2003, the Company entered into a product license agreement with Kyosei Pharmaceutical Co., Ltd. (“Kyosei”), a unit of the Sakai Group in Japan, for the development and marketing of Imagent in Japan for all radiology and cardiology indications. Terms of the agreement call for the payment to the Company of up to $10,000,000 in fees and development milestone payments plus royalties on commercial sales. Kyosei will also pay the Company to manufacture Imagent for Kyosei’s clinical and commercial requirements. The Company received gross payments of $2,000,000 each in December 2003 and April 2004. These milestone payments are being amortized over the remaining life of the related patents at the time each payment is received, which was approximately 12 years. The Company recognized $295,238 of license revenue related to this agreement in 2004. The remaining milestone payments become due as follows: $1,000,000 upon commencement of a Phase 1 clinical study; $1,000,000 is due at the earlier of the initiation of a Phase 3 clinical study or December 2007, unless a Phase 2 clinical study was required, in which case date is December 2008, $2,000,000 on the earlier of the filing of a New Drug Application for Licensed Products in Japan (“NDA”), or the one year anniversary of the completion of the Phase 3 clinical study; $2,000,000 upon approval of the NDA.

On October 29, 2004, the Company received $4,000,000 related to the cross-licensing provisions of a technology cross-licensing and securities purchase agreement with Bristol-Meyers Squibb Company (“BMSC”) covering ultrasound contrast agent patents. The agreement provides both BMSC and the Company the right to further develop and commercialize their respective ultrasound contrast imaging agents without risk of infringing upon the other company’s patent rights. This payment is being amortized over the remaining life of the related patents, which was approximately 11 years at the time of the agreement. The Company recognized $59,702 of license revenue related to this agreement in 2004. This agreement was not subject to any obligations of the Company for royalty or licensing agreements.

15. Income Taxes
As of December 31, 2004, the Company has net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $40,372,000 that expire from 2018 through 2024 and approximately $18,854,000 for California state income tax purposes that expire in 2013 and 2014. The Tax Reform Act of 1996 contains provisions that may limit the utilization of NOL carryforwards available to be used in any given year in the event of significant changes in ownership interests as defined in the act. In addition, a portion of the NOL carryforward may be lost as a result of the disposition of the Company’s therapeutic business in 2002. The amount of this adjustment has not yet been determined.

The following is a schedule of the significant components of the Company’s deferred tax assets as of December 31, 2003 and 2004:

	2003	2004
Net operating loss carryforwards	$9,835,000	$14,826,000
Deferred revenue	797,000	2,862,000
Equity in loss of affiliate	4,183,000	5,081,000
Other temporary timing differences	145,000	431,000
Deferred tax asset	14,960,000	23,200,000
Less valuation allowance	(14,960,000)	(23,200,000)
	$–	$–

F–30

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Matters related to our auditors' decisions not to stand for re-election during the past two fiscal years are described in our Current Reports on Form 8-K that we previously filed.

ITEM 8A. CONTROLS AND PROCEDURES.

In September 2004, our management concluded that there were certain reportable conditions and material weaknesses in our internal controls and procedures related to the period covered by this report. We formed this view in response to communications with our independent auditors, Moss Adams LLP. Moss Adams had orally discussed certain matters related to our internal controls and financial reporting with our former Chief Financial Officer and our Audit Committee. After we filed our Form 10-QSB for the quarter ended June 30, 2004, Moss Adams concluded that these matters cumulatively amounted to reportable conditions and material weaknesses and formally advised us of their overall determination by letter in September 2004.

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

The material weaknesses noted were that our accounting and reporting processes were not completed on a timely basis (in part due to the absence of a full-time on-site chief financial officer); the small size of our accounting staff results in inadequate segregation of duties; the limited number of our financial and accounting personnel make it difficult to create a backup knowledge base enabling personnel to fill in if one individual is absent; and our policies and procedures relating to cash disbursements, cash handling, cash receipts and reconciliation should have greater segregation of duties to mitigate the risk of fraud or financial statement misstatement.

Moss Adams recommended taking steps to alleviate understaffing in our accounting department to improve the timeliness of financial reporting and enable appropriate segregation of duties. Additionally, Moss Adams recommended that we require management to assess and report annually on the effectiveness of internal controls.

IMCOR and its Audit Committee are committed to remediating the reportable conditions and material weakness. We do not expect to be able to fully implement all remediation until we have sufficient additional financing. Although certain matters may not be fully remediated, we believe appropriate mitigating controls are in place to reduce the likelihood of material misstatements or improper disclosure.

During the period beginning in May 2004, we began to implement steps to address our internal controls and procedures. The following remediation actions have been completed:

•
We engaged Larry D. Grant as a financial consultant. Mr. Grant has 31 years of experience in accounting and financial advisory work, both in private practice with major accounting firms and as a consultant and interim executive to various enterprises. He has been working full time for us at the company’s San Diego headquarters since May 11, 2004,

•
We added Darlene Deptula-Hicks to our Audit Committee. Ms. Deptula-Hicks joined the company’s Board on July 22, 2004, and is Chair of the company’s Audit Committee. Ms. Deptula-Hicks has over 20 years of experience in financial management positions, primarily in the life sciences sector. She is currently Executive Vice President and Chief Financial Officer of ONI Medical Systems, Inc.,

•	We have required, since July 2004, the Executive Committee of the Board to ratify routine and/or recurring expenditures and approve significant commitments and non-routine expenditures and payments,

•	We require both Larry Grant and our Chief Operating Officer to review and approve incurring all significant obligations and remitting payments,

•	We hired a full time Controller to assist in all accounting and finance matters,

•	We evaluated the effectiveness of Quickbooks and have now converted to a new accounting software that provides greater segregation of duties and limited access,

•	We adopted a Code of Ethics to address other internal control procedures, such as conflicts of interest. All employees have been made aware of and are required to comply with the Code of Ethics,

•	We adopted a Code of Ethics for Senior Executives and Finance Personnel, and we adopted or updated the Charters of our Audit and Compensation Committees,

•	We created a Disclosure Committee, and adopted a Disclosure Committee Charter, to facilitate proper disclosure procedures for press releases, filings with the SEC and similar matters,

•	We require our Controller to reconcile cash to on-line banking records several times each month, and

We are in the process of developing and implementing the following remediation steps:

•	We are, on an ongoing basis, reviewing significant processes involved in accounting and financial reporting to ensure that they function as designed.

•	We continue to work to improve disclosure controls as they relate to non-routine material agreements and transactions.

The following remediation actions are in the planning stages. We do not expect to be able to fully implement these actions until sufficient additional financing is available:

•	We intend to hire a full-time on-site Chief Financial Officer.

•	We intend to hire additional full time accounting staff, as necessary.

As noted, IMCOR is committed to remediating the reportable conditions and material weaknesses. To mitigate the delay in implementing a formal internal control plan, we have been and intend to continue specifically monitoring internal controls and related procedures until such a plan is put into place.

Our Chief Executive Officer (who is the acting Principal Financial Officer until we hire a permanent replacement to our former Chief Financial Officer) has consulted with Larry Grant and has participated in the evaluation of our disclosure controls (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2004. Based on that evaluation, and as informed by correspondence from Moss Adams received in September 2004, our Chief Executive Officer concluded that as of September 2004 our disclosure controls and procedures in specific areas were not fully effective to ensure timely collection, evaluation and disclosure of information relating to the company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, and the rules and regulations thereunder. However, based on the ongoing improvements in internal controls and disclosure controls and procedures listed above which we began implementing in May 2004, our Chief Executive Officer (in consultation with Larry Grant) concluded that as of December 31, 2004, we had enhanced our internal controls and disclosure controls and procedures through the continued provision of compensating oversights on transactions and disclosure events, both as they occurred and then again periodically reviewed, sufficient to prevent material misstatements and to assure timeliness in our financial reporting. As a result, our Chief Executive Officer concluded (in consultation with Larry Grant) that as of December 31, 2004 the collection, evaluation and disclosure of information relating to the company potentially subject to disclosure under the Securities Exchange Act of 1934, and the rules and regulations thereunder, was timely and adequate. We will continue to provide such high-level compensating controls, in the meantime, as we continue to implement ongoing improvements to establish more routine internal controls and disclosure controls and procedures.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors. The table below sets forth our seven directors and information concerning their age and position with the company as of March 10, 2005. Except for Mr. Gallagher (who is a director of CollaGenex Pharmaceuticals, Inc.) and Mr. Fleming (who is a director of Memory Pharmaceuticals Corp.), none of these individuals is a director of any other company subject to the reporting requirements under the federal securities laws.

Name	Age	Position
Brian M. Gallagher, Ph.D.(1)	57	Director, Chairman of the Board
Taffy J. Williams, Ph.D.(1)	55	Director, President and Chief Executive Officer
Robert A. Ashley(2)	47	Director
Richard T. Dean, Ph.D.(2)(3)	57	Director
Darlene M. Deptula-Hicks, M.B.A.(2)	47	Director
Jonathan J. Fleming(1)(3)	47	Director
Alan D. Watson, Ph.D., M.B.A.(3)	52	Director

(1)	Member of the Executive Committee
(2)	Member of the Audit Committee
(3)	Member of the Compensation Committee

Ms. Deptula-Hicks is the Chairperson of our Audit Committee. Our Board has determined that she is an “audit committee financial expert” and is “independent” as contemplated by SEC rules.

Each director of the company holds office until the next annual meeting of stockholders and until his or her successor has been elected and qualified. Each executive officer holds office at the pleasure of the Board of Directors and until his or her successor has been elected and qualified. A brief discussion of the business experience of each director is set forth below.

Brian M. Gallagher, Ph.D. is Chairman of the Board and has served as a director since July 22, 2004. Dr. Gallagher received his B.S. is biology from St. Louis University, his M.S. in marine sciences from Long Island University, and his Ph.D. in biology from St. John’s University. Dr. Gallagher currently serves as a Director of CollaGenex Pharmaceuticals, Inc. and ImaRx Therapeutics, Inc., a privately held, drug delivery/specialty pharmaceutical company with a focus on cardiovascular diseases. From 1994 to 2003, he was the Chairman, President and Chief Executive Officer of CollaGenex Pharmaceuticals, Inc.

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

Robert A. Ashley began serving as a director following his election at the annual stockholders’ meeting held on January 20, 2005. Mr. Ashley received his MA in Biochemistry from St. Peter’s College, Oxford University. Since 2004, he has served as President, Chief Executive Officer and Chairman of the Board of Amplimed Corporation. From 1994 to 2003, he served in various capacities with CollaGenex Pharmaceuticals Inc., including as Senior Vice President, Vice President of Commercial Development and Managing Director of CollaGenex International Ltd.

Richard T. Dean, Ph.D. has served as a director since October 27, 2003. Dr. Dean received his B.S. from Cornell University, his M.S. from the University of Michigan and his Ph.D. from the University of California at Berkeley. Since 2004, Dr. Dean has served as the Chief Executive Officer of Xanthus Life Sciences, Inc., a company founded to develop novel oncology drugs. From 1999 to 2003, Dr. Dean served in various capacities with Schering AG, including as Head of Strategic Business Development, Diagnostics and Radiopharmaceuticals. Dr. Dean has over 25 years experience in the pharmaceutical and biotechnology field.

Darlene M. Deptula-Hicks, M.B.A. has served as a director since July 22, 2004. Ms. Deptula-Hicks received her B.S. in accounting from New Hampshire College and her M.B.A. from Rivier College. Since 2002, she has served as Executive Vice President and Chief Financial Officer of ONI Medical Systems, Inc. Prior to that, she was the Executive Vice President, Chief Financial Officer and Treasurer of Implant Sciences Corporation from 1998 to 2001. Ms. Deptula-Hicks has over 20 years of experience in financial management positions, primarily in the life sciences sector.

Jonathan J. Fleming has served as a director since August 15, 2003. Mr. Fleming has been a Partner of Oxford Bioscience Partners since 1996 and its Managing Partner since 2001. Oxford Bioscience Partners is an international venture capital firm with committed capital of more than $800 million specializing in life science technology based investments. Mr. Fleming holds a Master’s degree in Public Administration from Princeton University and a Bachelor of Arts degree from the University of California, Berkeley. Mr. Fleming is a co-founder and is Chairman of the Board of Memory Pharmaceuticals. He is also Chairman of the Board of BioProcessors Corporation and Dynogen Corporation, and is a director of several private companies, including Leerink Swann. Mr. Fleming is a Trustee of the Museum of Science in Boston and is a Senior Lecturer at MIT’s Sloan School of Management.

Alan D. Watson, Ph.D., M.B.A. has served as a director since November 12, 2002. Dr. Watson received his B.S. from the University of N.S.W., his Ph.D. in Chemistry from Australian National University, and his M.B.A. from Northeastern University. Since 2002, Dr. Watson has served as Executive Vice President and Chief Business Officer of Elixir Pharmaceuticals, Inc. Prior to that, he was the Senior Vice President, Corporate Development of Cubist Pharmaceuticals, Inc. from 1999 to 2002.

Executive Officers and Significant Employees. The recent business experience of our other executive officers and significant employees follows.

Jack DeFranco, age 59, has served as Chief Operating Officer since January 20, 2005. From June 18, 2003 until January 20, 2005, he served as our Senior Vice President of Business Development and Marketing. For the ten years prior to joining the company, Mr. DeFranco served as Vice President of Marketing and Business Development for Alliance Pharmaceutical Corp. Mr. DeFranco received his B.S. from Stephen F. Austin University and an M.B.A. and M.A. from Fairleigh Dickenson University.

Larry D. Grant, age 53, has served as a financial consultant since May 11, 2004. Mr. Grant is an independent consultant who provides concentrated interim chief financial officer services, generally to technology companies, for extended periods of time. From May 2003 to May 2004, Mr. Grant represented the Investors and Board of Directors of Molecular Reflections, Inc. From April 2003 to December 2003, Mr. Grant represented the Investors and Board of Directors of QED Solutions, Inc. From July 2002 to April 2003, Mr. Grant served as acting Chief Financial Officer with Voxiva, Inc. From February 2001 to July 2002, Mr. Grant served as Executive Vice President and Chief Financial Officer with SymRx, Inc. From August 1999 to February 2001, Mr. Grant served as Executive Vice President and Chief Financial Officer with JFX Software, Inc. Mr. Grant is a certified public accountant and has 31 years of experience in providing accounting and financial services.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership with the SEC. Those persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. To our knowledge, based solely on a review of the copies of those reports furnished to us during the fiscal year ended December 31, 2004, we believe that our executive officers, directors and beneficial owners of more than 10% of our common stock complied with all Section 16(a) filing requirements, except as follows: (i) Brian M. Gallagher filed a late Form 3 reflecting his directorship with the company and his receipt of stock options; he filed this Form 3 on December 15, 2004; (ii) Xmark Asset Management filed a late Form 3 reflecting its acquisition of our common stock and two Form 4’s reflecting sales of such common stock; they filed the Form 3 and the respective Form 4’s on January 14, 2004; (iii) OBP Management IV LP filed a late Form 3 reflecting its beneficial ownership of our common stock; they filed this Form 3 on June 17, 2004; (iv) Oxford Bioscience Partners IV L.P. and Jonathan Fleming filed late Form 4’s reflecting Oxford’s acquisition of our common stock in the first closing of the 2004 financing and Mr. Fleming’s beneficial ownership of such shares; they each filed these Form 4’s on June 17, 2004; (v) Taffy J. Williams, Jack DeFranco, Darlene Deptula-Hicks and Alan Watson filed late Form 4’s reflecting their receipt of stock options; they each filed these Form 4’s on March 8, 2005 except Ms. Deptula-Hicks who filed her Form 4 on March 22, 2005; and (vi) Brooks Boveroux filed a late Form 5 reflecting his termination as Chief Financial Officer; he filed this Form 5 on March 8, 2005. These late filings were due in part to a lack of resources by the company to assist the reporting persons with these filings; however, the obligation to file these reports rests with the person obligated to make the filing. We continue to improve our reporting compliance procedures to avoid delinquencies in the future.

Code of Ethics. As of December 31, 2004, we have adopted a code of ethics for principal executives and senior financial officers, which includes our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. A copy of our Code of Ethics for Senior Executives and Financial Personnel is attached as Exhibit 14 and will be provided without charge following the receipt of a written request to Taffy J. Williams, Ph.D., Chief Executive Officer, IMCOR Pharmaceutical Co., 6175 Lusk Boulevard, San Diego, CA 92121.

ITEM 10. EXECUTIVE COMPENSATION.

Executive Compensation. The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the Named Executive Officers (as defined below) for the fiscal years ended December 31, 2002, 2003 and 2004. The named executive officers (“Named Executive Officers”) are the company’s Chief Executive Officer and the other executive officers of the company who each received in excess of $100,000 in total salary and bonus for the fiscal year 2004. Compensation is shown in the following table:
 SUMMARY COMPENSATION TABLE
Long Term Compensation
Annual Compensation	Awards	Payouts

Name and Principal Position	Year	Salary	Bonus		Other Annual Compen- sation ($)		Restricted Stock Award(s) ($)	Securities Underlying Options (#)(4)		LTIP Payouts ($)	All Other Compen- sation ($)
Taffy J. Williams, Ph.D(1) Director, President and Chief Executive Officer	2004 2003 2002	$275,000 275,000 265,000	$206,250 60,000 0	(6)	$0 0 0		$0 0 0	201,421 52,500 61,673	(5)(5)	$0 0 0	$0 0 0
Brooks Boveroux (1)(2) Senior Vice President—Finance, Chief Financial Officer, Treasurer and Secretary	2004 2003 2002	$147,115 225,000 216,250	$0 25,000 32,250	(8)	$77,885 0 0	(7)	$0 0 0	1,250 0 27,544		$0 0 0	$0 0 0
Jack DeFranco(1)(3) Chief Operating Officer	2004 2003 2002	$183,000 107,145 0	$60,000 60,000 0	(6)	$0 0 0		$0 0 0	12,500 8,500 0		$0 0 0	$0 0 0

(1)	Dr. Williams and Messrs. Boveroux and DeFranco are entitled to severance if their employment is terminated without cause, as discussed below.
(2)	Mr. Boveroux’s employment with the company terminated as of August 29, 2004.
(3)	Mr. DeFranco joined the company on June 18, 2003 as part of the acquisition of the Imagent Business. He has served as Chief Operating Officer since January 20, 2005 and served as our Senior Vice President of Business
Development and Marketing from June 18, 2003 until January 20, 2005.
(4)	Reflects a one-for-twenty reverse split which occurred in March, 2005.
(5)	Reflects (i) 52,500 options granted in 2003 pursuant to that certain Letter Agreement dated July 23, 200 and (ii) 201,421 options issued on June 30, 2004, both of which were subject to stockholder approval, which was received at the Annual Meeting held on January 20, 2005.
(6)	Dr. Williams and Mr. DeFranco elected to defer payment of their bonuses.
(7)	During 2004, Mr. Boveroux received severance payments of $77,885, out a total of $112,500 to be paid. elected to defer payment of their bonuses.
(8)	At December 31, 2004 $15,000 of the bonus remain unpaid.

Stock Options. The following table contains information concerning the grant of stock options during the 2004 fiscal year under our 2000 Long Term Incentive Compensation Plan to the Named Executive Officers. To date, none of these options have been exercised.

Option Grants in 2004
Individual Grants

Name	Number of Securities Underlying Options Granted(#)	% of Total Options Granted to Employees in 2004	Exercise Price ($/Sh)	Expiration Date	Market Price on Grant Date ($)
Taffy J. Williams, Ph.D.(1)	201,421	87.6%	$8.00	6/30/14	$6.00
Brooks Boveroux(3)	1,250	0.5%	$29.40	—	29.40
Jack DeFranco(2)	2,000	0.9%	$29.40	1/7/14	$38.80
Jack DeFranco(2)	10,500	4.6%	$17.00	5/6/14	$17.00

(1)	The option was granted at exercise prices equal to the purchase prices paid by the institutional investors in the 2004 financing. The option become exercisable on the earlier of a change in control of the company or the date that Dr. Williams no longer is an employee of the company in accordance with the terms of the Award Agreement covering the options.
(2)	A portion of the options becomes exercisable upon various dates in accordance with the terms of the Award Agreement covering the options.
(3)	Mr. Boveroux was granted an option to purchase 1,250 shares of our common stock on January 14, 2004. The option had an exercise price of $29.40 and the market price for common stock on the grant date was $29.40. This option was terminated and is no longer outstanding.

The following table sets forth information about the Named Executive Officers concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the 2004 fiscal year.

2004 Option Exercises and Year-End Values

			Number of Securities Underlying Unexercised Options at Year End 2004 (#)		Fair Value of Unexercised In-the-Money Options at Year End 2004 ($)(1)
Name	Shares Acquired On Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Taffy J. Williams, Ph.D.	0	$0	52,500	315,594	$0	$443,126
Brooks Boveroux	0	0	27,928	0	0	0
Jack DeFranco	0	0	2,125	18,975	0	0

(1)	For purposes of this table, the “value” of stock options was determined by the difference between the exercise price and $10.20, the closing price for common stock on the last business day of the fiscal year. Shares acquired on exercise of these options are not registered under the Securities Act of 1933 and are not freely saleable except in compliance with exemptions from registration, including the holding period and other requirements of Rule 144 thereunder. Consequently, the values set forth in the table are only theoretical values and may not accurately represent actual market value.

We have employment agreements with Dr. Williams and Mr. DeFranco. Each of these employment agreements is terminable at-will by either party at any time with or without cause. Mr. Boveroux’s employment with the company terminated effective August 29, 2004. In addition, Dr. Williams and Messrs. Boveroux and DeFranco are bound by their respective Employee Confidentiality, Inventions and Noncompetition Agreements, as amended (each of these agreements is referred to as a “Confidentiality Agreement”). Each Confidentiality Agreement provides that while we employ the respective individual and for a period of two years after termination he will not engage in activities that compete with our business. Each Confidentiality Agreement also requires the respective employee to disclose to our Board of Directors all inventions or other intellectual property discovered or made by the employee during his employment and twelve months thereafter, if those inventions are related to or useful in our business, or result from duties assigned to that individual or from the use of any of our assets or facilities.

In addition, pursuant to the terms of Dr. Williams’ July 23, 2003 employment agreement, he was awarded: (1) a non-qualified option to acquire 52,500 shares of our common stock at an exercise price of $21.60 per share which has a 10-year term and vests upon the earlier of a Change of Control, as defined therein, or when Dr. Williams ceases to be a salaried employee of the company and (2) because we closed a financing transaction by July 23, 2004, (i) a non-qualified option to purchase 201,421 shares (the number of shares, which taken together with all other options Dr. Williams has been awarded (other than his options to purchase 37,500 shares with an exercise price of $1,200 per share and 15,000 shares at $220 per share), equaled 6% of our outstanding Common Stock on a fully diluted basis), with a 10-year term, exercisable at $8.00 per share (the same price as shares were issued in the financing) and (ii) a cash bonus of $206,250 (which he elected to defer to a later date).

Dr. Williams and Mr. DeFranco each are eligible to receive typical health, life and disability insurance benefits that are available to our other salaried employees. These individuals are also eligible to defer a portion of their salary through our 401(k) plan, but the Company did not match or make any contributions to the 401(k) plan during the 2004 fiscal year. We do not maintain a pension plan other than our 401(k) plan.

We had a consulting agreement with Dr. Watson pursuant to which he provided business and product development services to us. The consulting agreement commenced in November, 2002 and terminated on December 31, 2004. The term was on a month-to-month basis (unless terminated earlier by notice or cause). The consulting agreement provided that Dr. Watson was to be paid $175 per hour of service, be reimbursed for all reasonable out-of-pocket expenses, and receive options to purchase up to 10,000 shares of common stock on February 3, 2003 and each January 1 thereafter so long as the agreement is in effect. The options have an exercise price of the fair market value of our common stock on the date of grant. However, Dr. Watson did not receive more than $60,000 annually while he was on our Audit Committee.

Mr. Grant provides services to us under a consulting agreement that requires us to pay him consulting fees at a rate of $925 per day, plus pay for his reasonable out-of-pocket expenses, modest interim living accommodations in San Diego, and certain transportation expenses between San Diego and the East Coast. During 2004, we paid Mr. Grant consulting fees totaling $122,900 directly and another $34,000 paid by a stockholder on behalf of the company. In return, during 2004 Mr. Grant provided us with financial and accounting advisory services and spent an average of at least five days per week and at least eight hours per day devoted to our business.

Officers generally serve at the discretion of the Board of Directors. We do not have any compensatory plans or arrangements resulting from resignation, retirement or any other termination of an executive officer’s employment with us. However, the employment agreements for Dr. Williams and Mr. DeFranco each provide for severance in the event we terminate their employment without cause. Upon termination without cause, Dr. Williams and Mr. DeFranco would be entitled to a severance payment equal to one year’s salary.

We have entered into letter agreements with certain of our directors relating to their compensation as directors and members of various committees. Mr. Gallagher, our Chairman of the Board has received an option award to purchase 100,000 shares of common stock subject to vesting over a four year period. In addition, Mr. Gallagher receives $10,000 per month. On each anniversary of Mr. Gallagher’s continued election as the Chairman of the Board he will receive a new option grant to purchase 100,000 shares of common stock at the market price on the date of the grant. The additional options will vest over a four year period. Ms. Deptula-Hicks, Dr. Dean and Mr. Watson are each entitled to receive an annual fee of $20,000 and an additional annual fee of $5,000 for membership on the Audit Committee and $3,000 for membership on any other committee. Ms. Deptula-Hicks, Dr. Dean and Mr. Watson are each also entitled to a bi-annual option grant to acquire 3,000 shares of common stock, subject to quarterly vesting. Each of Mr. Gallagher, Ms. Deptula-Hicks, Dr. Dean and Mr. Watson are reimbursed for normal and necessary business expenses. Mr. Ashley is entitled to receive 3,000 options vesting over two years, and 250 options for his Audit Committee membership.

Mr. Fleming has declined to receive any compensation for his participation on the Board or any of its committees. Dr. Williams does not receive any separate compensation for his Board membership or for his Executive Committee membership.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management. The following table sets forth the approximate beneficial ownership of our common stock as of on March 10, 2005 by directors and executive officers of the Company and any person or group known to us to be the owner of more than five percent of our common stock. Shares beneficially owned by the individuals below through family partnerships or other entities they control are included in the number of shares listed in the table below for that individual.

Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned(2)		Percent of Class Outstanding(3)

EXECUTIVE OFFICERS AND DIRECTORS:
Robert A. Ashley	0		*

Richard T. Dean 230 Cushing Road Newmarket, NH 03857	2,625	(4)	*

Jack DeFranco	5,250	(5)	*

Darlene M. Deptula-Hicks, M.B.A.	1,500	(6)	*

Jonathan Fleming/Oxford Bioscience Partners IV L.P. 225 Berkeley St., Suite 1650 Boston, MA 02216	2,448,147	(7)	44.6

Brian M. Gallagher, Ph.D.	25,000	(8)	*

Alan D. Watson, Ph.D. One Kendall Square Building 1000, Fifth Floor Cambridge, MA 02139	5,750	(9)	*

Taffy J. Williams, Ph.D.	52,713	(10)	*
All directors and executive officers as a group—2004 fiscal year (8 persons)	2,540,985		46.3

OTHER SHAREHOLDERS:

Oxford Bioscience Partners IV L.P. 225 Berkeley Street, Suite 1650 Boston, MA 02216	See above.

*	Constitutes one percent or less of the percent of class outstanding.
(1)	Unless otherwise indicated, the address of each person named in the table is c/o: IMCOR Pharmaceutical Co., 6175 Lusk Boulevard, San Diego, California 92121.
(2)	With respect to directors and executive officers, based on information furnished by the director or executive officer listed.
(3)	The percent of class outstanding includes common stock outstanding as of March 10, 2005, and the shares of common stock issuable upon exercise of warrants and options or conversion of other securities within 60 days of March 10, 2005.
(4)	Includes 2,625 options exercisable within 60 days of March 10, 2005.
(5)	Includes 5,250 options exercisable within 60 days of March 10, 2005.
(6)	Includes 1,500 options exercisable within 60 days of March 10, 2005.
(7)	Includes 22,954 shares and 1,366 warrants held by MRNA Fund II L.P. and 2,287,692 shares and 136,135 warrants held by Oxford Bioscience Partners IV L.P., which Mr. Fleming may be deemed to control. Mr. Fleming disclaims beneficial ownership of these shares for all other purposes. Excludes additional late registration shares to be issued upon effectiveness of the registration statement on Form SB-2.
(8)	Includes 25,000 options exercisable within 60 days of March 10, 2005.
(9)	Includes 1,250 shares of common stock and options to acquire 4,500 shares of common stock exercisable within 60 days of March 10, 2005.
(10)	Includes 213 shares of common stock and 52,500 options exercisable within 60 days of March 10, 2005.

Change in Control Agreements. We know of no arrangements which could result in a change of control of the company.

Securities Authorized for Issuance Under Equity Compensation Plans.

The information provided in the following table is as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	262,749	$239.80	40,631
Equity compensation plans not approved by security holders	253,921	$10.81	1,017,642
TOTAL	516,670	$127.26	1,058,273

We have issued the following warrants to purchase shares of our common stock without the prior approval of our stockholders:

•
A warrant to purchase 7,500 shares at $21.60 per share to Broadmark Capital, LLC in connection with a Settlement Agreement and Mutual Release dated as of September 23, 2002 which related to our engagement of Broadmark Capital, LLC as a placement agent,

•
A warrant to purchase 9,500 shares at $50.40 per share to Clinical Regulatory Strategies, LLC in connection with our August 12, 2002 engagement of Clinical Regulatory Strategies, LLC to provide us with certain clinical, regulatory and new product development services, of which only 1,900 are exercisable,

•	A warrant to purchase 188 shares at $884.54 per share to a consultant as of January 24, 2000 in connection with certain consulting services provided by the consultant,

•
Options to purchase on a cashless basis a net aggregate of 34,977 shares issued to Gerald Wolf, M.D. to settle certain intellectual property and related disputes; a portion of these options were previously granted but were amended in 2005, which such amendment is reflected herein,

•	Warrants to purchase an aggregate of 735,881 shares issued to investors and placement agents in our April/June 2004 financing, and

•
A warrant to purchase 66,667 shares of our common stock with an exercise price of $5.40 per share to First Albany Capital, Inc. in connection with certain investment banking services provided to us by First Albany Capital, Inc. in October, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Certain Relationships and Related Transactions.  We were involved in a joint venture transaction with units of Élan Corporation, plc. That joint venture, called Sentigen Ltd., was involved in the development of lymphography diagnostic products and is described under the heading “Joint Venture/Investment in Affiliate” in Note 6 to our Financial Statements included in our 10-QSB/A for the quarterly period ended June 30, 2004.

Mi3, Oxford and MRNA purchased shares in the institutional financing which closed in April and June 2004. Jonathan Fleming (a director) is General Partner of OBP Management IV L.P. which is the general partner of Oxford and MRNA. William McPhee (a director at that time) was president of Mi3 Services L.L.C., the general partner of Mi3. These investors also provided capital to us evidenced by secured notes, which were converted into shares of our common stock at $8.00 per share in connection with the April/June 2004 financing. We have filed registration statements covering the resale of shares held by these stockholders, and we issued additional late registration shares to them as required by the applicable registration rights agreements.

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

*3.1	Articles of Incorporation of IMCOR Pharmaceutical Co., as amended.

+3.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock. (Filed as part of Exhibit 3.1 to the company’s 8-K filed on November 11, 2004 and incorporated herein by reference.)

+3.3	Amended and Restated Bylaws of IMCOR Pharmaceutical Co. (Filed as Exhibit C to the company’s Information Statement on Form DEF 14C dated December 23, 2002 and incorporated herein by reference.)

EXHIBIT NO.	DESCRIPTION
+4.1
Form of Registration Rights Agreement entered into by and between IMCOR Pharmaceutical Co. and each purchaser signatory thereto dated April 14, 2004. (Filed as Exhibit 4.13 to the company’s 10-QSB for the quarter ended March 31, 2004 and incorporated herein by reference.)

+4.2
Form of Warrant Agreement entered into by and between IMCOR Pharmaceutical Co. and each purchaser signatory thereto dated as of April 14, 2004. (Filed as Exhibit 4.12 to the company’s 10-QSB for the quarter ended March 31, 2004 and incorporated herein by reference.)

+4.3
Form of Registration Rights Agreement entered into by and among IMCOR Pharmaceutical Co. Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Mi3 LP dated April 19, 2004. (Filed as Exhibit 4.15 to the company’s 10-QSB for the quarter ended March 31, 2004 and incorporated herein by reference.)

+4.4
Form of Registration Rights Agreement entered into by and between IMCOR Pharmaceutical Co. and Bristol-Myers Squibb Medical Imaging, Inc. dated as of October 29, 2004. (Filed as Exhibit 10.3 to the company’s 8-K filed on November 4, 2004 and incorporated herein by reference.)

+4.5
Registration Rights Agreement entered into as of November 12, 2002 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Mi3 L.P., Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Tannebaum, LLC. (Filed as Exhibit D to the company’s Proxy Statement on Form DEFM 14A dated September 12, 2002 and incorporated herein by reference.)

+4.6
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

+4.8
Incentive Stock Option Award Agreement entered into by IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Brooks Boveroux dated August 1, 2000. (Filed as Exhibit 10.13 to the company’s Annual Report on Form 10-K dated December 31, 2000 and incorporated herein by reference.)

+4.9
Warrant to Purchase Shares of Common Stock dated October 20, 1999 between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Élan International Services, Ltd. (Filed as Exhibit 10.9 to the company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)

EXHIBIT NO.	DESCRIPTION
+4.10
Warrant Agreement dated as of November 12, 2002 between Broadmark Capital LLC and IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.). (Filed as Exhibit 10.27 to the company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

+4.11
Non-Qualified Stock Option Award Agreement dated as of January 14, 2004 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Taffy J. Williams, Ph.D. (Filed as Exhibit 4.11 to the company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.)

+4.12
Form of Senior Secured Promissory Note dated June 4, 2004 between IMCOR Pharmaceutical Co. and Xmark Fund, L.P. (Filed as Exhibit 4.12 to the company’s registration statement on Form SB-2 filed on August 3, 2004 and incorporated herein by reference.)

+4.13
Form of Senior Secured Promissory Note dated June 4, 2004 between IMCOR Pharmaceutical Co. and Xmark Fund, Ltd. (Filed as Exhibit 4.13 to the company’s registration statement on Form SB-2 filed on August 3, 2004 and incorporated herein by reference.)

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

+10.6
Forbearance Agreement dated June, 2004 by and between IMCOR Pharmaceutical Co. and Philips Medical Capital, LLC. (Filed as Exhibit 10.22 to the company’s registration statement on Form SB-2 filed on August 3, 2004 and incorporated herein by reference.)

+10.7
Exchange Agreement dated as of June 4, 2004 by and among IMCOR Pharmaceutical Co., Xmark Fund, L.P., Xmark Fund Ltd., Oxford Bioscience Partners IV L.P., MRNA Fund II, L.P. and Mi3 L.P. (Filed as Exhibit 10.23 to the company’s registration statement on Form SB-2 filed on August 3, 2004 and incorporated herein by reference.)

EXHIBIT NO.	DESCRIPTION
+10.8
Single-Tenant Industrial Lease dated November 7, 1997 by and between WHAMC Real Estate Limited Partnership and Alliance Pharmaceutical Co. (Filed as Exhibit 10.1 to the company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2004 and incorporated herein by reference.)

+10.9
Landlord Consent to Assignment and Assumption dated as of June 18, 2003 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), EOP-Industrial Portfolio, L.L.C. and Alliance Pharmaceutical Corp. (Filed as Exhibit 10.2 to the company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2004 and incorporated herein by reference.)

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

EXHIBIT NO.	DESCRIPTION
*10.18	Amended and Restated Letter Agreement dated February 8, 2005 by and between IMCOR Pharmaceutical Co. and Jack DeFranco.

+10.19
Letter Agreement dated July 23, 2003 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Taffy J. Williams, Ph.D. (Filed as Exhibit 10.5 to the company’s Form 10-QSB for the quarter ended September 30, 2003 and incorporated herein by reference).

+10.20
Form of Letter Agreement by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and each outside director. (Filed as Exhibit 10.20 to the Company’s Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.)

+10.21
License Agreement dated December 16, 2003 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Kyosei Pharmaceutical Co. Ltd. Confidential portions of this exhibit were redacted. (Filed as Exhibit 10.1 to the company’s report on Form 8-K filed on December 18, 2003 and incorporated herein by reference.)

+10.22
Termination Agreement dated June 9, 2004 by and among IMCOR Pharmaceutical Co. (f/k/a/ Photogen Technologies, Inc.), Élan Corporation, plc, Élan Pharma International Ltd., Élan International Services, Ltd., and Sentigen, Ltd. Confidential portions of this exhibit were redacted. (Filed as Exhibit 10.11 to the company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2004 and incorporated herein by reference.)

+10.23
License Agreement dated June 9, 2004 between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Élan Pharma International Ltd. Confidential portions of this exhibit were redacted. (Filed as Exhibit 10.12 to the company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2004 and incorporated herein by reference.)

+10.24
Letter Agreement dated June 9, 2004 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Élan Drug Delivery, Inc. and Élan Pharma International Ltd. Confidential Portions of this exhibit were redacted. (Filed as Exhibit 10.13 to the company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2004 and incorporated herein by reference.)

+10.25
Letter Agreement dated June 27, 2004 by and between IMCOR Pharmaceutical Co. and Brian M. Gallagher. (Filed as Exhibit 10.14 to the company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2004.)

+10.26
Cross License Agreement dated as of October 29, 2004 by and between Bristol-Myers Squibb Medical Imaging, Inc. and IMCOR Pharmaceutical Co. Confidential portions of this exhibit were redacted. (Filed as Exhibit 10.1 to the company’s 8-K filed on November 4, 2004 and incorporated herein by reference.)

+10.27
License Agreement originally dated as of September 23, 1997 amended and restated in its entirety as of February 22, 2002 by and between Alliance Pharmaceutical Corp. and Schering Aktiengesellschaft. Confidential portions of this exhibit were redacted. (Filed as Exhibit 10.1 to the company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2004 and incorporated herein by reference.)

EXHIBIT NO.	DESCRIPTION
+10.28
Settlement and Worldwide License Agreement dated as of January 31, 2001 by and among Bracco International B.V., Schering Aktiengesellschaft and Alliance Pharmaceutical Corp. Confidential portions of this exhibit were redacted. (Filed as Exhibit 10.2 to the company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2004 and incorporated herein by reference.)

*10.29
Amended and Restated Supply Agreement dated as of October 8, 2003 by and between Genzyme Corporation and IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.). Confidential portions of this exhibit were redacted.

+10.30
Amendment and Assignment Agreement dated as of August 18, 2003 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Cardinal Health 411, Inc., Cardinal Health 105, Inc. (f/k/a CORD Logistics, Inc., n/k/a Cardinal Specialty Pharmacy Distribution) and Alliance Pharmaceutical Co. Confidential portions of this exhibit were redacted. (Filed as Exhibit 10.4 to the Company’s 10-QSB filed on November 20, 2003.)

*10.31
Exclusive Distribution Agreement dated as of April 1, 2002 by and between Alliance Pharmaceutical Co. and CORD Logistics, Inc. (n/k/a Cardinal Specialty Pharmacy Distribution). Confidential portions of this exhibit were redacted.

*14	Code of Ethics for Principal Executive and Senior Financial Officers effective as of December 31, 2004.

+21	List of subsidiaries of the company (Filed as Exhibit 21 to the company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Incorporated by Reference.
* Filed herewith.

(b)      Reports On Form 8-K.

During the quarter ended December 31, 2004, we filed the following reports on Form 8-K:

1.      On October 29, 2004, we filed a Current Report on Form 8-K announcing a non-exclusive, cross-licensing agreement with Bristol-Myers Squibb covering ultrasound contrast agent patents.

2.      On November 4, 2004, we filed a Current Report on Form 8-K announcing the License Agreement, Securities Purchase Agreement and Registration Rights Agreement with Bristol-Myers Squibb. The Form 8-K also provided the terms of our Certificate of Designation, Preferences and Rights for our newly issued Series A Preferred Stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditors’ Fees

Audit Fees.  In the fiscal years ended December 31, 2003 and December 31, 2004, Moss Adams LLP billed us an aggregate of $89,217 and $175,670, respectively, in fees for professional services rendered in connection with the audit of our financial statements and the review of the financial statements included in our Quarterly Reports on Form 10-QSB.

Audit-Related Fees. In the fiscal years ended December 31, 2003 and December 31, 2004, Moss Adams LLP billed us an aggregate of $3,248 and $56,350 for audit-related fees including services related to review of registration statements and communication with the SEC.

Tax Fees.  In the fiscal years ended December 31, 2003 or December 31, 2004, Moss Adams LLP billed us an aggregate of $7,346 and $6,998, respectively, for professional services rendered in connection with tax compliance, tax advice and tax planning.

All Other Fees. In the fiscal years ended December 31, 2003 and December 31, 2004, Moss Adams, LLP did not bill us for any products or services, other than those disclosed above under the headings “Audit Fees,” “Audit-Related Fees” and “Tax Fees.”

Audit Committee Pre-Approval Policy. Pursuant to the terms of our Audit Committee’s charter, our Audit Committee pre-approves all auditing services (which may entail providing comfort letters in connection with securities underwritings) and non-audit services proposed to be provided by the Company’s independent certified public accountant, except for non-audit services within the de minimus exception under Section 10A(i)(B) of the Exchange Act. In this connection, the Audit Committee has the authority to appoint one or more of its members to approve services, provided that the decisions made by such designees between meetings of the Audit Committee shall be presented to the full Audit Committee at the next meeting thereof. All of the services provided to the Company by Moss Adams LLP during the fiscal years ended December 31, 2003 and December 31, 2004 were pre-approved by the Audit Committee.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMCOR PHARMACEUTICALS CO.

Date: March 29, 2005	By:	/s/ TAFFY J. WILLIAMS
Taffy J. Williams, Ph.D.
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ TAFFY J. WILLIAMS
	Taffy J. Williams, Ph.D.	President, Chief Executive Officer and Director (principal executive officer and acting principal financial officer)	March 29, 2005

By:	/s/ DARLENE M. DEPTULA - HICKS	Director	March 28, 2005
Darlene M. Deptula - Hicks

By:	/s/ ALAN D. WATSON	Director	March 29, 2005
Alan D. Watson, Ph.D.

By:	/s/ JONATHAN FLEMING	Director	March 25, 2005
Jonathan Fleming

By:	/s/ RICHARD T. DEAN	Director	March 25, 2005
Richard Dean, Ph.D.

By:	/s/ ROBERT A. ASHLEY	Director	March 29, 2005
Robert A. Ashley

By:	/s/ BRIAN M. GALLAGHER	Director	March 24, 2005
Brian M. Gallagher, Ph.D.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
+2.1
Asset Purchase Agreement dated as of June 10, 2003 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Alliance Pharmaceutical Corp. (Filed as Exhibit 2.1 to the company’s Form 8-K dated June 20, 2003 and incorporated herein by reference.)

*3.1	Articles of Incorporation of IMCOR Pharmaceutical Co., as amended.

+3.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock. (Filed as part of Exhibit 3.1 to the company’s 8-K filed on November 11, 2004 and incorporated herein by reference.)

+3.3	Amended and Restated Bylaws of IMCOR Pharmaceutical Co. (Filed as Exhibit C to the company’s Information Statement on Form DEF 14C dated December 23, 2002 and incorporated herein by reference.)

+4.1
Form of Registration Rights Agreement entered into by and between IMCOR Pharmaceutical Co. and each purchaser signatory thereto dated April 14, 2004. (Filed as Exhibit 4.13 to the company’s 10-QSB for the quarter ended March 31, 2004 and incorporated herein by reference.)

+4.2
Form of Warrant Agreement entered into by and between IMCOR Pharmaceutical Co. and each purchaser signatory thereto dated as of April 14, 2004. (Filed as Exhibit 4.12 to the company’s 10-QSB for the quarter ended March 31, 2004 and incorporated herein by reference.)

+4.3
Form of Registration Rights Agreement entered into by and among IMCOR Pharmaceutical Co. Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Mi3 LP dated April 19, 2004. (Filed as Exhibit 4.15 to the company’s 10-QSB for the quarter ended March 31, 2004 and incorporated herein by reference.)

+4.4
Form of Registration Rights Agreement entered into by and between IMCOR Pharmaceutical Co. and Bristol-Myers Squibb Medical Imaging, Inc. dated as of October 29, 2004. (Filed as Exhibit 10.3 to the company’s 8-K filed on November 4, 2004 and incorporated herein by reference.)

+4.5
Registration Rights Agreement entered into as of November 12, 2002 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Mi3 L.P., Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Tannebaum, LLC. (Filed as Exhibit D to the company’s Proxy Statement on Form DEFM 14A dated September 12, 2002 and incorporated herein by reference.)

EXHIBIT NO.	DESCRIPTION
+4.6
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

+4.8
Incentive Stock Option Award Agreement entered into by IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Brooks Boveroux dated August 1, 2000. (Filed as Exhibit 10.13 to the company’s Annual Report on Form 10-K dated December 31, 2000 and incorporated herein by reference.)

+4.9
Warrant to Purchase Shares of Common Stock dated October 20, 1999 between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Élan International Services, Ltd. (Filed as Exhibit 10.9 to the company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.)

+4.10
Warrant Agreement dated as of November 12, 2002 between Broadmark Capital LLC and IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.). (Filed as Exhibit 10.27 to the company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

+4.11
Non-Qualified Stock Option Award Agreement dated as of January 14, 2004 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Taffy J. Williams, Ph.D. (Filed as Exhibit 4.11 to the company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.)

+4.12
Form of Senior Secured Promissory Note dated June 4, 2004 between IMCOR Pharmaceutical Co. and Xmark Fund, L.P. (Filed as Exhibit 4.12 to the company’s registration statement on Form SB-2 filed on August 3, 2004 and incorporated herein by reference.)

+4.13
Form of Senior Secured Promissory Note dated June 4, 2004 between IMCOR Pharmaceutical Co. and Xmark Fund, Ltd. (Filed as Exhibit 4.13 to the company’s registration statement on Form SB-2 filed on August 3, 2004 and incorporated herein by reference.)

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

+10.6
Forbearance Agreement dated June, 2004 by and between IMCOR Pharmaceutical Co. and Philips Medical Capital, LLC. (Filed as Exhibit 10.22 to the company’s registration statement on Form SB-2 filed on August 3, 2004 and incorporated herein by reference.)

+10.7
Exchange Agreement dated as of June 4, 2004 by and among IMCOR Pharmaceutical Co., Xmark Fund, L.P., Xmark Fund Ltd., Oxford Bioscience Partners IV L.P., MRNA Fund II, L.P. and Mi3 L.P. (Filed as Exhibit 10.23 to the company’s registration statement on Form SB-2 filed on August 3, 2004 and incorporated herein by reference.)

+10.8
Single-Tenant Industrial Lease dated November 7, 1997 by and between WHAMC Real Estate Limited Partnership and Alliance Pharmaceutical Co. (Filed as Exhibit 10.1 to the company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2004 and incorporated herein by reference.)

+10.9
Landlord Consent to Assignment and Assumption dated as of June 18, 2003 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), EOP-Industrial Portfolio, L.L.C. and Alliance Pharmaceutical Corp. (Filed as Exhibit 10.2 to the company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2004 and incorporated herein by reference.)

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

EXHIBIT NO.	DESCRIPTION
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

*10.18	Amended and Restated Letter Agreement dated February 8, 2005 by and between IMCOR Pharmaceutical Co. and Jack DeFranco.

+10.19
Letter Agreement dated July 23, 2003 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Taffy J. Williams, Ph.D. (Filed as Exhibit 10.5 to the company’s Form 10-QSB for the quarter ended September 30, 2003 and incorporated herein by reference).

+10.20
Form of Letter Agreement by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and each outside director. (Filed as Exhibit 10.20 to the Company’s Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.)

+10.21
License Agreement dated December 16, 2003 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Kyosei Pharmaceutical Co. Ltd. Confidential portions of this exhibit were redacted. (Filed as Exhibit 10.1 to the company’s report on Form 8-K filed on December 18, 2003 and incorporated herein by reference.)

+10.22
Termination Agreement dated June 9, 2004 by and among IMCOR Pharmaceutical Co. (f/k/a/ Photogen Technologies, Inc.), Élan Corporation, plc, Élan Pharma International Ltd., Élan International Services, Ltd., and Sentigen, Ltd. Confidential portions of this exhibit were redacted. (Filed as Exhibit 10.11 to the company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2004 and incorporated herein by reference.)

EXHIBIT NO.	DESCRIPTION
+10.23
License Agreement dated June 9, 2004 between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Élan Pharma International Ltd. Confidential portions of this exhibit were redacted. (Filed as Exhibit 10.12 to the company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2004 and incorporated herein by reference.)

+10.24
Letter Agreement dated June 9, 2004 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Élan Drug Delivery, Inc. and Élan Pharma International Ltd. Confidential Portions of this exhibit were redacted. (Filed as Exhibit 10.13 to the company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2004 and incorporated herein by reference.)

+10.25
Letter Agreement dated June 27, 2004 by and between IMCOR Pharmaceutical Co. and Brian M. Gallagher. (Filed as Exhibit 10.14 to the company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2004.)

+10.26
Cross License Agreement dated as of October 29, 2004 by and between Bristol-Myers Squibb Medical Imaging, Inc. and IMCOR Pharmaceutical Co. Confidential portions of this exhibit were redacted. (Filed as Exhibit 10.1 to the company’s 8-K filed on November 4, 2004 and incorporated herein by reference.)

+10.27
License Agreement originally dated as of September 23, 1997 amended and restated in its entirety as of February 22, 2002 by and between Alliance Pharmaceutical Corp. and Schering Aktiengesellschaft. Confidential portions of this exhibit were redacted. (Filed as Exhibit 10.1 to the company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2004 and incorporated herein by reference.)

+10.28
Settlement and Worldwide License Agreement dated as of January 31, 2001 by and among Bracco International B.V., Schering Aktiengesellschaft and Alliance Pharmaceutical Corp. Confidential portions of this exhibit were redacted. (Filed as Exhibit 10.2 to the company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2004 and incorporated herein by reference.)

*10.29
Amended and Restated Supply Agreement dated as of October 8, 2003 by and between Genzyme Corporation and IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.). Confidential portions of this exhibit were redacted.

+10.30
Amendment and Assignment Agreement dated as of August 18, 2003 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Cardinal Health 411, Inc., Cardinal Health 105, Inc. (f/k/a CORD Logistics, Inc., n/k/a Cardinal Specialty Pharmacy Distribution) and Alliance Pharmaceutical Co. Confidential portions of this exhibit were redacted. (Filed as Exhibit 10.4 to the Company’s 10-QSB filed on November 20, 2003.)

*10.31
Exclusive Distribution Agreement dated as of April 1, 2002 by and between Alliance Pharmaceutical Co. and CORD Logistics, Inc. (n/k/a Cardinal Specialty Pharmacy Distribution). Confidential portions of this exhibit were redacted.

*14	Code of Ethics for Principal Executive and Senior Financial Officers effective as of December 31, 2004.

EXHIBIT NO.	DESCRIPTION
+21	List of subsidiaries of the company (Filed as Exhibit 21 to the company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Incorporated by Reference.
* Filed herewith.