Form 10QSB
period 2005-03-31
IMCOR PHARMACEUTICAL CO
filed 2005-05-16
CIK 761237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,955,703 shares of common stock, $0.001 par value per share, issued and outstanding at April 30, 2005.

Transitional Small Business Disclosure Format (check one):

Yes  ☐      No  ☒

i

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARY (A Development Stage Company) CONSOLIDATED BALANCE SHEETS
	December 31,	March 31,
ASSETS	2004	2005
Current Assets		(Unaudited)
Cash and cash equivalents	$4,721,456	$1,282,791
Accounts receivable	33,916	31,382
Prepaids	442,802	578,964
	5,198,174	1,893,137

Property and equipment, net	4,427,043	3,984,676

Other assets:
Purchased technology, net	13,676,750	13,350,956
Technology license, net	696,408	678,717
Deferred royalties, net	458,333	447,916
Deposits	324,750	324,750
	15,156,241	14,802,339

Total Assets	$24,781,458	$20,680,152

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Notes payable unsecured	$192,233	$192,233
Current portion of license revenue	696,307	696,307
Accounts payable	1,916,551	1,743,162
Accrued expenses and assumed acquisition liabilities	2,191,301	1,919,247
Accrued royalty fees	400,000	402,732
Accrued equipment lease obligation	492,984	492,984
Total current liabilities	5,889,376	5,446,665

Deferred license revenue	6,948,753	6,774,676

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized
Series A preferred stock: 4,500 shares authorized, issued
and outstanding; $1,000 liquidation preference per
share, $4,500,000 in aggregate	45	45
Common stock, $.001 par value; 200,000,000 shares authorized;
4,000,916 and 4,499,207 shares issued and outstanding
as of December 31, 2004 and March 31, 2005, respectively	4,001	4,499
Additional paid-in capital	84,020,364	85,759,711
Common stock to be issued	1,120,752	735,572
Unearned compensation	(10,500)	--
Deficit accumulated during the development stage	(73,191,333)	(78,041,016)
	11,943,329	8,458,811

	$24,781,458	$20,680,152

See notes to consolidated financial statements.

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARY (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
			Period from
			Inception
	Three Months	Three Months	(November 3,
	Ended March 31,	Ended March 31,	1996) to
	2004	2005	March 31, 2005

License revenue	$41,667	$174,077	$529,017

Operating expenses:
Research and development	960,831	857,750	11,538,129
Sales, general and administrative	3,689,106	4,171,484	50,450,136
Restructuring charges	--	--	1,541,455
Provision for future lease payments	--	--	1,264,208
Impairment losses	--	--	274,479
Total operating expenses	4,649,937	5,029,234	65,068,407

Operating loss	(4,608,270)	(4,855,157)	(64,539,390)

Loss from joint venture	(195,897)	--	(14,518,000)

Investment and other income	224,236	27,829	1,479,828

Interest expense	(267,420)	(22,355)	(1,564,105)

Loss from continuing operations	(4,847,351)	(4,849,683)	(79,141,667)

Discontinued operations:
Operating loss from therapeutic business	--	--	(10,679,101)
Gain from split-off of therapeutic business	--	--	11,779,752
	--	--	1,100,651

Net loss	(4,847,351)	(4,849,683)	$(78,041,016)

Dividends on preferred stock	(276,870)	--

Net loss available to common shareholders	$(5,124,221)	$(4,849,683)

Basic and diluted loss per common share from
continuing operations	$(4.77)	$(1.06)
Basic and diluted income (loss) per common share
from discontinued operations	$--	$--
Basic and diluted net loss per common share	$(4.77)	$(1.06)

Weighted average number of common shares
outstanding- basic and diluted	1,073,959	4,584,150

See notes to consolidated financial statements.

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARY (A Development Stage Company) CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (Unaudited)

											Deficit
								Common			Accumulated
	Preferred Stock							Stock	Unearned	Additional	During The
	Series A		Series B		Common Stock		Members'	To Be	Compen-	Paid-in	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	sation	Capital	Stage	Total

Contribution of capital	--	$--	--	$--	--	$--	$7,268	$--	$--	$--	$--	$7,268
Net loss for the period ended December 31, 1996	--	--	--	--	--	--	(1,779)	--	--	--	--	(1,779)
Balance, at December 31, 1996	--	--	--	--	--	--	5,489	--	--	--	--	5,489

Contribution of capital	--	--	--	--	--	--	--	--	--	--	--	--
Net loss for the period January 1, 1997 to May 15, 1997	--	--	--	--	--	--	3,511	--	--	--	(3,511)	--
Balance, at May 15, 1997	--	--	--	--	--	--	9,000	--	--	--	(3,511)	5,489

Issuance of common stock	--	--	--	--	78,910	79	--	--	--	1,803,371	--	1,803,450
Effect of recapitalization and merger	--	--	--	--	371,090	371	(9,000)	--	--	1,210,816	1,732	1,203,919
Cost associated with recapitalization and merger	--	--	--	--	--	--	--	--	--	(371,111)	--	(371,111)
Net loss for the period May 16, 1997 to December 31, 1997	--	--	--	--	--	--	--	--	--	--	(554,702)	(554,702)

Balance, at December 31, 1997	--	--	--	--	450,000	450	--	--	--	2,643,076	(556,481)	2,087,045

Issuance of common stock	--	--	--	--	10,938	11	--	--	--	6,999,989	--	7,000,000
Costs associated with common stock issuance	--	--	--	--	--	--	--	--	--	(50,000)	--	(50,000)
Options issued to consultants	--	--	--	--	--	--	--	--	--	45,446	--	45,446
Net loss for the year ended December 31, 1998	--	--	--	--	--	--	--	--	--	--	(1,973,913)	(1,973,913)

Balance, at December 31, 1998	--	--	--	--	460,938	461	--	--	--	9,638,511	(2,530,394)	7,108,578

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARY (A Development Stage Company) CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (Continued) (Unaudited)

Deficit
							Common			Accumulated
Preferred Stock							Stock	Unearned	Additional	During The
Series A		Series B		Common Stock		Members'	To Be	Compen-	Paid-in	Development
Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	sation	Capital	Stage	Total

Exercise of stock options	--	--	--	--	56	--	--	--	--	50,063	--	50,063
Issuance of warrants and options	--	--	--	--	--	--	--	--	--	3,664,749	--	3,664,749
Issuance of common stock	--	--	--	--	6,298	6	--	--	--	6,082,648	--	6,082,654
Issuance of preferred stock	12,015	120	--	--	--	--	--	--	--	11,578,839	--	11,578,959
Reclassification of Series A shares as mezzanine equity in accordance with EITF D-98	(12,015)	(120)	--	--	--	--	--	--	--	(11,578,839)	--	(11,578,959)

Net loss for the year ended December 31, 1999	--	--	--	--	--	--	--	--	--	--	(6,052,841)	(6,052,841)

Balance, at December 31, 1999	--	--	--	--	467,292	467	--	--	--	19,435,971	(8,583,235)	10,853,203

Stock option compensation	--	--	--	--	--	--	--	--	--	125,020	--	125,020
Issuance of warrants and options	--	--	--	--	--	--	--	--	--	1,366,050	--	1,366,050
Issuance of preferred stock dividend	841	8	--	--	--	--	--	--	--	(8)	--	--
Issuance of preferred stock	--	--	337,056	3,370	--	--	--	--	--	5,272,970	--	5,276,340
Beneficial accretion of Series A shares reclassified as mezzanine equity	--	--	--	--	--	--	--	--	--	(240,464)	--	(240,464)
Net loss for the year ended December 31, 2000	--	--	--	--	--	--	--	--	--	--	(10,787,062)	(10,787,062)

Balance, at December 31, 2000	841	8	337,056	3,370	467,292	467	--	--	--	25,959,539	(19,370,297)	6,593,087

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARY (A Development Stage Company) CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (Continued) (Unaudited)
Deficit
							Common			Accumulated
Preferred Stock							Stock	Unearned	Additional	During The
Series A		Series B		Common Stock		Members'	To Be	Compen-	Paid-in	Development
Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	sation	Capital	Stage	Total

Stock option compensation	--	--	--	--	--	--	--	--	--	64,729	--	64,729
Issuance of common stock for cash	--	--	--	--	2,462	2	--	--	--	418,721	--	418,723
Issuance of common stock in satisfaction of anti-dilution provision	--	--	--	--	9,543	10	--	--	--	(10)	--	--
Issuance of preferred stock dividend	--	--	20,224	202	--	--	--	--	--	(202)	--	--
Beneficial accretion of Series A shares reclassified as mezzanine equity	--	--	--	--	--	--	--	--	--	(195,577)	--	(195,577)
Net loss for the year ended December 31, 2001	--	--	--	--	--	--	--	--	--	--	(9,723,016)	(9,723,016)

Balance, at December 31, 2001	841	8	357,280	3,572	479,297	479	--	--	--	26,247,200	(29,093,313)	(2,842,054)
Stock option compensation	--	--	--	--	--	--	--	--	--	73,870	--	73,870
Issuance of warrants for service	--	--	--	--	--	--	--	--	--	322,000	--	322,000
Issuance of options in settlement of lawsuit	--	--	--	--	--	--	--	--	--	806,415	--	806,415
Employee compensation from stock options	--	--	--	--	--	--	--	--	--	988,184	--	988,184
Issuance of preferred stock dividends	--	--	40,194	402	--	--	--	--	--	(402)	--	--
Conversion of Series B to common stock	--	--	(397,474)	(3,974)	21,116	21	--	--	--	3,953	--	--
Beneficial inducement costs for convertible debt converted	--	--	--	--	--	--	--	--	--	206,348	--	206,348
Conversion of line of credit with Élan to common stock	--	--	--	--	6,422	6	--	--	--	3,082,481	--	3,082,487
Conversion of line of credit with entity controlled by director of company to common stock	--	--	--	--	115,741	116	--	--	--	2,499,884	--	2,500,000

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARY (A Development Stage Company) CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (Continued) (Unaudited)
Deficit
							Common			Accumulated
Preferred Stock							Stock	Unearned	Additional	During The
Series A		Series B		Common Stock		Members'	To Be	Compen-	Paid-in	Development
Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	sation	Capital	Stage	Total

Retirement of common stock returned in shareholder transaction	--	--	--	--	(256,855)	(257)	--	--	--	(12,226,062)	--	(12,226,319)
Issuance of common stock for cash	--	--	--	--	441,153	441	--	--	--	9,141,460	--	9,141,901
Net loss for the year ended December 31, 2002	--	--	--	--	--	--	--	--	--	--	348,119	348,119

Balance, at December 31, 2002	841	8	--	--	806,874	806	--	--	--	31,145,331	(28,745,194)	2,400,951
Issuance of common stock for cash	--	--	--	--	1,389	1	--	--	--	29,999	--	30,000
Issuance of common stock for standstill agreement	--	--	--	--	37,500	38	--	--	--	1,173,712	--	1,173,750
Conversion of Series B to common stock	--	--	--	--	5	--	--	--	--	--	--	--
Options issued to consultants for services	--	--	--	--	--	--	--	--	--	9,200	--	9,200
Shares issued to consultant for services	--	--	--	--	3,438	4	--	--	--	132,258	--	132,262
Employee compensation from stock options	--	--	--	--	--	--	--	--	--	1,236,566	--	1,236,566
Shares issued in Technology Purchase	--	--	--	--	109,907	110	--	--	--	5,583,158	--	5,583,268
Shares to be issued in Technology Purchase	--	--	--	--	--	--	--	5,043,226	--	--	--	5,043,226
Shares previously subject to rescission	--	--	--	--	6,231	6	--	--	--	649,994	--	650,000
Shares issued to Xmark for penalties	--	--	--	--	4,941	5	--	--	--	163,671	--	163,676
Shares issued to Xmark for interest	--	--	--	--	1,082	1	--	--	--	48,596	--	48,597
Shares to be issued to Xmark and other former Alliance creditors for interest and penalties	--	--	--	--	--	--	--	76,933	--	--	--	76,933

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARY (A Development Stage Company) CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (Continued) (Unaudited)
Deficit
							Common			Accumulated
Preferred Stock							Stock	Unearned	Additional	During The
Series A		Series B		Common Stock		Members'	To Be	Compen-	Paid-in	Development
Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	sation	Capital	Stage	Total

Options exercised through cashless exercise	--	--	--	--	1,861	2	--	--	--	(2)	--	--
Xmark puttable shares classified as mezzanine equity	--	--	--	--	--	--	--	--	--	(1,969,668)	--	(1,969,668)
Net loss for the year ended December 31, 2003	--	--	--	--	--	--	--	--	--	--	(22,773,504)	(22,773,504)
Balance, at December 31, 2003	841	8	--	--	973,228	973	--	5,120,159	--	38,202,815	(51,518,698)	(8,194,743)

Shares issued to consultant for services	--	--	--	--	11,562	12	--	--	(10,500)	43,675	--	33,187
Shares to be issued for legal fees	--	--	--	--	--	--	--	247,865	--	--	--	247,865
Employee compensation from stock options	--	--	--	--	--	--	--	--	--	959,283	--	959,283
Shares issued in Imagent Business purchase	--	--	--	--	99,276	99	--	(5,043,226)	--	5,043,127	--	--
Shares issued for penalties	--	--	--	--	8,935	9	--	(107,513)	--	244,460	--	136,956
Shares to be issued to Xmark and secured creditors for interest and penalties	--	--	--	--	--	--	--	252,357	--	--	--	252,357
Shares issued as payment for promissory notes	--	--	--	--	1,679,173	1,679	--	--	--	13,431,705	--	13,433,384
Shares issued for cash, net	--	--	--	--	1,268,750	1,269	--	--	--	9,323,731	--	9,325,000
Shares to be issued to investors for late registration	--	--	--	--	--	--	--	832,300	--	--	--	832,300
Issuance of stock in settlement of lease	--	--	--	--	30,829	31	--	--	--	586	--	617
Xmark puttable shares issued from mezzanine equity	--	--	--	--	--	--	--	--	--	1,969,668	--	1,969,668
Conversion of Series A to common stock	(841)	(8)	--	--	9,763	10	--	--	--	12,161,445	--	12,161,447
Retirement of puttable shares	--	--	--	--	(80,600)	(81)	--	(203,190)	--	(1,575,176)	--	(1,778,447)

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARY (A Development Stage Company) CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (Continued) (Unaudited)
Deficit
							Common			Accumulated
Preferred Stock							Stock	Unearned	Additional	During The
Series A		Series B		Common Stock		Members'	To Be	Compen-	Paid-in	Development
Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	sation	Capital	Stage	Total

Adjust shares for prior rounding	--	--	--	--	--	--	--	--	--	--	--	--
Shares to be issued to consultants for services	--	--	--	--	--	--	--	22,000	--	--	--	22,000
Shares issued for cash, net	4,500	45	--	--	--	--	--	--	--	4,139,955	--	4,140,000
Proceeds from contribution by shareholder	--	--	--	--	--	--	--	--	--	46,690	--	46,690
Warrants issued for services rendered	--	--	--	--	--	--	--	--	--	28,400	--	28,400
Net loss for the year ended December 31, 2004	--	--	--	--	--	--	--	--	--	--	(21,672,635)	(21,672,635)

Balance December 31, 2004	4,500	45	--	--	4,000,916	4,001	--	1,120,752	(10,500)	84,020,364	(73,191,333)	11,943,329

Shares issued for services	--	--	--	--	105,610	106	--	(269,865)	10,500	269,759	--	10,500
Shares to be issued for legal fees	--	--	--	--	--	--	--	95,135	--	--	--	95,135
Employee compensation from stock options	--	--	--	--	--	--	--	--	--	233,955	--	233,955
Shares issued for penalties	--	--	--	--	392,681	392	--	(850,887)	--	1,193,383	--	342,888
Shares to be issued to investors for late registration	--	--	--	--	--	--	--	640,437	--	--	--	640,437
Options issued in settlement of claim	--	--	--	--	--	--	--	--	--	42,250	--	42,250
Net loss for the three months ended March 31, 2005	--	--	--	--	--	--	--	--	--	--	(4,849,683)	(4,849,683)

Balance March 31, 2005	4,500	$45	--	$--	4,499,207	$4,499	$--	$735,572	$--	$85,759,711	$(78,041,016)	$8,458,811

See notes to consolidated financial statements.

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARY (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			Period from
			Inception
	Three Months	Three Months	(November 3,
	Ended March 31,	Ended March 31,	1996) to
	2004	2005	March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,847,351)	$(4,849,683)	$(78,041,016)
Less income from discontinued operations	--	--	(1,100,651)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	786,331	788,892	7,274,576
Loss on disposal of property and equipment	--	--	36,224
Gain on sale of marketable securities	--	--	(18,503)
United States Treasury Notes amortization	--	--	12,586
Stock option compensation	633,651	233,955	4,117,574
Gain from equipment lease settlement	--	--	(126,257)
License revenue deferred	--	--	8,000,000
Recognition of deferred license revenue	(41,667)	(174,077)	(529,017)
Amortization of deferred royalty expense	--	10,417	52,084
Valuation impairment allowances	--	--	274,479
Beneficial inducement costs for convertible notes	--	--	206,348
Issuance of warrants for services rendered	--	--	4,345,491
Issuance of stock options in settlement of lawsuit	--	--	806,415
Issuance of stock for standstill agreement	--	--	1,173,750
Issuance of stock for services rendered	7,689	105,635	540,949
Issuance of stock for interest payments and penalties	200,723	983,325	2,494,143
Equity in loss of affiliate	195,896	--	14,518,000
Changes in operating assets and liabilities:
Accounts receivable	(17,500)	2,534	(31,382)
Prepaid expenses	158,643	(136,162)	(578,964)
Deferred royalty expense	--	--	(500,000)
Accounts payable	217,041	(173,389)	1,886,801
Accrued expenses	(460,196)	(227,072)	(582,085)
Accrued equipment lease obligation	--	--	1,050,589
Other	--	--	10,000
Net cash used in continuing operating activities	(3,166,740)	(3,435,625)	(34,707,866)

Net cash used in discontinued operations	--	--	(10,679,101)

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARY (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

			Period from
			Inception
	Three Months	Three Months	(November 3,
	Ended March 31,	Ended March 31,	1996) to
	2004	2005	March 31, 2005
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of marketable securities	--	--	2,164,464
Purchases of marketable securities	--	--	(2,182,967)
Purchases of United States Treasury Notes	--	--	(38,656,973)
Sale of United States Treasury Notes	--	--	39,778,548
Purchase of property and equipment	(4,520)	(3,040)	(754,674)
Proceeds from sale of property and equipment	--	--	147,751
Patent acquisition costs	--	--	(237,335)
Investment in and advances to affiliate	--	--	(15,107,468)
Increase in note receivable	--	--	(1,255,000)
Decrease (increase) in deposits	(100,000)	--	(764,120)
Purchase of Imagent business	--	--	(5,074,761)
Net cash used in investing activities	(104,520)	(3,040)	(21,942,535)

Net cash used in investing activities of discontinued operations	--	--	(1,306,676)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital leases	--	--	(291,704)
Net proceeds from issuance of equity and mezzanine equity	--	--	54,004,340
Capital contributions from shareholders	--	--	1,958,364
Principal payments on acquisition debt	--	--	(2,500,000)
Principal payments on other debt	--	--	(3,350,641)
Proceeds from issuance of debt	1,689,900	--	20,544,721
Payments on lease settlement obligation	--	--	(75,000)
Cost of recapitalization	--	--	(371,111)
Net cash provided by financing activities	1,689,900	--	69,918,969

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,581,360)	(3,438,665)	1,282,791
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,657,594	4,721,456	--
CASH AND CASH EQUIVALENTS, END OF YEAR	$76,234	$1,282,791	$1,282,791

SUPPLEMENTAL SCHEDULE OF CASH FLOWS INFORMATION:
Interest paid	$--	$--	$481,769
NON-CASH INVESTING AND FINANCING ACTIVITIES:
THREE MONTHS ENDED MARCH 31, 2005:
In February 2005 the Company modified options in further settlement of claims by a former employee. The modification of the options resulted in a $42,250 decrease of accrued expenses.
THREE MONTHS ENDED MARCH 31, 2004:
In March 2004, the Company issued 99,276 shares of common stock at a value of $5,043,226 related to the purchase of Imagent in June 2003. These shares had been classified in Common Stock to be Issued.
The holder of puttable shares sold a portion of the shares, thereby extinguishing $190,000 of the put feature. This resulted in a $190,000 decrease in puttable shares and a $190,000 increase in shareholder equity.

See notes to consolidated financial statements.

IMCOR Pharmaceutical Co. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation:

The accompanying unaudited consolidated financial statements of IMCOR Pharmaceutical Co. and Subsidiary (the “Company”), have been prepared without audit in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, which has been filed with the SEC.

In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2005 may not be indicative of the results that may be expected for the full fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates or assumptions. The more significant estimates reflected in these financial statements relates to the Company’s review of the fair value of its long-lived assets.

2. Liquidity and Basis of Presentation- Going Concern:

The accompanying consolidated financial statements are prepared assuming the Company is a going concern.  The Company has reported accumulated losses since inception of $78,041,016. At March 31, 2005 the Company lacks sufficient working capital to fund operations for the entire fiscal year ending December 31, 2005. Substantial additional capital resources will be required to fund its ongoing operations. As described in Note 11, the Company has adopted a restructuring plan that includes employee layoffs, sale of excess equipment, suspending manufacturing and clinical activities, and vacating its premises. The Company is still considering its alternatives with respect to efforts to raise additional funds for its operating and development plans and may make further adjustments to such plans, as necessary. Among the alternatives that the Company may consider is a further reduction in employees and consultants, the sale or license of some or all of its assets, a merger or other material transaction.

The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

3. Reclassification:

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

4. Basic and Diluted Loss Per Common Share:

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options, warrants and convertible preferred stock as they are antidilutive. Potential common shares excluded from the calculation at March 31 of each year are as follows:

	2004	2005
Options pursuant to plans	333,729	608,378
Options outside of plans, net of cashless component	15,727	34,977
Warrants	18,874	819,736
Issuable upon conversion of preferred stock	9,669	833,334
Total	377,999	2,296,425

Basic and diluted loss per common share in 2005 includes approximately 443,000 shares to be issued.

IMCOR Pharmaceutical Co. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

5. Accounting for Stock-based Compensation:

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

Other than a modification to options granted to a former employee in final settlement of all claims that are exercisable into 21,125 net shares of common stock at a price of zero as noted in Note 10, the Company did not issue any options in the three months ended March 31, 2005.

The Company has computed the pro forma disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation”, for options granted using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The assumption used and weighted-average information are as follows for the three months ended March 31, 2005:

Weighted-average fair value of options granted	$1.60
Expected dividend yield	$--
Risk-free interest rate at grant date	3.44%
Expected stock price volatility	233.16%
Expected option lives (years)	5

If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per basic and diluted share would have been changed to the pro forma amount indicated below for each of the three month periods ended March 31:

	2004		2005
Applicable to common stockholders:
Net loss, as reported		$(5,124,221)	$(4,849,683)
Add stock based compensation expense
included in reported net loss		633,651	233,955
Less total stock-based employee
compensation expense determined under
the fair-value based method for all awards		(660,422)	(485,120)
Pro forma net loss		$(5,150,992)	$(5,100,848)

Net loss per common share (basic and diluted):
Reported	$	(4.77)	$(1.06)
Pro forma	$	(4.80)	$(1.11)

IMCOR Pharmaceutical Co. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

6. Property and Equipment

Property and equipment consist of the following at:

	December 31,	March 31,
	2004	2005
Leasehold improvements	$5,287,738	$5,287,738
Furniture, fixtures and equipment	1,824,819	1,827,859
Total	7,112,557	7,115,597
Accumulated depreciation and amortization	(2,685,514)	(3,130,921)
Property and equipment, net	$4,427,043	$3,984,676

7. Intangible Assets and Deferred Expenses:

The cost and accumulated amortization of intangible assets and deferred expenses are as follows:

	December 31	March 31,
	2004	2005
Purchased technology:
Cost	$15,638,146	$15,638,146
Accumulated amortization	(1,961,396)	(2,287,190)
	$13,676,750	$13,350,956
Patents:
Cost	$500,000	$500,000
Less allowance for valuation impairment	(274,479)	(274,479)
Accumulated amortization	(225,521)	(225,521)
	$--	$--
Technology license:
Cost	$735,916	$735,916
Accumulated amortization	(39,508)	(57,199)
	$696,408	$678,717
Prepaid royalty:
Cost	$500,000	$500,000
Accumulated amortization	(41,667)	(52,084)
	$458,333	$447,916

8. Accrued Expenses and Assumed Acquisition Obligations:

	December 31,	March 31,
	2004	2005
Assumed acquisition obligations- Alliance	$1,179,051	$1,136,295
Accrued payroll, deferred bonuses and related expenses	723,707	600,203
Other accrued expenses	288,543	182,749
	$2,191,301	$1,919,247

IMCOR Pharmaceutical Co. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

9. Litigation:

On June 18, 2003, the Company filed a complaint against Amersham Health, Inc. and two other Amersham affiliates alleging that certain Amersham products infringe on claims in the patents covering Imagent. The complaint alleged that principally through the Optison® product, Amersham Health Inc. and related Amersham entities infringe on eight patents owned by the Company. The Company is also seeking a declaration that the claims of fifteen Amersham patents are invalid and are not infringed by the Company’s Imagent product. The Company has further alleged misappropriation of trade secrets as well as other state law claims against Amersham. The Company is seeking damages, an injunction against Amersham, a declaratory judgment and other relief.

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

The case was dismissed on May 5, 2005 without prejudice while the parties engage in settlement discussions. If the settlement negotiations are not successful, each party will have the right to reassert its respective claims against the other. Therefore, it is not presently feasible to determine whether there is a reasonable possibility that the assets have been impaired for purposes of Statement of Financial Accounting Standards No. 5, or the extent of damages or gain, if any, that might result depending on whether or not the Company prevails. If the Company refiles its claims against Amersham, the Company will continue to incur litigation costs as it prosecutes claims in the litigation.

On May 11, 2005, the Company was served with an unlawful detainer lawsuit regarding the Company’s default on its building lease to pay $84,641 of rent that was due April 1, 2005. The future minimum rents due on this lease were approximately $2,490,000 as of March 31, 2005. Lessor holds a $297,000 security deposit related to this lease. The lessor asserts in this lawsuit it is entitled to terminate the lease, demand all outstanding amounts under the lease immediately due and payable, repossess the premises, demand payment for all related costs and expenses, and/or assert any other rights that may be available in law or in equity. As described in Note 11, as part of a restructuring plan adopted in April and May 2005, the Company has decided to vacate the premises. The Company is currently negotiating with the lessor to allow for an orderly transition from the premises.

10. Shareholders’ Equity:

The following is a summary of stock transactions during the three months ended March 31, 2005:

The Company issued 105,610 shares of common stock valued at $269,865 to consultants and attorneys which had been classified as Shares-To-Be-Issued as of December 31, 2004. In conjunction with the issuance of these shares, the Company recorded $10,500 of compensation for a consultant.

One of the Company’s law firms agreed to accept shares of the Company’s common stock for a portion of their services rendered during the period. As of March 31, 2005, approximately 33,000 shares are issuable related to $95,135 of services, which were expensed.

The Company issued 392,681 shares of common stock valued at $1,193,775 to shareholders for penalties and fees due to shareholders for late registration of their shares. As of December 31, 2004, 317,262 shares valued at $850,887 for these penalties and fees were recorded and classified as Shares-To-Be-Issued.

The Company recorded $640,437 of additional penalties and late fees due to shareholders for late registration of their shares, representing approximately 410,000 shares of common stock, which are classified at Shares-To-Be-Issued at March 31, 2005.

On February 10, 2005, in final settlement of further and all claims from a former employee, the Company modified existing options for 1,875 shares to make them effectively exercisable into 21,125 net shares at an exercise price equal to zero. The $42,250 of expense related to this modification was accrued in 2004 and reflected in the balance sheet as accrued expense at December 31, 2004.

IMCOR Pharmaceutical Co. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

On January 24, 2005, the Company amended its Articles of Incorporation to increase the number of common shares authorized from 150,000,000 to 200,000,000 shares.

On March 4, 2005, the Company effected a 1−for−20 reverse stock split of its common stock. All share and per share amounts related to common stock in the consolidated financial statements have been retroactively adjusted for all periods presented to give effect to this reverse stock split.

11. Subsequent Events:

In April 2005 the Company adopted a restructuring plan which initially included a lay-off of a majority of the full-time employees and part-time employees or consultants who perform administrative support, manufacturing and related functions. In addition, a limited number of full-time employees were transferred to part-time positions to assist the Company with the actions necessary to curtail its operations. The Company estimates that it will incur approximately $35,000 to $70,000 of one-time termination costs associated with this cost reduction plan (primarily severance pay) that will be paid in the second quarter of 2005. The Company also temporarily suspended its manufacturing operations.

In May 2005 the Company modified its restructuring plan to include the disposition of its excess furniture, fixtures and equipment and to vacate its premises. The Company plans to vacate the premises as early as possible, but no later than August 31, 2005. The Company is actively seeking other third parties to lease the premises in order to minimize its ongoing lease obligations. The future minimum rents due on the lease as of March 31, 2005 are $2,490,000, of which $297,330 has already been paid to the lessor as a security deposit.

As a result of the adoption of this plan to vacate the premises, the Company estimates it will record a valuation impairment allowance of approximately $3,190,000 in the quarter ending June 30, 2005, which represents the carrying value of leasehold improvements as of March 31, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Portions of the discussion in this Form 10−QSB contain forward−looking statements and are subject to the "Risk Factors" described below. All forward−looking statements included in this Form 10−QSB are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward−looking statements. The Company's actual results could differ materially from those anticipated in these forward−looking statements as a result of a number of factors, including those set forth in the section captioned "RISK FACTORS" and elsewhere in this Form 10−QSB.

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

LIQUIDITY AND CAPITAL RESOURCES

The independent auditors' report dated March 19, 2005 included in our December 31, 2004 Annual Report on Form 10-KSB contained the following explanatory paragraph:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has reported accumulated losses since inception of $73,191,333, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying financial statements have been prepared assuming we are a going concern. Without obtaining additional debt or equity financing or funds from other sources we will not be able to continue to fund operations beyond May 31, 2005 without significantly curtailing operations or disposing of assets. The accompanying financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from this uncertainty.

At March 31, 2005, we had cash and cash equivalents totaling $1,282,791, which is a $3,438,665 decrease from the $4,721,456 balance at December 31, 2004. This decrease was primarily the result of the cash used in continuing operations.

On April 18, 2005 the Company’s board of directors implemented a cost reduction plan which initially involved the lay-off of a majority of the full-time employees and part-time employees or consultants who performed administrative support, manufacturing and related functions. In addition, a limited number of full-time employees were transferred to part-time positions to assist the Company with the actions necessary to curtail its operations. The Company estimates that it will incur approximately $35,000 to $70,000 of one-time termination costs associated with this cost reduction plan (primarily severance pay) that will be paid in the second quarter of 2005. In May 2005 we modified our restructuring plan to include disposing of excess furniture, fixtures and equipment and to vacate our leased premises. We plan to vacate the premises as early as possible, but no later than August 31, 2005. We are actively seeking other third parties to lease the premises so we can minimize our ongoing lease obligations. The future minimum rents due on the lease as of March 31, 2005 are $2,490,000, of which $297,000 has already been paid to the lessor as a security deposit. As a result of the adoption of this plan to vacate the premises, we estimate we will record a valuation impairment allowance of approximately $3,190,000 in the quarter ending June 30, 2005, which represents the carrying value of leasehold improvements as of March 31, 2005.

In April 2005, we suspended our manufacturing operations. We currently have sufficient stock of Imagent available to meet our sales and clinical trial needs for the foreseeable future. However, as a result of the plan to vacate the premises, we are uncertain if we will be able to obtain sufficient funds to restart manufacturing operations in the future.

On May 11, 2005, we were served with an unlawful detainer lawsuit by EOP-Industrial Portfolio, LLC (“EOP”), the lessor of the Company’s premises, for the Company’s failure to pay $84,641 of rent that was due April 1, 2005. The future minimum rents due on this lease were approximately $2,490,000 as of March 31, 2005. EOP holds a $297,000 security deposit related to this lease. EOP asserts in this lawsuit it is entitled to terminate the lease, demand all outstanding amounts under the lease immediately due and payable, repossess the premises, demand payment for all related costs and expenses, and/or assert any other rights that may be available in law or in equity. The Company is currently negotiating with EOP to allow for an orderly transition from the premises.

We are still considering our alternatives with respect to efforts to raise additional funds for operating and development plans and we may make further adjustments to such plans, as necessary. Among the alternatives that we may consider is a further reduction in employees and consultants, the sale or license of some or all of our assets, a merger or other material transaction.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2004 and 2005

As a result of the restructuring plans adopted in April and May of 2005, the results of the first quarter of 2005 are not likely to be indicative of the remaining quarters of the fiscal year.

Revenue and License Fees
We have not generated significant product revenues during 2004 or 2005 due to capital constraints limiting our sales and marketing capability. Any sales of products are therefore included in our financial statements under “investment and other income.”

License revenue relates to the amortization of the deferred license revenue received in 2004 and 2005. The increase in license revenue relates to the amortization of the license revenue deferred in April 2004 ($2,000,000) and October 2004 ($4,000,000).

Research and Development
Essentially all of our research expenses since the third quarter of 2004 have been directed toward infrastructure and expenses associated with regulatory compliance and continued development of Imagent for new indications and the maintenance of our manufacturing capability.

The following is a summary of our major research and development cost categories (all amounts approximate):

	2004	2005	Change
Personnel	$611,000	$519,000	$(92,000)
Contract consultants	135,000	189,000	54,000
Patent costs	32,000	69,000	37,000
Production facilities costs	86,000	21,000	(65,000)
Supplies	85,000	11,000	(74,000)
Other	12,000	49,000	37,000
Total	$961,000	$858,000	$(103,000)

Personnel, production facilities costs and supplies all decreased primarily due to the Company efforts to cut expenses. Contract consultant costs increased related to the Company’s efforts to commence its Phase II clinical trials for a new indication for Imagent.

Selling, General and Administrative Expense
The following is a summary of the major cost categories in selling general and administrative expenses (all amounts approximate):

	2004	2005	Change
Personnel	$371,000	$257,000	$(114,000)
Contract consultants	471,000	271,000	(200,000)
Stock options	634,000	234,000	(400,000)
Legal and accounting	254,000	879,000	625,000
Fees	494,000	991,000	497,000
Facilities costs	386,000	420,000	34,000
Insurance	162,000	163,000	1,000
Depreciation and amortization	454,000	463,000	9,000
Amortization of purchase technology	326,000	326,000	--
Other	137,000	167,000	30,000
Total	$3,689,000	$4,171,000	$482,000

Personnel and contract consultant expenses decreased primarily due to the Company’s efforts to cut expenses. The Company cancelled its contract with a third party to market the Imagent product in December 2004, which resulted in a $205,000 reduction in 2005.

Stock option expense decreased primarily due to unvested options that were cancelled in 2005.

Legal and accounting expense increased primarily due to increased legal fees associated with litigation and filings with the Securities Exchange Commission and an increase in the audit fees for the Company’s 2004 Annual Report on Form 10-KSB filed in March 2005.

Fees increased due to late registration penalties that became effective starting in January 2005 for shares for which the Company has filed a registration statement that is not yet effective. The Company’s obligation for these penalties accrue at approximately $160,000 per month, will cease once the registration statement becomes effective, and are settled on a non-cash basis through the issuance of additional shares of our common stock.

Loss from Joint Venture
The Sentigen joint venture was terminated June 10, 2004 and Sentigen became a wholly owned subsidiary of the Company. The loss from joint venture in 2004 primarily consisted of the Company’s share of the joint venture’s amortization of its technology license costs.

Investment and Other Income
Investment and other income in 2005 decreased from 2004 primarily due to income recorded related to the settlement of a lease obligation in 2004 for an amount less than the original loss provision recorded in 2003.

Interest Expense
Interest expense in 2005 decreased by $245,065 due to the reduction of the Company’s notes payable and other interest bearing obligations during the second through fourth quarters of 2004.

Plan of Operation

In April and May 2005 we adopted a restructuring plan which includes laying off most of the employees, suspending manufacturing operations, indefinitely postponing clinical trials, vacating our leased premises and selling excess furniture, fixtures and manufacturing equipment. We are actively seeking other third parties to occupy our space, thereby reducing our ongoing lease obligation to the landlord. Although it is most likely we will need to abandon all improvements at our existing premises, there is a remote possibility that a new tenant will allow us to continue to maintain our manufacturing facilities on site. The manufacturing portion of our premises comprises approximately 10,000 square feet of the 53,000 square feet that we occupy.

During the next several months we will focus our efforts primarily on exploring various options concerning our business, including obtaining additional financing, joint ventures, licensing or selling all or a portion of our technology and other possible strategic transactions. Our ability to resume clinical development of Imagent depends on the successful implementation of one or more of these transactions because our currently available capital is not sufficient to carry out our business plan or fully develop and commercialize Imagent.

If we are able to obtain sufficient funds, we intend to focus our operating efforts on the clinical development of Imagent for the detection of myocardial perfusion for the diagnosis of coronary artery disease (“CAD”) during a normal resting echo procedure. Excluding amounts we may need to satisfy our existing creditors and without manufacturing operations, we estimate we would need approximately $6,000,000 to operate for the next twelve months, which includes approximately $3,200,000 of costs associated with the Phase II clinical trials. Although we believe we have sufficient stock of Imagent product for purposes of supporting our Phase II clinical testing as well as product required by our licensee, we will likely not have sufficient Imagent product to proceed into Phase III clinical trials. Therefore, if we were successful in the Phase II clinical trials and we planned to proceed into Phase III clinical trials, we would either have to establish another manufacturing facility or contract with a third party to manufacture our product. We estimate that it would cost between $3 million and $5 million to establish another manufacturing facility and that the construction would take a period of 12-18 months. Currently, there is no third party manufacturer set up to produce a product similar to Imagent.

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

See “Risk Factors - We must obtain additional financing in the future and our inability to do so will prevent us from continuing as a going concern and implementing our business plan.” If we are not able to raise sufficient funds to proceed with clinical development of Imagent, we may be forced to dispose of our remaining assets in an attempt to satisfy creditors. To maximize the value of the our technology, even if we have to abandon the clinical program, we will have to incur costs to maintain the patent portfolio, maintain the FDA approval to sell Imagent, and maintain the FDA approval to conduct clinical research on Imagent in a new indication. If we are no longer able to support Imagent, we may not be entitled to any more payments pursuant to a product license agreement. Our financial statements, including those contained in this Form 10-QSB, do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

Contractual Obligations:

The following table summarizes our approximate contractual obligations as of March 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flow for future periods:

	Total		2006	2008	2010
	Obligations	Remainder	Through	Through	Through
	All Years	2005	2007	2009	2011
Operating lease obligations	$2,684,000	$738,000	$921,000	$878,000	$147,000
Notes payable	192,000	192,000	--	--	--
Other liabilities- past due	1,985,000	1,985,000	--	--	--
Accounts payable- past due	1,093,000	1,093,000	--	--	--
Total contractual cash obligations	$5,954,000	$4,008,000	$921,000	$878,000	$147,000

As of March 31, 2005 we have not entered into any purchase orders for capital equipment.

Significant Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an on−going basis, we evaluate our estimates and judgments, including those related to evaluation of impairment analysis of long-lived assets. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe our most significant estimates relate to the impairment analysis we perform on long-lived assets to assess when a change in circumstances indicates that the carrying value may not be recoverable and we estimate the probable future cash flows related to that asset. We base our valuation assumptions on currently available information including estimates of market size and penetration, pricing, competitive threats and general operating expenses. These estimates may change and such changes may impact future estimates of carrying value.

Recent Accounting Pronouncements

In December 2004, the FASB issued revised SFAS No. 123 (SFAS No. 123R), Share-Based Payment. This standard eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R is effective for Small Business Issuers for financial statements issued for the first interim period beginning after December 15, 2005. Currently, the Company discloses the pro forma net income and related pro forma income per share information in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation Costs--Transition and Disclosure. The Company is evaluating the impact of this statement, which could have a material impact on its results of operations.

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an Amendment of ARB No. 43, Chapter 4. The standard requires abnormal amounts of idle facility and related expenses to be recognized as current period charges and also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of this statement will have a material impact on the Company's financial statements.

ITEM 3. CONTROLS AND PROCEDURES

In September 2004, our management concluded that there were certain reportable conditions and material weaknesses in our internal controls and procedures. As noted in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, the Company believes it has taken steps and implemented procedures to address the reportable conditions and material weaknesses with the exception of the primary material weakness related to the small size of our accounting staff resulting in an inadequate segregation of duties. We do not plan to expand our accounting staff or convert our full time financial consultant (Larry D. Grant) into a full time chief financial officer unless the Company is successful in obtaining adequate financing.

Our Chief Executive Officer (who is our acting Principal Financial Officer while we are without a replacement for our former Chief Financial Officer) has consulted with Larry D. Grant and has participated in the evaluation of our disclosure controls (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2005 and, based on that evaluation, concluded that our disclosure controls and procedures overall were effective to ensure timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, and the rules and regulations thereunder. To the extent corrections and improvements in internal controls and disclosure controls and procedures cannot be immediately implemented, management believes appropriate oversight and review is currently in place to prevent material misstatements in our interim financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 2003, we filed a complaint against Amersham and two other Amersham affiliates alleging that certain Amersham products infringe on claims in its patents covering Imagent. The case is captioned as IMCOR Pharmaceutical Co. and Alliance Pharmaceutical Corp. v. Amersham Health Inc. et. al., Civil Action No. 03CV2853 (SRC), in the United States District Court for the District of New Jersey. Our complaint alleges that principally through their Optison® product, Amersham and related Amersham entities infringe on eight patents owned by us. We are also seeking a declaration that the claims of fifteen Amersham patents are invalid and are not infringed by our Imagent product. We have further alleged misappropriation of trade secrets as well as other state law claims against Amersham. Amersham denied the material allegations of our claims and asserted certain affirmative defenses and counterclaims. Amersham's counterclaims against us include claims of patent infringement of the fifteen Amersham patents, breach of contract, breach of good faith and fair dealing, and tortious interference with contract. Both parties amended their complaints to include allegations of antitrust violations by the other party.

The case was dismissed on May 5, 2005 without prejudice while the parties engage in settlement discussions. If the settlement discussions are not successful each party will have the right to reasert its respective claims against the other. Therefore,  it is not presently feasible to determine whether there is a reasonable possibility that the assets have been impaired for purposes of Statement of Financial Accounting Standards No. 5, or the extent of damages or gain, if any, that might result depending on whether or not we prevail. In any event, we may continue to incur litigation costs if the settlement discussions are not successful and either party reasserts its respective claim against the other.

See “Risk Factors—We filed a suit against Amersham for patent infringement, which, if resolved unfavorably, could impede our ability to utilize our patents for Imagent,” below.

On May 11, 2005, the Company was served with an unlawful detainer lawsuit that was filed in Superior Court of California, San Diego County by EOP-Industrial Portfolio, LLC (“EOP”), the lessor of the Company’s premises, for the Company’s failure to pay $84,641 of rent that was due April 1, 2005. The future minimum rents due on this lease were approximately $2,490,000 as of March 31, 2005. EOP holds a $297,000 security deposit related to this lease. EOP asserts in this lawsuit it is entitled to terminate the lease, demand all outstanding amounts under the lease immediately due and payable, repossess the premises, demand payment for all related costs and expenses, and/or assert any other rights that may be available in law or in equity. The Company is currently negotiating with the lessor to allow for an orderly transition from the premises.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ending March 31, 2005, we issued 498,291 shares of our common stock as compensation for past services and to satisfy late registration penalties, without registration under the Securities Act. These securities were offered and sold by us in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering, and/or Rule 701 under the Securities Act relating to transactions occurring under compensatory benefit plans. We relied on representations and warranties from the purchaser of the securities that they were acquiring the securities for their own account and not with a view to, or for sale in connection with, any distribution of the securities in violation of the Securities Act. The following is a summary of the shares issued:

Date	Shares	Description
1/11/2005	328,053	Late registration penalties
1/20/2005	101,378	Legal services performed
2/8/2005	4,232	Consulting services performed
2/8/2005	64,628	Late registration penalties

On April 11, 2005, 454,149 shares of our common stock were issued to satisfy additional late registration penalty obligations.

All of the shares issued in January through April 2005 are subject to pending registration statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders on January 20, 2005. The matters voted on the meeting were as follows:
1. Ratification of the $10,150,000 financing completed in June 2004
2. Amend the 2000 Long Term Incentive Compensation Plan to increase the number of shares of common stock reserved for issuance to 1,500,000 shares (post-split), provide for the cashless exercise of options, and provide that the acceleration of vesting of options in the event of a change of control is discretionary and not mandatory.
3. Increase shares of common stock authorized from 150,000,000 to 200,000,000 shares (post reverse stock split)
4. Authorize Board of Directors to effect one or more reverse stock splits
5. Election of Directors

The following is a summary of the results of the shares voted for each matter (adjusted for effect of one-for-twenty reverse stock split):

Matter Voted Upon	For	Against	Abstain
1. Ratification of 2004 financing	752,744	806	104
2. Modification of incentive compensation plan	2,667,601	186,521	110
3. Increase shares authorized	3,025,847	1,358	92
4. Authority for stock splits	2,963,387	1,378	62,533
5. Election of Directors:
Brian M. Gallagher	3,023,910	--	3,387
Taffy J. Williams	3,014,953	--	12,314
Robert A. Ashley	3,023,916	--	3,381
Richard T. Dean	3,023,916	--	3,381
Darlene M. Deptula-Hicks	3,023,909	--	3,388
Jonathan J. Fleming	3,014,789	--	12,508
Alan D. Watson	3,014,790	--	12,507

ITEM 5. OTHER INFORMATION

RISK FACTORS
RISKS RELATED TO OUR FINANCING AND OPERATIONS

We must raise additional financing and our inability to do so will prevent us from continuing as a going concern and implementing our business plan.

Our cash and cash equivalents at March 31, 2005 was $1,282,791. At March 31, 2005, we had current liabilities of approximately $5,446,665, which includes the current portion of deferred licensing revenue of $696,307.

In April and May 2005 we adopted a restructuring plan which includes laying off most of the employees, suspending manufacturing operations, indefinitely postponing clinical trials, vacating our leased premises and selling excess furniture, fixtures and manufacturing equipment. We are actively seeking other third parties to occupy our space, thereby reducing our ongoing lease obligation to the landlord.

During the next several months we will focus our efforts primarily on exploring various options concerning our business, including obtaining additional financing, joint ventures, licensing or selling all or a portion of our technology and other possible strategic transactions. Our ability to resume clinical development of Imagent depends on the successful implementation of one or more of these transactions because our currently available capital is not sufficient to carry out our business plan or fully develop and commercialize Imagent. Without obtaining additional debt or equity financing or funds from other sources, we will not be able to continue to fund operations beyond May 31, 2005 without significantly curtailing operations or disposing of assets.

If we are able to obtain sufficient funds, we intend to focus our operating efforts on the clinical development of Imagent for the detection of myocardial perfusion for the diagnosis of coronary artery disease (“CAD”) during a normal resting echo procedure. Excluding amounts we may need to satisfy our existing creditors and without manufacturing operations, we estimate we would need approximately $6,000,000 to operate for the next twelve months, which includes approximately $3,200,000 of costs associated with the Phase II clinical trials. Although we believe we have sufficient stock of Imagent product for purposes of supporting our Phase II clinical testing as well as product required by our licensee, we will most likely not have sufficient Imagent product to proceed into Phase III clinical trials. Therefore, if we were successful in the Phase II clinical trials and we planned to proceed into Phase III clinical trials, we would either have to establish another manufacturing facility or contract with a third party to manufacture our product. We estimate that it would cost between $3 million and $5 million to establish another manufacturing facility and that the construction would take a period of 12-18 months. Currently, there is no third party manufacturer set up to produce a product similar to Imagent.

If we are not able to raise sufficient funds to proceed with clinical development of Imagent, we may be forced to dispose of all of our remaining assets in an orderly fashion in an attempt to satisfy creditors. To maximize the value of the our technology, even if we have to abandon the clinical program, we will have to incur costs to maintain the patent portfolio, maintain the FDA approval to sell Imagent, and maintain the FDA approval to conduct clinical research on Imagent in a new indication. Our financial statements, including those contained in this Form 10-QSB, do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

We have a history of losses, and we may not achieve or maintain profitability in the future or pay cash dividends.

We have incurred losses since the beginning of our operations. As of March 31, 2005, we have incurred cumulative net losses (before dividends on preferred stock) of approximately $78,041,016. We expect our losses to increase in the future as our financial resources are used for litigation, manufacturing, marketing, research and development, preclinical and clinical development, regulatory activities, and other related expenses. We may not be able to achieve or maintain profitability in the future.

We intend to retain future earnings, if any, for use in the operation and expansion of our business. We do not anticipate paying any dividends on our common stock in the foreseeable future.

We do not have any material revenue collections from product sales.

Our company and our technologies, other than Imagent, are in early stages of development. We began our business as a pharmaceutical company in 1997. To date, we have not generated material product revenues from sales activities. Our earned revenues have come from the amortization of previously received product and technology license fees. If we obtain adequate funding, we expect to generate revenue from future sales of Imagent, but there can be no assurance that we will be able to generate enough revenue from such sales to be profitable for at least several years, if at all. Our future profitability will be affected by royalty and similar obligations we may have to third parties with respect to Imagent (Schering AG and Alliance) and N1177 and/or PH-50 (Massachusetts General Hospital, Élan and Gerald Wolf).

Our inability to expand the label indication of Imagent for the detection of coronary artery disease may impede our ability to raise capital.

We are seeking to expand the label indication of Imagent for myocardial perfusion imaging for the detection of coronary artery disease (CAD) using a novel technique called Phasic Changes. We believe that development of Imagent for the detection of CAD and, in particular, using the Phasic Changes technique will be important to our ability to attract capital and achieve future profitability. However, due to insufficient funds, we temporarily suspended clinical trials in May 2005. We have also deferred further clinical development of PH-50 and N1177 and are seeking partners to develop those technologies.

Even if we currently had sufficient funding to continue clinical trials, there are a number of potential obstacles to these goals:

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

We filed a complaint against Amersham Health, Inc. and two other Amersham affiliates alleging that certain Amersham products infringe on claims in our patents.  We have also alleged theft of trade secrets and also seek a declaration that our products do not infringe on Amersham's patents.  Alliance joined as a plaintiff in this suit.  Amersham filed an answer denying the material allegations of our claims and asserting certain counterclaims.  Both parties amended their complaints to include certain antitrust claims.  The case was dismissed on May 5, 2005 without prejudice while the parties engage in settlement discussions. If the settlement discussions are not successful, Amersham reasserts its counterclaims and they are resolved unfavorably to us, it may be difficult or impossible to implement our commercialization strategy for Imagent.

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

Our FDA approved product, Imagent, is subject to post-market approval requirements by regulatory authorities. These requirements include a safety surveillance study, a clinical study in a pediatric patient population, an animal study to determine the safety of use of Imagent in a special population, and a non-clinical study to determine the persistence of the microbubble. We have successfully completed one animal study in an obstructed lung model, which represents use in patients with chronic lung disease as a part of this post-marketing commitment. We cannot predict the success of the other post-marketing studies. If we do not have the funds to conduct these studies, we may lose our FDA approval.

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

We may encounter difficulties restarting our manufacturing operations.

We lease a single facility located in San Diego, California, a portion of which houses our manufacturing operations. Since we have suspended manufacturing operations and adopted a plan to vacate these premises as early as possible, but no later than August 31, 2005, we will be required to commit a significant amount of time and expense to move to a new facility that meets FDA requirements, assuming we continue to maintain internal manufacturing capabilities. We cannot assure that the FDA would approve the new facility on a timely basis or deem any new facility to which we relocate to be compliant with FDA manufacturing standards. In the event that we relocate to a new manufacturing facility, a change to the chemistry, manufacturing, and controls section of our NDA would be required to be submitted to the FDA for approval. Timing of this event, should it occur, could affect the timeliness of the clinical trials and the sNDA submission.

If we restart a new manufacturing facility, we will face risks inherent in operating a single facility for the manufacture of Imagent. Most likely we will not have alternative production plans in place or alternative facilities available should the San Diego manufacturing facility cease to function. These risks include unforeseen plant shutdowns due to personnel, equipment or other factors, delays and expense in restarting production in the San Diego facility or finding alternatives, and the resulting inability to produce product. We may attempt to secure long-term manufacturing arrangements for our products but there can be no assurance that we will be successful in negotiating long term supply agreements.

We have to rely on third parties and collaborative relationships for distribution, pre-clinical and clinical testing of Imagent and our proposed products, and it may be difficult to implement our business plans without these collaborations.

We have had and expect to continue in the future to have a variety of research agreements with universities and other research institutions to investigate specific protocols for the preclinical development and testing of its products or research activities related to other new potential products. We also contract and expect to continue to contract with research organizations and other third parties to manage clinical trials of our products. We must obtain and maintain collaborative relationships with third parties for research and development, preclinical and clinical testing, marketing and distribution of our proposed products. Collaborative relationships may limit or restrict our operations or may not result in an adequate supply of necessary resources. A collaborative partner could also pursue alternative technologies as a means of developing or marketing products for the diseases targeted by our collaborative program. If a third party we are collaborating with fails to perform under its agreement or fails to meet regulatory standards, this could delay or prematurely terminate preclinical or clinical testing of our proposed products. Now that we have indefinitely postponed clinical trials, we may not be able to renew our contracts with these research organizations and other third parties.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports and prevent fraud, our operating results could be harmed and current and potential stockholders could lose confidence in our financial reporting, which could have a material adverse effect on our stock price and ability to raise capital. In September 2004, we and our independent registered public accounting firm concluded that our internal controls and procedures had certain material weaknesses and reportable conditions. For further information concerning our controls, see Item 3 - “Controls and Procedures.”

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

We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, although the SEC has granted an extension for compliance with certain aspects of Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our independent registered public accounting firm's audit of that assessment, compliance with these regulations will require the commitment of significant financial and managerial resources. In addition, if we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

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

We could suffer competitive disadvantage or loss of intellectual property protection, and

We could experience a delay in the implementation of our business plan until we arrange for another individual or firm to fulfill the role.

RISKS RELATED TO OUR COMMON STOCK

Two related stockholders have significant voting power, which may delay or prevent a change of control of IMCOR and may limit the trading volume of our common stock.

As of April 30, 2005, two related stockholders controlled approximately 2,738,084 shares, or 55% of our issued and outstanding common stock at that date. These stockholders are also entitled to receive additional shares related to the Company’s obligation for late registration penalties until a remaining portion of their shares are registered. This concentration of ownership and control may delay or prevent a change in control of IMCOR, and may also result in a small supply of shares available for purchase in the public securities markets. These factors may affect the market and the market price for its common stock in ways that do not reflect the intrinsic value of our common stock.

The price and trading volume of our common stock fluctuates significantly, which may make it difficult for us or a stockholder to sell common stock at a suitable price and may cause dilution for existing stockholders when we issue additional shares.

During the period from January 1, 2004 through March 31, 2005 the closing trade price of our common stock ranged from $39 to $1.40 per share. Daily trading volume during that period ranged from zero shares to approximately 41,000 shares.

The market prices for securities of pharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. The following factors may have an impact on the price of our common stock:

•	Sales performance of Imagent,
•	Our liquidity,
•	Announcements by us or others regarding scientific discoveries, technological innovations, commercial products, patents or proprietary rights,
•	Announcements by us concerning the licensing or other transactions of its products or technologies,
•	Private sales of a significant block of our common stock at a price below the then current market price of our common stock and the subsequent registration and sale of those shares,
•	Public sales of our common stock pursuant to Rule 144 of the Securities Act of 1933 or pursuant to registration statements for the resale of stock we previously issued,
•	The progress of preclinical or clinical testing,
•	Developments or outcome of litigation concerning proprietary rights, including patents (and the uncertainty related to the Amersham litigation),
•	Changes in government regulation,
•	Public concern about the safety of devices or drugs,
•	Limited, if any, coverage by securities analysts,

•	The occurrence of any of the risk factors described in this section,
•	Sales of large blocks of stock by an individual or institution,
•	Changes in our financial performance from period to period, securities analysts' reports, and general market conditions, and
•	Economic and other external factors or a disaster or crisis,
•	Our ability to minimize the claims of the lessor related to our vacating our premises prior to the expiration of the lease.

If holders of substantial amounts of our common stock sell their stock in the public market, the price of our stock could fall and it may be more costly for us to raise capital.

We have recently registered the resale of 1,596,798 shares of our common stock (plus an additional 735,881 shares of our common stock issuable upon the exercise of warrants) we had previously sold in private transactions. We have also filed a registration statement, which has not yet gone effective, covering the resale of approximately 2,908,355 shares of our common stock. The use of these registration statements may be temporarily suspended while the securities and exchange commission processes post-effective amendments we file from time to time to update the registration statements.  we may also register the resale of shares issuable upon the conversion of our Series A Convertible Preferred Stock, shares issuable pursuant to future financing transactions and the exercise of options granted under our various option plans.  In addition, some of our shares are eligible for sale in the public market free of restriction under Rule 144 of the Securities Act.  Others shares of our common stock are also subject to agreements requiring us to permit the holders of the shares, under certain circumstances, to join in a public offering of our stock or to demand that we register their shares for resale.  The sale of these shares could place downward pressure on the overall market price of our common stock.

We have issued a substantial number of securities convertible into shares of our common stock and may issue additional shares of our common stock or other securities convertible into shares of our common stock in connection with one or more financings that will result in substantial dilution to the ownership interests of our existing shareholders.

As of March 31, 2005, we had reserved 2,437,701, shares of our common stock for issuance upon exercise or conversion of warrants or stock options (including options that have been granted and that are available for grant in the future). Furthermore, on October 29, 2004, we issued and sold 4,500 shares of our newly issued Series A Convertible Preferred Stock which are convertible into 833,334 shares of our common stock. As of March 31, 2005 we have obligations to issue approximately 432,000 shares of common stock for late registration penalties and legal services performed, of which approximately 410,000 shares were issued in April 2005.

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

Our common stock currently is quoted on the Pink Sheets. Our appeal to NASDAQ to reconsider its decision in 2004 to delist our shares was denied and for a portion of 2004 our stock was quoted on the Pink Sheets. We are considering options to seek relisting of our shares on an appropriate exchange, but it will be a minimum of at least several months before we could meet the requirements for listing. As such, our common stock may have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ Stock Market. These factors may result in higher price volatility and less market liquidity for our common stock.

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

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Form 10-QSB.  Exhibits that were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parenthesis.

EXHIBIT NO.	DESCRIPTION

+3.1
Restated Articles of Incorporation of IMCOR Pharmaceutical Co., as amended, including Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock. (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 and incorporated herein by reference.)

+3.2	Amended and Restated Bylaws of IMCOR Pharmaceutical Co. (Filed as Exhibit C to the Company’s Information Statement on Form DEF 14C dated December 23, 2002 and incorporated herein by reference.)

+10.1
Amended and Restated Letter Agreement dated February 8, 2005 by and between IMCOR
Pharmaceutical Co. and Jack DeFranco (Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 and incorporated by reference)

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

Date: May 16, 2005	IMCOR Pharmaceutical Co.

/s/ Taffy J. Williams
Taffy J. Williams, Ph.D., President, Chief Executive Officer and Acting Principal Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

+3.1
Restated Articles of Incorporation of IMCOR Pharmaceutical Co., as amended, including Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock. (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 and incorporated herein by reference.)

+3.2	Amended and Restated Bylaws of IMCOR Pharmaceutical Co. (Filed as Exhibit C to the Company’s Information Statement on Form DEF 14C dated December 23, 2002 and incorporated herein by reference.)

+10.1
Amended and Restated Letter Agreement dated February 8, 2005 by and between IMCOR Pharmaceutical Co. and Jack DeFranco (Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 and incorporated by reference)

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