Form 10QSB/A
period 2004-09-30
IMCOR PHARMACEUTICAL CO
filed 2005-07-27
CIK 761237

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

Yes ☐      No ☒

Explanatory Note

This Amendment No. 2 on Form 10-QSB/A amends Item 6 and the Exhibit Index of the Quarterly Report of IMCOR Pharmaceutical Co. for the fiscal quarter ended September 30, 2004 (the “Quarterly Report”) filed with the Securities and Exchange Commission on November 15, 2004, as amended by Amendment No. 1 to the Quarterly Report on Form 10-QSB/A filed on December 27, 2004 (“Amendment No. 1”). The purpose of this amendment is: (1) to amend the Exhibit List to provide that certain information was omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24B-2 of the Securities Exchange Act of 1934, as amended; and (2) to add the amended exhibits reflected herein.

In addition, in connection with the filing of this Amendment No. 2 and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, we are including with this Amendment No. 2 certain currently dated certifications. Except as described above and set forth herein, no other amendments are being made to the Quarterly Report or Amendment No. 1. This Form 10-QSB/A does not reflect events occurring after the November 15, 2004 filing of our Quarterly Report or modify or update the disclosure contained in the Quarterly Report or Amendment No. 1 in any way other than as required to reflect the amendments discussed above and reflected herein.

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

*10.1
License Agreement originally dated as of September 23, 1997 amended and restated in its entirety as of February 22, 2002 by and between Alliance Pharmaceutical Corp. and Schering Aktiengesellschaft. (Certain information in this exhibit was omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24B-2 of the Securities Exchange Act of 1934, as amended.)

*10.2
Settlement and Worldwide License Agreement dated as of January 31, 2001 by and among Bracco International B.V., Schering Aktiengesellschaft, and Alliance Pharmaceutical Corp. (Certain information in this exhibit was omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24B-2 of the Securities Exchange Act of 1934, as amended.)

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

Dated: July 21, 2005
IMCOR Pharmaceutical Co.

	By:	/s/ Jack DeFranco
Jack DeFranco
Chief Operating Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

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

*10.1
License Agreement originally dated as of September 23, 1997 amended and restated in its entirety as of February 22, 2002 by and between Alliance Pharmaceutical Corp. and Schering Aktiengesellschaft. (Certain information in this exhibit was omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24B-2 of the Securities Exchange Act of 1934, as amended.)

*10.2
Settlement and Worldwide License Agreement dated as of January 31, 2001 by and among Bracco International B.V., Schering Aktiengesellschaft, and Alliance Pharmaceutical Corp. (Certain information in this exhibit was omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24B-2 of the Securities Exchange Act of 1934, as amended.)

*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+ Incorporated by Reference.
* Filed herewith.