Form 10KSB/A
period 2004-12-31
IMCOR PHARMACEUTICAL CO
filed 2005-07-27
CIK 761237

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

Explanatory Note

This Amendment No. 1 on Form 10-KSB/A amends Item 13 and the Exhibit Index of the Annual Report of IMCOR Pharmaceutical Co. for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005 (the “Annual Report”). The purpose of this amendment is: (1) to amend the Exhibit List to provide that certain information was omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24B-2 of the Securities Exchange Act of 1934, as amended; and (2) to add the amended exhibits reflected herein.

In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, we are including with this Amendment No. 1 certain currently dated certifications. Except as described above and set forth herein, no other amendments are being made to the Annual Report. This Form 10-KSB/A does not reflect events occurring after the March 31, 2005 filing of our Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected herein.

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

+3.1	Articles of Incorporation of IMCOR Pharmaceutical Co., as amended. (Filed as Exhibit 3.1 to the company’s Form 10-KSB dated March 31, 2005 and incorporated herein by reference.)

+3.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock. (Filed as part of Exhibit 3.1 to the company's 8-K filed on November 11, 2004 and incorporated herein by reference.)

+3.3	Amended and Restated Bylaws of IMCOR Pharmaceutical Co. (Filed as Exhibit C to the company's Information Statement on Form DEF 14C dated December 23, 2002 and incorporated herein by reference.)

+4.1
Form of Registration Rights Agreement entered into by and between IMCOR Pharmaceutical Co. and each purchaser signatory thereto dated April 14, 2004. (Filed as Exhibit 4.13 to the company's 10-QSB for the quarter ended March 31, 2004 and incorporated herein by reference.)

+4.2
Form of Warrant Agreement entered into by and between IMCOR Pharmaceutical Co. and each purchaser signatory thereto dated as of April 14, 2004. (Filed as Exhibit 4.12 to the company's 10-QSB for the quarter ended March 31, 2004 and incorporated herein by reference.)

+4.3
Form of Registration Rights Agreement entered into by and among IMCOR Pharmaceutical Co. Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Mi3 LP dated April 19, 2004. (Filed as Exhibit 4.15 to the company's 10-QSB for the quarter ended March 31, 2004 and incorporated herein by reference.)

+4.4
Form of Registration Rights Agreement entered into by and between IMCOR Pharmaceutical Co. and Bristol-Myers Squibb Medical Imaging, Inc. dated as of October 29, 2004. (Filed as Exhibit 10.3 to the company's 8-K filed on November 4, 2004 and incorporated herein by reference.)

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

+4.10
Warrant Agreement dated as of November 12, 2002 between Broadmark Capital LLC and IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.). (Filed as Exhibit 10.27 to the company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

+4.11
Non-Qualified Stock Option Award Agreement dated as of January 14, 2004 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Taffy J. Williams, Ph.D. (Filed as Exhibit 4.11 to the company's Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.)

+4.12
Form of Senior Secured Promissory Note dated June 4, 2004 between IMCOR Pharmaceutical Co. and Xmark Fund, L.P. (Filed as Exhibit 4.12 to the company's registration statement on Form SB-2 filed on August 3, 2004 and incorporated herein by reference.)

+4.13
Form of Senior Secured Promissory Note dated June 4, 2004 between IMCOR Pharmaceutical Co. and Xmark Fund, Ltd. (Filed as Exhibit 4.13 to the company's registration statement on Form SB-2 filed on August 3, 2004 and incorporated herein by reference.)

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

+10.6
Forbearance Agreement dated June, 2004 by and between IMCOR Pharmaceutical Co. and Philips Medical Capital, LLC. (Filed as Exhibit 10.22 to the company's registration statement on Form SB-2 filed on August 3, 2004 and incorporated herein by reference.)

+10.7
Exchange Agreement dated as of June 4, 2004 by and among IMCOR Pharmaceutical Co., Xmark Fund, L.P., Xmark Fund Ltd., Oxford Bioscience Partners IV L.P., MRNA Fund II, L.P. and Mi3 L.P. (Filed as Exhibit 10.23 to the company's registration statement on Form SB-2 filed on August 3, 2004 and incorporated herein by reference.)

+10.8
Single-Tenant Industrial Lease dated November 7, 1997 by and between WHAMC Real Estate Limited Partnership and Alliance Pharmaceutical Co. (Filed as Exhibit 10.1 to the company's quarterly report on Form 10-QSB for the quarter ended September 30, 2004 and incorporated herein by reference.)

+10.9
Landlord Consent to Assignment and Assumption dated as of June 18, 2003 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), EOP-Industrial Portfolio, L.L.C. and Alliance Pharmaceutical Corp. (Filed as Exhibit 10.2 to the company's quarterly report on Form 10-QSB for the quarter ended September 30, 2004 and incorporated herein by reference.)

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

+10.18
Amended and Restated Letter Agreement dated February 8, 2005 by and between IMCOR Pharmaceutical Co. and Jack DeFranco. (Filed as Exhibit 10.18 to the company’s Form 10-KSB dated March 31, 2005 and incorporated herein by reference.)

+10.19
Letter Agreement dated July 23, 2003 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Taffy J. Williams, Ph.D. (Filed as Exhibit 10.5 to the company's Form 10-QSB for the quarter ended September 30, 2003 and incorporated herein by reference).

+10.20
Form of Letter Agreement by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and each outside director. (Filed as Exhibit 10.20 to the Company's Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.)

+10.21
License Agreement dated December 16, 2003 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Kyosei Pharmaceutical Co. Ltd. Confidential portions of this exhibit were redacted. (Filed as Exhibit 10.1 to the company's report on Form 8-K filed on December 18, 2003 and incorporated herein by reference.)

+10.22
Termination Agreement dated June 9, 2004 by and among IMCOR Pharmaceutical Co. (f/k/a/ Photogen Technologies, Inc.), Élan Corporation, plc, Élan Pharma International Ltd., Élan International Services, Ltd., and Sentigen, Ltd. Confidential portions of this exhibit were redacted. (Filed as Exhibit 10.11 to the company's quarterly report on Form 10-QSB for the quarter ended September 30, 2004 and incorporated herein by reference.)

+10.23
License Agreement dated June 9, 2004 between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Élan Pharma International Ltd. Confidential portions of this exhibit were redacted. (Filed as Exhibit 10.12 to the company's quarterly report on Form 10-QSB for the quarter ended September 30, 2004 and incorporated herein by reference.)

+10.24
Letter Agreement dated June 9, 2004 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Élan Drug Delivery, Inc. and Élan Pharma International Ltd. Confidential Portions of this exhibit were redacted. (Filed as Exhibit 10.13 to the company's quarterly report on Form 10-QSB for the quarter ended September 30, 2004 and incorporated herein by reference.)

+10.25
Letter Agreement dated June 27, 2004 by and between IMCOR Pharmaceutical Co. and Brian M. Gallagher. (Filed as Exhibit 10.14 to the company's quarterly report on Form 10-QSB for the quarter ended June 30, 2004.)

+10.26
Cross License Agreement dated as of October 29, 2004 by and between Bristol-Myers Squibb Medical Imaging, Inc. and IMCOR Pharmaceutical Co. Confidential portions of this exhibit were redacted. (Filed as Exhibit 10.1 to the company's 8-K filed on November 4, 2004 and incorporated herein by reference.)

+10.27
License Agreement originally dated as of September 23, 1997 amended and restated in its entirety as of February 22, 2002 by and between Alliance Pharmaceutical Corp. and Schering Aktiengesellschaft. Confidential portions of this exhibit were redacted. (Filed as Exhibit 10.1 to the company's quarterly report on Form 10-QSB for the quarter ended September 30, 2004 and incorporated herein by reference.)

+10.28
Settlement and Worldwide License Agreement dated as of January 31, 2001 by and among Bracco International B.V., Schering Aktiengesellschaft and Alliance Pharmaceutical Corp. Confidential portions of this exhibit were redacted. (Filed as Exhibit 10.2 to the company's quarterly report on Form 10-QSB for the quarter ended September 30, 2004 and incorporated herein by reference.)

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

+10.30
Amendment and Assignment Agreement dated as of August 18, 2003 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Cardinal Health 411, Inc., Cardinal Health 105, Inc. (f/k/a CORD Logistics, Inc., n/k/a Cardinal Specialty Pharmacy Distribution) and Alliance Pharmaceutical Co. Confidential portions of this exhibit were redacted. (Filed as Exhibit 10.4 to the Company's 10-QSB filed on November 20, 2003.)

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

+14
Code of Ethics for Principal Executive and Senior Financial Officers effective as of December 31, 2004. (Filed as Exhibit 14 to the company’s Form 10-KSB dated March 31, 2005 and incorporated herein by reference.)

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

2.
On November 4 ,2004, we filed a Current Report on Form 8-K announcing the License Agreement, Securities Purchase Agreement and Registration Rights Agreement with Bristol-Myers Squibb. The Form 8-K also provided the terms of our Certificate of Designation, Preferences and Rights for our newly issued Series A Preferred Stock.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMCOR Pharmaceutical Co.

Date: July 21, 2005	By:	/s/ Jack DeFranco
Jack DeFranco
Chief Operating Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
+2.1
Asset Purchase Agreement dated as of June 10, 2003 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Alliance Pharmaceutical Corp. (Filed as Exhibit 2.1 to the company's Form 8-K dated June 20, 2003 and incorporated herein by reference.)

+3.1	Articles of Incorporation of IMCOR Pharmaceutical Co., as amended. (Filed as Exhibit 3.1 to the company’s Form 10-KSB dated March 31, 2005 and incorporated herein by reference.)

+3.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock. (Filed as part of Exhibit 3.1 to the company's 8-K filed on November 11, 2004 and incorporated herein by reference.)

+3.3	Amended and Restated Bylaws of IMCOR Pharmaceutical Co. (Filed as Exhibit C to the company's Information Statement on Form DEF 14C dated December 23, 2002 and incorporated herein by reference.)

+4.1
Form of Registration Rights Agreement entered into by and between IMCOR Pharmaceutical Co. and each purchaser signatory thereto dated April 14, 2004. (Filed as Exhibit 4.13 to the company's 10-QSB for the quarter ended March 31, 2004 and incorporated herein by reference.)

+4.2
Form of Warrant Agreement entered into by and between IMCOR Pharmaceutical Co. and each purchaser signatory thereto dated as of April 14, 2004. (Filed as Exhibit 4.12 to the company's 10-QSB for the quarter ended March 31, 2004 and incorporated herein by reference.)

+4.3
Form of Registration Rights Agreement entered into by and among IMCOR Pharmaceutical Co. Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Mi3 LP dated April 19, 2004. (Filed as Exhibit 4.15 to the company's 10-QSB for the quarter ended March 31, 2004 and incorporated herein by reference.)

+4.4
Form of Registration Rights Agreement entered into by and between IMCOR Pharmaceutical Co. and Bristol-Myers Squibb Medical Imaging, Inc. dated as of October 29, 2004. (Filed as Exhibit 10.3 to the company's 8-K filed on November 4, 2004 and incorporated herein by reference.)

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

+4.10
Warrant Agreement dated as of November 12, 2002 between Broadmark Capital LLC and IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.). (Filed as Exhibit 10.27 to the company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

+4.11
Non-Qualified Stock Option Award Agreement dated as of January 14, 2004 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Taffy J. Williams, Ph.D. (Filed as Exhibit 4.11 to the company's Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.)

+4.12
Form of Senior Secured Promissory Note dated June 4, 2004 between IMCOR Pharmaceutical Co. and Xmark Fund, L.P. (Filed as Exhibit 4.12 to the company's registration statement on Form SB-2 filed on August 3, 2004 and incorporated herein by reference.)

+4.13
Form of Senior Secured Promissory Note dated June 4, 2004 between IMCOR Pharmaceutical Co. and Xmark Fund, Ltd. (Filed as Exhibit 4.13 to the company's registration statement on Form SB-2 filed on August 3, 2004 and incorporated herein by reference.)

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

+10.6
Forbearance Agreement dated June, 2004 by and between IMCOR Pharmaceutical Co. and Philips Medical Capital, LLC. (Filed as Exhibit 10.22 to the company's registration statement on Form SB-2 filed on August 3, 2004 and incorporated herein by reference.)

+10.7
Exchange Agreement dated as of June 4, 2004 by and among IMCOR Pharmaceutical Co., Xmark Fund, L.P., Xmark Fund Ltd., Oxford Bioscience Partners IV L.P., MRNA Fund II, L.P. and Mi3 L.P. (Filed as Exhibit 10.23 to the company's registration statement on Form SB-2 filed on August 3, 2004 and incorporated herein by reference.)

+10.8
Single-Tenant Industrial Lease dated November 7, 1997 by and between WHAMC Real Estate Limited Partnership and Alliance Pharmaceutical Co. (Filed as Exhibit 10.1 to the company's quarterly report on Form 10-QSB for the quarter ended September 30, 2004 and incorporated herein by reference.)

+10.9
Landlord Consent to Assignment and Assumption dated as of June 18, 2003 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), EOP-Industrial Portfolio, L.L.C. and Alliance Pharmaceutical Corp. (Filed as Exhibit 10.2 to the company's quarterly report on Form 10-QSB for the quarter ended September 30, 2004 and incorporated herein by reference.)

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

+10.18
Amended and Restated Letter Agreement dated February 8, 2005 by and between IMCOR Pharmaceutical Co. and Jack DeFranco. (Filed as Exhibit 10.18 to the company’s Form 10-KSB dated March 31, 2005 and incorporated herein by reference.)

+10.19
Letter Agreement dated July 23, 2003 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Taffy J. Williams, Ph.D. (Filed as Exhibit 10.5 to the company's Form 10-QSB for the quarter ended September 30, 2003 and incorporated herein by reference).

+10.20
Form of Letter Agreement by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and each outside director. (Filed as Exhibit 10.20 to the Company's Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.)

+10.21
License Agreement dated December 16, 2003 by and between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Kyosei Pharmaceutical Co. Ltd. Confidential portions of this exhibit were redacted. (Filed as Exhibit 10.1 to the company's report on Form 8-K filed on December 18, 2003 and incorporated herein by reference.)

+10.22
Termination Agreement dated June 9, 2004 by and among IMCOR Pharmaceutical Co. (f/k/a/ Photogen Technologies, Inc.), Élan Corporation, plc, Élan Pharma International Ltd., Élan International Services, Ltd., and Sentigen, Ltd. Confidential portions of this exhibit were redacted. (Filed as Exhibit 10.11 to the company's quarterly report on Form 10-QSB for the quarter ended September 30, 2004 and incorporated herein by reference.)

+10.23
License Agreement dated June 9, 2004 between IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.) and Élan Pharma International Ltd. Confidential portions of this exhibit were redacted. (Filed as Exhibit 10.12 to the company's quarterly report on Form 10-QSB for the quarter ended September 30, 2004 and incorporated herein by reference.)

+10.24
Letter Agreement dated June 9, 2004 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Élan Drug Delivery, Inc. and Élan Pharma International Ltd. Confidential Portions of this exhibit were redacted. (Filed as Exhibit 10.13 to the company's quarterly report on Form 10-QSB for the quarter ended September 30, 2004 and incorporated herein by reference.)

+10.25
Letter Agreement dated June 27, 2004 by and between IMCOR Pharmaceutical Co. and Brian M. Gallagher. (Filed as Exhibit 10.14 to the company's quarterly report on Form 10-QSB for the quarter ended June 30, 2004.)

+10.26
Cross License Agreement dated as of October 29, 2004 by and between Bristol-Myers Squibb Medical Imaging, Inc. and IMCOR Pharmaceutical Co. Confidential portions of this exhibit were redacted. (Filed as Exhibit 10.1 to the company's 8-K filed on November 4, 2004 and incorporated herein by reference.)

+10.27
License Agreement originally dated as of September 23, 1997 amended and restated in its entirety as of February 22, 2002 by and between Alliance Pharmaceutical Corp. and Schering Aktiengesellschaft. Confidential portions of this exhibit were redacted. (Filed as Exhibit 10.1 to the company's quarterly report on Form 10-QSB for the quarter ended September 30, 2004 and incorporated herein by reference.)

+10.28
Settlement and Worldwide License Agreement dated as of January 31, 2001 by and among Bracco International B.V., Schering Aktiengesellschaft and Alliance Pharmaceutical Corp. Confidential portions of this exhibit were redacted. (Filed as Exhibit 10.2 to the company's quarterly report on Form 10-QSB for the quarter ended September 30, 2004 and incorporated herein by reference.)

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

+10.30
Amendment and Assignment Agreement dated as of August 18, 2003 by and among IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.), Cardinal Health 411, Inc., Cardinal Health 105, Inc. (f/k/a CORD Logistics, Inc., n/k/a Cardinal Specialty Pharmacy Distribution) and Alliance Pharmaceutical Co. Confidential portions of this exhibit were redacted. (Filed as Exhibit 10.4 to the Company's 10-QSB filed on November 20, 2003.)

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

+14
Code of Ethics for Principal Executive and Senior Financial Officers effective as of December 31, 2004. (Filed as Exhibit 14 to the company’s Form 10-KSB dated March 31, 2005 and incorporated herein by reference.)

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