Form 10QSB
period 2005-06-30
IMCOR PHARMACEUTICAL CO
filed 2005-08-22
CIK 761237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-23553

IMCOR PHARMACEUTICAL CO.
(Exact name of small business issuer as specified in its charter)
NEVADA	62-1742885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4660 La Jolla Village Drive, Suite 540 San Diego, CA 92122
(Address of principal executive offices) (Zip Code)

858/410-5601
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,955,703 shares of common stock, $0.001 par value per share, issued and outstanding at August 18, 2005.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

(i)

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
ASSETS	2004	2005
Current Assets
Cash and cash equivalents	$4,721,456	$54,884
Accounts receivable	33,916	119,452
Prepaids	442,802	397,275
	5,198,174	571,611

Property and equipment, net	4,427,043	51,220

Other assets:
Purchased technology, net	13,676,750	13,025,161
Technology license, net	696,408	102,500
Deferred royalties, net	458,333	437,500
Deposits	324,750	324,000
	15,156,241	13,889,161

Total Assets	$24,781,458	$14,511,992

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Notes payable unsecured	$192,233	$192,233
Current portion of license revenue	696,307	696,307
Accounts payable	1,916,551	2,174,362
Accrued expenses and assumed acquisition liabilities	2,191,301	2,113,553
Accrued royalty fees	400,000	403,169
Accrued equipment lease obligation	492,984	492,984
Total current liabilities	5,889,376	6,072,608

Deferred license revenue	6,948,753	6,600,599

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized Series A preferred stock: 4,500 shares authorized, issued and outstanding; $1,000 liquidation preference per share, $4,500,000 in aggregate	45	45
Common stock, $.001 par value; 200,000,000 shares authorized; 4,000,916 and 4,953,356 shares issued and outstanding as of December 31, 2004 and June 30, 2005, respectively	4,001	4,953
Additional paid-in capital	84,020,364	87,269,626
Common stock to be issued	1,120,752	659,161
Unearned compensation	(10,500)	—
Deficit accumulated during the development stage	(73,191,333)	(86,095,000)
	11,943,329	1,838,785

	$24,781,458	$14,511,992

See notes to consolidated financial statements.

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
	Three Months	Three Months	Six Months	Six Months	Inception
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,	(November 3, 1996) to
	2004	2005	2004	2005	June 30, 2005

License revenue	$84,523	$174,077	$126,190	$348,154	$703,094

Operating expenses:
Research and development	926,076	497,976	1,886,907	1,355,726	12,036,105
Sales, general and administrative	4,142,655	3,632,832	7,831,761	7,804,316	54,082,968
Restructuring charges	—	—	—	—	1,541,455
Provision for future lease payments	—	—	—	—	1,264,208
Loss on sale of equipment	—	248,599	—	248,599	248,599
Impairment losses	—	3,835,813	—	3,835,813	4,110,292
Total operating expenses	5,068,731	8,215,220	9,718,668	13,244,454	73,283,627

Operating loss	(4,984,208)	(8,041,143)	(9,592,478)	(12,896,300)	(72,580,533)

Loss from joint venture	(2,017,749)	—	(2,213,646)	—	(14,518,000)

Investment and other income	19,236	9,340	243,472	37,169	1,489,168

Interest expense	(329,333)	(22,181)	(596,753)	(44,536)	(1,586,286)

Loss from continuing operations	(7,312,054)	(8,053,984)	(12,159,405)	(12,903,667)	(87,195,651)

Discontinued operations:
Operating loss from therapeutic business	—	—	—	—	(10,679,101)
Gain from split-off of therapeutic business	—	—	—	—	11,779,752
—			—	—	1,100,651

Net loss	(7,312,054)	(8,053,984)	(12,159,405)	(12,903,667)	$(86,095,000)

Dividends on preferred stock	(221,160)	—	(498,030)	—

Net loss available to common shareholders	$(7,533,214)	$(8,053,984)	$(12,657,435)	$(12,903,667)
Basic & diluted loss per common share from continuing operations	$(5.35)	$(1.47)	$(10.20)	$(2.56)
Basic & diluted loss per common share from discontinued operations	$—	$—	$—	$—
Basic & diluted net loss per common share	$(5.35)	$(1.47)	$(10.20)	$(2.56)
Weighted average number of common shares outstanding- basic and diluted	1,406,922	5,473,110	1,240,450	5,031,497

See notes to consolidated financial statements

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			Inception
	Six Months	Six Months	(November 3,
	Ended June 30,	Ended June 30,	1996) to
	2004	2005	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,159,405)	$(12,903,667)	$(86,095,000)
Less gain from discontinued operations	—	—	(1,100,651)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	1,592,683	1,269,078	7,754,762
Loss on disposal of property and equipment	2,200	248,599	284,823
Gain on sale of marketable securities	—	—	(18,503)
United States Treasury Notes amortization	—	—	12,586
Stock option compensation	662,129	1,077,780	4,961,399
Gain from equipment lease settlement	(126,257)	—	(126,257)
License revenue deferred	2,000,000	—	8,000,000
Recognition of deferred license revenue	(126,190)	(348,154)	(703,094)
Amortization of deferred royalty expense	—	20,833	62,500
Valuation impairment allowances	—	3,835,812	4,110,291
Beneficial inducement costs for convertible notes	—	—	206,348
Issuance of warrants for services rendered	—	—	4,345,491
Issuance of stock options in settlement of lawsuit	—	—	806,415
Issuance of stock for standstill agreement	—	—	1,173,750
Issuance of stock for services rendered	7,688	10,500	445,814
Issuance of stock for interest payments and penalties	314,880	1,668,593	3,179,411
Equity in loss of affiliate	2,213,646	—	14,518,000
Changes in operating assets and liabilities:
Accounts receivable	(15,855)	(85,536)	(119,452)
Prepaid expenses	(17,384)	45,527	(397,275)
Deferred royalty expense	(400,000)	—	(500,000)
Accounts payable	504,967	257,811	2,318,001
Accrued expenses	478,920	(32,329)	(387,342)
Accrued equipment lease obligation	—	—	1,050,589
Other	—	—	10,000
Net cash used in continuing operating activities	(5,067,978)	(4,935,153)	(36,207,394)
	—	—	—
Net cash used in discontinued operations	—	—	(10,679,101)

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
			Period from
			Inception
	Six Months	Six Months	(November 3,
	Ended June 30,	Ended June 30,	1996) to
	2004	2005	June 30, 2005
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of marketable securities	—	—	2,164,464
Purchases of marketable securities	—	—	(2,182,967)
Purchases of United States Treasury Notes	—	—	(38,656,973)
Sale of United States Treasury Notes	—	—	39,778,548
Purchase of property and equipment	(4,970)	(3,040)	(754,674)
Proceeds from sale of property and equipment	—	270,871	418,622
Patent acquisition costs	—	—	(237,335)
Investment in and advances to affiliate	—	—	(15,107,468)
Increase in note receivable	—	—	(1,255,000)
Decrease (increase) in deposits	—	750	(763,370)
Purchase of Imagent business	—	—	(5,074,761)
Net cash used in investing activities	(4,970)	268,581	(21,670,914)

Net cash used in investing activities of discontinued operations	—	—	(1,306,676)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital leases	—	—	(291,704)
Net proceeds from issuance of equity and mezzanine equity	9,325,000	—	54,004,340
Capital contributions from shareholders	—	—	1,958,364
Principal payments on acquisition debt	(1,350,000)	—	(2,500,000)
Principal payments on other debt	(500,000)	—	(3,350,641)
Proceeds from issuance of debt	3,001,223	—	20,544,721
Payments on lease settlement obligation	—	—	(75,000)
Cost of recapitalization	—	—	(371,111)
Net cash provided by financing activities	10,476,223	—	69,918,969

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,403,275	(4,666,572)	54,884
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,657,594	4,721,456	—
CASH AND CASH EQUIVALENTS, END OF YEAR	$7,060,869	$54,884	$54,884

SUPPLEMENTAL SCHEDULE OF CASH FLOWS INFORMATION:
Interest paid	$—	$—	$481,769

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
SIX MONTHS ENDED JUNE 30, 2005:
In February 2005, the Company issued modified options in further settlement of claims by a former employee. The modification of the options resulted in a $42,250 decrease of accrued expenses with a corresponding increase in additional paid-in capital.

SIX MONTHS ENDED JUNE 30, 2004:
In March 2004, the Company issued 99,276 shares of common stock at a value of $5,043,226 related to the purchase of Imagent in June 2003. These shares had been classified in “Common Stock To Be Issued.”
The holder of puttable shares sold a portion of the shares, thereby extinguishing $190,000 of the put feature. This resulted in a $190,000 decrease in puttable shares and a $190,000 increase in shareholder equity.
In the quarter ended June 30, 2004, the Company recorded accrued prepaid royalties of $400,000 which relate to deferred revenues received of $4,000,000 during 2003 and 2004.
In the quarter ended June 30, 2004, the mezzanine equity value of $12,015,000 was reclassified into shareholders’ equity upon the exchange of the Series A Preferred Stock for 9,763 of common stock.
In the quarter ended June 30, 2004, an additional increase in shareholders’ equity totaling $146,447, attributed to the above-referenced 9,763 shares of common stock recorded at fair market value (and which represented the 19.9% minority interest in the Sentigen joint venture), together with the Company’s 80.1% majority interest in the Sentigen joint venture, amounting to $589,469 (after reflecting an additional charge off in the joint venture investment of $2,213,646, recorded as “Loss from Joint Venture”), were recorded and reclassified, respectively, as “Technology License” asset totaling $735,916, before amortization.
In the quarter ended June 30, 2004, the Company issued promissory notes in part for $1,778,447 in exchange for 80,600 puttable shares of Xmark Fund Ltd. and Xmark Fund L.P. valued at $1,611,989 and the release from additional obligations to issue additional shares, valued at $166,458, representing accrued interest ($74,263) and late registration penalties ($92,195).
In the quarter ended June 30, 2004, the Company issued 1,687,034 common shares in settlement of $13,496,269 in promissory notes and accrued interest previously due to Oxford Bioscience Partners IV L.P., MRNA Fund II L.P. and Mi3, L.P.

See notes to consolidated financial statements.

IMCOR Pharmaceutical Co. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation:

The accompanying unaudited consolidated financial statements of IMCOR Pharmaceutical Co. and Subsidiary (Sentigen, Ltd., or “Sentigen”) (together, the “Company”), have been prepared without audit in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, as amended, which has been filed with the SEC.

In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months and six months ended June 30, 2005 may not be indicative of the results that may be expected for the full fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates or assumptions. The more significant estimates reflected in these financial statements relate to the Company’s review of the fair value of its long-lived assets.

2. Liquidity and Basis of Presentation- Going Concern:

The accompanying consolidated financial statements are prepared assuming the Company is a going concern. The Company has reported accumulated losses since inception of $86,095,000. As previously reported, the Company lacked sufficient working capital at March 31, 2005 to fund operations for the entire fiscal year ending December 31, 2005.

During the three month period ended June 30, 2005, the Company’s board of directors concluded that substantial additional capital resources required to fund its ongoing operations would not be forthcoming, and as more further described in Note 11, the Company has adopted a restructuring plan that resulted in cessation or suspension of substantially all operations, including significant employee reduction-in-force, sale of excess equipment, suspension of manufacturing and clinical activities, cessation of current selling activities, vacating its premises, and the sale of certain of its technology.

To the extent that the Company has been able to estimate with reasonable certainty the fair value of certain assets as a result of its restructuring activities, it has provided for valuation impairment allowances during the second quarter ended June 30, 2005 where necessary to reflect those certain assets at such estimated fair values, including property and equipment and technology license. However, the Company is not yet able to make a determination of the fair market value of the Purchased Technology (defined as the assets acquired on June 18, 2003 from Alliance Pharmaceutical Corp. (“Alliance”) which relate to the medical imaging business, including Imagent® (perflexane lipid microspheres), an FDA-approved product), together with the related deferred royalty asset and the deferred license revenue, primarily due to the uncertainty of the outcome of the litigation involving Amersham Health, Inc. and related matters, as more fully described in Notes 9 and 11.

Therefore, the Company is still considering its alternatives with respect to efforts to sell or otherwise maximize asset values related to the Purchased Technology, pending the lawsuit outcome, and will continue to consider as alternatives the sale or license of its remaining assets, a merger or other material transaction.

The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of the Purchased Technology and deferred royalty assets or the amount and classification of liabilities and deferred license revenue that may result from the outcome of these uncertainties, or any other adjustments that might be necessary if the Company is unable to continue as a going concern.

Furthermore, the board of directors has only authorized to date activities in support of the disposition of assets in order to maximize asset value to creditors and shareholders, as noted above; it has not made any determination as to the ultimate outcome for the Company due to the other uncertainties also noted above. Accordingly, the Company continues to prepare its financial statements assuming it is a going concern, as it is not certain at this time if the Company as an entity will be required to be liquidated.

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

4. Basic and Diluted Loss Per Common Share:

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options, warrants and convertible preferred stock as they are antidilutive. Potential common shares excluded from the calculation at June 30 of each year are as follows:

	2004	2005
Options pursuant to plans	547,700	566,524
Options outside of plans, net of cashless component	15,727	34,977
Warrants	753,505	819,736
Issuable upon conversion of preferred stock	—	833,334
Total	1,316,932	2,254,571

Basic and diluted loss per common share in 2005 includes approximately 2,009,000 shares to be issued.

5. Accounting for Stock-based Compensation:

The Company’s stock option plans are accounted for using the intrinsic-value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The intrinsic-value method requires that compensation expense, if any, be determined by calculating the difference between the fair value of the Company’s common stock and the option’s strike price at a measurement date. The measurement date is generally when the number of shares and the option strike price are known. The Company uses the fair-value method to account for non-employee stock-based compensation. The Company has also adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment to FASB Statement No. 123”. Options issued to non-employees are accounted for using the recognition provisions of SFAS No. 123”, “Accounting for Stock-Based Compensation”, using the fair value-based method.

Other than a modification to options granted to a former employee in final settlement of all claims that are exercisable into 21,125 net shares of common stock at a price of zero as noted in Note 10, the Company only issued options to acquire 95,000 common shares in the six months ended June 30, 2005.

The Company has computed the pro forma disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation”, for options granted using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The assumption used and weighted-average information are as follows for the six months ended June 30, 2005:

Weighted-average fair value of options granted	$1.60
Expected dividend yield-	$—
Risk-free interest rate at grant date	3.44%
Expected stock price volatility	233.16%
Expected option lives (years)	5

If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per basic and diluted share would have been changed to the pro forma amount indicated below for each of the three month and six month periods ended June 30:

IMCOR Pharmaceutical Co. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2005	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005
Applicable to common stockholders:
Net loss, as reported	$(7,533,214)	$(8,053,984)	$(12,657,435)	$(12,903,667)
Add stock based compensation expense
included in reported net loss	28,478	843,825	662,129	1,077,780
Less total stock-based employee
compensation expense determined under
the fair-value based method for all awards	(451,080)	(3,164,346)	(983,632)	(3,649,466)
Pro forma net loss	$(7,955,816)	$(10,374,505)	$(12,978,938)	$(15,475,353)

Net loss per common share (basic and diluted):
Reported	$(5.35)	$(1.47)	$(10.20)	$(2.56)
Pro forma	$(5.65)	$(1.90)	$(10.46)	$(3.08)

6. Property and Equipment

Property and equipment consist of the following at:

	December 31,	June 30,
	2004	2005
Leasehold improvements	$5,287,738	$5,287,738
Furniture, fixtures and equipment	1,824,819	544,958
Total	7,112,557	5,832,696
Less allowance for valuation impairment	—	(3,265,492)
Accumulated depreciation and amortization	(2,685,514)	(2,515,984)
Property and equipment, net	$4,427,043	$51,220

In June 2005, the Company sold excess equipment with a net book value of $519,470 ($1,282,901 cost basis, less $763,461 accumulated depreciation) at a loss of $248,599, with proceeds totaling $270,871.

IMCOR Pharmaceutical Co. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

7. Intangible Assets and Deferred Expenses:

The cost and accumulated amortization of intangible assets and deferred expenses are as follows:

	December 31,	June 30,
	2004	2005
Purchased technology:
Cost	$15,638,146	$15,638,146
Accumulated amortization	(1,961,396)	(2,612,985)
	$13,676,750	$13,025,161
Patents:
Cost	$500,000	$500,000
Less allowance for valuation impairment	(274,479)	(274,479)
Accumulated amortization	(225,521)	(225,521)
	$—	$—
Technology license:
Cost	$735,916	$735,916
Less allowance for valuation impairment	—	(570,321)
Accumulated amortization	(39,508)	(63,095)
	$696,408	$102,500
Deferred royalties:
Cost	$500,000	$500,000
Accumulated amortization	(41,667)	(62,500)
	$458,333	$437,500

8. Accrued Expenses and Assumed Acquisition Obligations:

	December 31,	June 30,
	2004	2005
Assumed acquisition obligations- Alliance	$1,179,051	$1,136,295
Accrued payroll, deferred bonuses and related compensation expenses	723,707	602,175
Other accrued expenses	288,543	375,083
	$2,191,301	$2,113,553

9. Litigation:

On June 18, 2003, the Company, together with Alliance, the prior owner of the Imagent Purchased Technology, filed a complaint against Amersham Health, Inc. (“Amersham”) and two other Amersham affiliates alleging that certain Amersham products infringe on claims in the patents covering Imagent. The complaint alleged that principally through the Optison® product, Amersham Health Inc. and related Amersham entities infringe on eight patents now owned by IMCOR. The Company is also seeking a declaration that the claims of fifteen Amersham patents are invalid and are not infringed by IMCOR’s Imagent product. The Company has further alleged misappropriation of trade secrets as well as other state law claims against Amersham.

Amersham denied the material allegations of the Company’s claims and asserted certain affirmative defenses and counterclaims. Amersham’s counterclaims include claims of patent infringement of the fifteen Amersham patents, breach of contract, breach of good faith and fair dealing, and tortious interference with contract. IMCOR and Alliance, as well as Amersham, also amended their respective complaints to include allegations of antitrust violations by the other party(ies).

 IMCOR Pharmaceutical Co. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

On May 5, 2005, pursuant to District of New Jersey procedure, the case was stayed, pending settlement discussions. The parties have until August 31, 2005 to consummate settlement or move to place the case back on the court’s active docket. In the absence of either a settlement or a motion to place the case back on the court’s active docket, the case will be dismissed without prejudice.

During this period, a dispute has arisen between the Company and Alliance as to the pending settlement terms currently being negotiated with Amersham. The Company filed a motion with the court on July 27, 2005 seeking a ruling to have IMCOR substituted for Alliance as the “real party in interest” in this litigation. Alliance has indicated that it intends to object to this motion. In the meantime, the Company is negotiating with Alliance to seek a mutually acceptable resolution of these differences so the settlement negotiations with Amersham might proceed.

Therefore, it is not presently feasible to determine whether there is a reasonable possibility that the Purchased Technology assets have been impaired for purposes of Statement of Financial Accounting Standards No. 5, or the extent of damages or gain, if any, that might result depending on whether or not the Company prevails. In any event, the Company may continue to incur litigation costs if the settlement discussions are not successful and either party reasserts its respective claim against the other.

On May 11, 2005, the Company was served with an unlawful detainer lawsuit by EOP-Industrial Portfolio, LLC (“EOP”) regarding the Company’s default on its building lease to pay $84,641 of rent that was due April 1, 2005. The future minimum rents due on this lease were approximately $2,490,000 as of March 31, 2005. EOP continued to hold a $297,330 security deposit related to this lease at June 30, 2005. EOP asserted in this lawsuit it was entitled to terminate the lease, demand all outstanding amounts under the lease immediately due and payable, repossess the premises, demand payment for all related costs and expenses, and/or assert any other rights that may be available in law or in equity. As described in Notes 11 and 12, as part of a restructuring plan adopted in April and May 2005, the Company has vacated the premises.

On July 19, 2005, the Company concluded two concurrent, interdependent negotiations with both EOP and a new tenant, resulting in the execution of a lease termination agreement with EOP on that date. Pursuant to the terms of this agreement, the Company was allowed to stay in the premises until July 31, 2005, with the only consideration being the surrender of the lease deposit totaling $297,330. The Company was further released from all other obligations, including past due rents totaling approximately $331,292 at July 31, 2005 (approximately $248,469 at June 30, 2005), late payment fees and any future lease payments, commitments and/or contingencies. (See Note 12.)

10. Shareholders’ Equity:

The following is a summary of stock transactions during the six months ended June 30, 2005:

The Company issued 105,610 shares of common stock valued at $269,865 to consultants and attorneys which had been classified as “Common Stock To Be Issued” as of December 31, 2004. In conjunction with the issuance of these shares, the Company recorded $10,500 of compensation for a consultant.

One of the Company’s attorneys had originally agreed to accept shares of the Company’s common stock for a portion of their services rendered during the period. As of March 31, 2005, approximately 33,000 shares were recorded as “Common Stock To Be Issued” related to $95,135 of services, which had been expensed through that date. However, during the quarter ended June 30, 2005, the law firm advised the Company that it preferred to be compensated for these services in cash payment, to the extent the Company is ultimately able to pay. The Company agreed to this request and has accordingly reclassified the $95,135 in legal services from Shares-To-Be-Issued to accrued expenses at June 30, 2005.

The Company issued 392,681 shares of common stock valued at $1,193,775 to shareholders for penalties and fees due to shareholders for late registration of their shares during the three months ended March 31, 2005, and an additional 454,149 shares of common stock valued at $666,543 due to shareholders for late registration of their shares during the three months ended June 30, 2005.

The Company has recorded $659,161 of additional penalties and late fees due to shareholders for late registration of their shares, representing approximately 2,009,000 shares of common stock, which are classified as “Common Stock To Be Issued” at June 30, 2005. (As of December 31, 2004, 317,262 shares valued at $850,887 for penalties and fees were recorded and classified as “Common Stock To Be Issued.”)

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

11. Restructuring Plan:

In April 2005, the Company adopted an initial restructuring plan which initially included a reduction-in-force of a majority of the full-time employees and part-time employees or consultants who perform administrative support, manufacturing and related functions. In addition, a limited number of full-time employees were transferred to part-time positions to assist the Company with the actions necessary to curtail its operations. The Company also temporarily suspended its manufacturing operations.

Although the lawsuit involving Amersham (see Note 9) was stayed on May 5, 2005, pending settlement negotiations between the parties, IMCOR’s board of directors concluded shortly thereafter that, for a variety of factors, including some of which are cited in Note 9, it was not probable that the Company would obtain additional cash funds to continue operating even on a limited basis in the near term. Therefore, during May 2005 the Company modified its restructuring plan to include the disposition of its furniture, fixtures and equipment, to vacate its premises, and other steps to effect an orderly cessation or suspension of operations other than those necessary to facilitate completion of the restructuring plan. As also discussed in Note 9, the Company concluded a successful negotiation with EOP, the building lessor, and executed a lease termination agreement and vacated the premises on or shortly after July 31, 2005. (Also see Note 12).

The Company incurred approximately $34,000 in cash disbursements for severance pay associated with this restructuring plan during the quarter ended June 30, 2005, and also paid approximately $191,000 in previously accrued vacation obligations, primarily to terminated employees (which is required under California employment laws). The Company also terminated its vacation benefit program, and vacation is no longer accrued for remaining employees. In addition, the Company negotiated two cash retention bonuses totaling $80,000 with two employees deemed integral to the restructuring efforts of the Company as part of this restructuring plan; however, one of the employees, as consideration, also waived any further claim he had to a previously earned, accrued but unpaid bonus of $60,000 from 2003. Accordingly, the Company recognized on a net basis only $20,000 bonus expense in the quarter ended June 30, 2005. $30,000 in retention bonus was paid during the quarter ended June 30, 2005, and it is anticipated that the remaining $50,000, which is accrued at June 30, 2005, will be paid during the upcoming quarter ending September 30, 2005 to these two employees, when their required efforts will be largely concluded.

As part of the employee reduction plan, the employment of the Company’s CEO and President was terminated effective May 31, 2005. A reserve for severance (equal to one year’s salary, as required by this individual’s employment contract), amounting to $275,000, was recorded as expense during the quarter ending June 30, 2005, but remains unpaid and is accordingly included in accrued expenses at that date.

As a result of the successful adoption of the plan to vacate the premises, the Company recorded a leasehold valuation impairment allowance of approximately $3,072,000 in the quarter ending June 30, 2005, leaving a net carrying value of leasehold improvements as of June 30, 2005 totaling $20,000.

On June 16, 2005, the Company sold its excess equipment at a public auction, which netted the Company $270,820, $175,000 of which was received by June 30, 2005. The balance of $95,820 was recorded as accounts receivable on that date, and was subsequently received in July 2005. The remainder of the Company’s equipment was subsequently sold in July 2005 for $31,220. As a result of these factors, the Company recorded an equipment valuation impairment allowance of approximately $193,000 in the quarter ending June 30, 2005, leaving a net carrying value of equipment as of June 30, 2005 totaling $31,220.

 IMCOR Pharmaceutical Co. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

During the quarter ending June 30, 2005, the Company solicited interest from several parties regarding its technology license asset, which relates to the Company’s N1177 compound and PH-50, the same or substantially same compound for a different indication. An agreement in principal was reached with a party to acquire these related assets for $102,500, net of third party intermediary compensation costs (see Note 12). Accordingly, the Company recorded a technology license valuation impairment allowance of approximately $570,000 in the quarter ending June 30, 2005, leaving a net carrying value of technology license as of June 30, 2005 of $102,500.

As a result of the above activities involving the facilities lease termination, sale of equipment and sale of the technology license, the Company recorded asset impairment losses totaling $3,835,813 during the quarter ending June 30, 2005.

As discussed in Note 9, the litigation involving the Company’s remaining significant asset, the Purchased Technology, remains unresolved, and it is therefore not possible to predict the future outcome for this asset and make an estimate for changes in its fair value as of June 30, 2005. Accordingly, the Company did not make any adjustments in carrying value of the Purchased Technology, or the related deferred royalties and deferred revenue, as of June 30, 2005. The Company further believes that if and when the litigation with Amersham and the related dispute with Alliance are resolved, then it will be better able to evaluate and consider commercial alternatives for Imagent. If required at that time, the Company will make the appropriate asset carrying value adjustments for the Purchased Technology and related deferred royalties, together with the related deferred revenues.

12. Subsequent Events:

On July 19, 2005, the Company entered into a lease termination agreement with EOP, the lessor of the Company’s facility at 6175 Lusk Boulevard, San Diego, California. In conformity with the terms of this agreement, the Company vacated the premises on or about July 31, 2005 and surrendered its lease security deposit totaling $297,330. The Company was released from all other obligations, including past due rents totaling approximately $331,292 at July 31, 2005 (approximately $248,469 at June 30, 2005), as well as late payment fees and any future lease payments, commitments and/or contingencies. Future minimum lease payments at June 30, 2005 eliminated as result of the lease termination agreement totaled approximately $2,284,000 at that date. In addition, Alliance, which was the lease guarantor, was also released from any and all claims, commitments and contingencies.

On August 4, 2005, IMCOR and NanoScan Imaging, LLC (“NanoScan”) entered into an asset purchase agreement for the sale by IMCOR to NanoScan of its assets exclusively related to N1177, an iodine-based nanoparticulate contrast agent, and PH-50, the same or a substantially same compound for a different indication. The sale includes certain patent rights related to N1177 and PH-50 and other intellectual property, including the Company’s technology license asset. The agreement calls for an aggregate purchase price, net of a third party intermediary fee, of $102,500, which is due in two payments, the first paid at closing and the second based on satisfactory conclusion of certain follow-on activities. The first payment of $71,500 was received on August 4, 2005.

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

The following should be read in conjunction with the Company's unaudited financial statements included above. References to the "Company," "IMCOR," "we" or "our" are to IMCOR Pharmaceutical Co. and, where appropriate, our subsidiary, Sentigen, Ltd. ("Sentigen"). References to the "Imagent Business" are to the medical imaging business of Alliance Pharmaceutical Corp. ("Alliance") that the Company acquired on June 18, 2003. Imagent® (perflexane lipid microspheres) is a registered trademark owned by IMCOR.

LIQUIDITY AND CAPITAL RESOURCES

The independent auditors' report dated March 19, 2005 included in our December 31, 2004 Annual Report on Form 10-KSB, as amended, contained the following explanatory paragraph:

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

The accompanying financial statements have been prepared assuming we are a going concern. However, we had previously reported that without obtaining additional debt or equity financing or funds from other sources we would not be able to continue to fund operations beyond May 31, 2005 without significantly curtailing operations or disposing of assets. (At March 31, 2005, we had cash and cash equivalents totaling $1,282,791.) Our goal since March 31, 2005 has been to maximize asset values for the benefit of creditors and shareholders.

During the three month period ended June 30, 2005, our board of directors concluded that substantial additional capital resources required to fund our ongoing operations would not be forthcoming, and we adopted a restructuring plan that resulted in cessation or suspension of substantially all operations, including significant employee reduction-in-force, sale of excess equipment, suspension of manufacturing and clinical activities, cessation of current selling activities, vacating our premises, and the sale of certain of our technology. To the extent possible, the accompanying financial statements include our estimates for certain asset impairment values as of June 30, 2005, most notably as follows:

1.	Leasehold improvements - carrying value $20,000; impairment expense recognized during the period was approximately $3,072,500;
2.	Equipment - carrying value $31,220; impairment expense recognized during the period was approximately $193,000; and
3.	Technology license - carrying value $102,500; impairment expense recognized during the period was approximately $570,500.

At June 30, 2005, we had cash and cash equivalents of $54,884, which is a $1,227,907 net decrease from the March 31, 2005 balance of $1,282,791. This decrease was primarily used to fund the restructuring efforts.

Subsequent to June 30, 2005, we have collected an additional $218,540 from the following sources:

1.	$95,820 in proceeds from the sales of excess equipment conducted in June, but which was recorded as accounts receivable at June 30;
2.	$51,220 for final equipment sales and leasehold support provided to the new tenant taking over our former facilities at 6175 Lusk Boulevard in San Diego; and
3.	$71,500 as the initial payment pursuant to an asset purchase agreement executed with NanoScan Imaging, LLC (“NanoScan”).

We expect to receive an additional $31,000 from NanoScan upon the satisfactory completion of certain interim performance obligations.

We do not expect to receive any additional significant cash infusions, other than those noted above, except as we might be able to generate from our primary remaining Purchased Technology asset, which includes and relates to our Imagent product.

As more fully described in the accompanying financial statements and “Part II. Other information, Item 1. Legal Proceedings,” we are currently engaged in settlement discussions related to our litigation with Amersham Health, Inc. Since the outcome of these settlement discussions remain unknown at this time, we are not currently able to predict what types of arrangements might ultimately be made with potential business partners for Imagent, financial or otherwise. Accordingly, we are unable to make any estimates for potential changes to the fair market value of the Purchased Technology, together with the related deferred royalty asset and deferred revenue credits carried on our balance sheet at June 30, 2005. Furthermore, it remains uncertain as to whether or not any cash can be generated from the Purchased Technology by December 31, 2005.

Therefore, we have not made any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from this continuing uncertainty, other than those impairment adjustments noted above.

Among the alternatives that we may consider if and when some of the uncertainty is eliminated surrounding the Purchased Technology asset is the sale or license of some or all this asset, a merger or other material transaction.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2004 and 2005

As a result of the restructuring plans adopted in April and May of 2005, the results of the second quarter of 2005 are not likely to be indicative of the remaining quarters of the fiscal year.

Revenue and License Fees
We have not generated significant product revenues during 2004 or 2005 due to capital constraints limiting our sales and marketing capability. Any sales of products are therefore included in our financial statements under “investment and other income.”

License revenue relates to the amortization of the deferred license revenue received in 2004 and 2005. The increase in license revenue relates to the amortization of the increased license revenue deferred primarily in October 2004 ($4,000,000).

Research and Development
Essentially all of our research expenses since the third quarter of 2004 until early second quarter 2005 have been directed toward infrastructure and expenses associated with regulatory compliance and continued development of Imagent for new indications and the maintenance of our manufacturing capability. During the second quarter of 2005 (presented below), the majority of the costs have been expended with a focus on patent, regulatory and clinical considerations in keeping with our overall objective to preserve net asset values.

The following is a summary of our major research and development cost categories (all amounts approximate):

	Three months ended June 30, 2004	Three months ended June 30, 2005	Change
Personnel	$541,000	$227,000	$(314,000)
Contract consultants	169,000	156,000	(13,000)
Patent costs	176,000	77,000	(99,000)
Production facilities costs	100,000	6,000	(94,000)
Supplies	53,000	5,000	(48,000)
Gain on equipment lease settlement	(126,000)	—	126,000
Other	13,000	27,000	14,000
Total	$926,000	$498,000	$(428,000)

Personnel, patent, production facilities costs and supplies all decreased from the quarter ended June 30, 2004 to the comparable 2005 period, primarily due to our efforts to cut expenses. Contract consultant costs remained at a steady level between the years: in 2004 such costs were incurred in preparation for a new clinical design protocol anticipated to explore a new indication for Imagent; in 2005 such costs were incurred in order to preserve regulatory and clinical options for Imagent as part of the our restructuring efforts.

Selling, General and Administrative Expense
The following is a summary of the major cost categories in selling general and administrative expenses (all amounts approximate):

	Three months ended June 30, 2004	Three months ended June 30, 2005	Change
Personnel	$539,000	$490,000	$(49,000)
Contract consultants	605,000	176,000	(429,000)
Stock options	28,000	844,000	816,000
Legal and accounting	654,000	329,000	(325,000)
Fees	460,000	686,000	226,000
Facilities costs	409,000	366,000	(43,000)
Insurance	185,000	136,000	(49,000)
Depreciation and amortization	474,000	154,000	(320,000)
Amortization of purchase technology	326,000	326,000	—
Other	463,000	126,000	(337,000)
Total	$4,143,000	$3,633,000	$(510,000)

Personnel expenses remained relatively the same between the quarters ended June 30, 2004 and 2005. However, the second quarter 2004 personnel costs include a contractually obligated bonus of $206,250 to our then chief executive officer, which remains unpaid in its entirety at June 30, 2005. In addition, the second quarter 2005 personnel costs include approximately $329,000 in net one-time charges for severance and incentive retention bonuses. Gross charges totaled $389,000 during the second quarter 2005, but were offset by the waiver of a previously granted but unpaid bonus of $60,000 negotiated as part of the retention bonus arrangement made with our chief operating officer. Of the gross charges of $389,000, $34,000 represented nominal severance incentives paid to former staff to induce an orderly restructuring of our affairs as they transitioned from our employ, $275,000 reflects the accrual of a one year salary severance obligation contractually owed to our former chief executive officer whose employment with us ended on May 31, 2005 (and which also remains unpaid in its entirety at June 30, 2005) and $80,000 in incentive retention bonuses issued in favor of our chief operating officer and one other employee who are both deemed integral to conducting the orderly restructuring of our operations in a manner necessary to preserve net asset values for creditors and shareholders. Of this $80,000, $30,000 was paid during the quarter ending June 30, 2005, another $30,000 was escrowed as required by the retention contract arrangement (and is reflected in current prepaid assets) and the remainder of $20,000 is also unpaid at June 30, 2005, but will be required to be paid out of cash reserves generated in the upcoming quarter ending September 30, 2005.

Contract consultant charges decreased from the quarter ended June 30, 2004 to the comparable 2005 period dramatically due to the restructuring plan commenced in the second quarter of 2005. In addition, the 2004 contract consultant charges included product marketing costs for the Imagent product incurred with a third party, whose contract was cancelled in December 2004.

Stock option expense increased primarily due to the expense credit effect of previously cancelled unvested options recognized in the second quarter 2004 and the accelerated expense recognition of approximately 88,290 option-shares which had previously been issued at then below market strike prices to our former chief executive officer, but which became 100% vested on his employment termination date of May 31, 2005. (Total option-shares vesting in favor of our former chief executive officer on May 31, 2005 totaled approximately 315,594, but the additional option-shares had been issued at strike prices at least equal to fair market value or had been previously expensed, all for no current effect.)

Legal and accounting expense decreased from the quarter ended June 30, 2004 to the comparable 2005 period, primarily due to decreased legal fees associated with litigation as a result of the stay of the litigation during the pending settlement discussions.

Fees incurred in the second quarter 2005 related almost entirely to late registration penalties that began accruing in January 2005 for shares for which the Company has filed two registration statements, one of which was declared effective, but then was suspended because updated information was required, and the second of which has never been declared effective. The Company’s obligation for these penalties concluded at the respective dates the underlying shares had been held for at least one year, and are settled on a non-cash basis through the issuance of additional shares of our common stock.

Fees incurred in the second quarter of 2004 related primarily to carrying costs associated with various obligations to Xmark Fund Ltd. and Xmark Fund L.P. (collectively, “Xmark”), a former note holder and investor that held a secured blanket position in our assets, which was released when the obligations were extinguished in the fourth quarter of 2004.

Depreciation and amortization costs decreased from the second quarter 2004 to the second quarter 2005 by approximately two-thirds, as we terminated the recording of depreciation after April 2005, at which time we took equipment out of use and prepared it for our public auction conducted in June 2005.

Loss on Sale of Equipment
In the second quarter of 2005, we incurred a loss of $248,599 on equipment which was primarily sold at public auction in June 2005. Net book value for this equipment totaled $519,470 ($1,282,901 cost basis, less $763,461 accumulated depreciation), with cash proceeds totaling $270,871.

Impairment Losses
In the second quarter of 2005 we recorded impairment losses totaling $3,835,813 in order to reflect fair market value of certain assets for which were able to make reasonable estimations, all as a result of our restructuring activities:

1.	Leasehold improvements - approximately $3,072,500 (reduced to carrying value $20,000);
2.	Equipment - approximately $193,000 (reduced to a carrying value $31,220); and
3.	Technology license - approximately $570,500 (reduced to a carrying value $102,500).

Loss from Joint Venture
The Sentigen joint venture was terminated June 10, 2004 and Sentigen became a wholly owned subsidiary of the Company. The loss from joint venture in 2004 totaling $2,017,749 consisted of the Company’s share of the joint venture’s amortization of its technology license costs up to the termination date, plus the write-down to a new implicit value derived from the then fair value of the underlying common shares issued in consideration of the surrender of the former joint venture partner’s minority 19.9% interest therein.

Investment and Other Income
Investment and other income in the second quarter of 2005 decreased from the comparable period in 2004, primarily due to reduced revenues derived from marketing of our Imagent product (which was curtailed in 2005).

Interest Expense
Interest expense in the second quarter of 2005 decreased by $307,152 compared to the comparable period in 2004, due to the reduction of the Company’s notes payable and other interest bearing obligations during the second through fourth quarters of 2004.

Six Months Ended June 30, 2004 and 2005

As a result of the restructuring plans adopted in April and May of 2005, the results of the six months ending June 30, 2005 are not likely to be indicative of the remaining quarters of the fiscal year.

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

Research and Development
Essentially all of our research expenses since the third quarter of 2004 until early second quarter 2005 have been directed toward infrastructure and expenses associated with regulatory compliance and continued development of Imagent for new indications and the maintenance of our manufacturing capability. Since early in the second quarter of 2005, the majority of the costs have been expended with a focus on patent, regulatory and clinical considerations in keeping with our overall objective to preserve net asset values.

The following is a summary of our major research and development cost categories (all amounts approximate):

	Six months ended June 30, 2004	Six months ended June 30, 2005	Change
Personnel	$1,152,000	$746,000	$(406,000)
Contract consultants	304,000	345,000	41,000
Patent costs	208,000	146,000	(62,000)
Production facilities costs	186,000	27,000	(159,000)
Supplies	138,000	16,000	(122,000)
Gain on equipment lease settlement	(126,000)	—	126,000
Other	25,000	76,000	51,000
Total	$1,887,000	$1,356,000	$(531,000)

Personnel, patent production facilities costs and supplies all decreased from the six months ended June 30, 2004 to the comparable 2005 period, primarily due to our efforts to cut expenses. Contract consultant costs increased from the six months ended June 30, 2004 to the comparable 2005 period which related to our efforts to a) commence our Phase II clinical trials for a new indication for Imagent, primarily incurred January - mid-April 2005, and b) since mid-April 2005 converting our efforts to preserve asset values.

Selling, General and Administrative Expense
The following is a summary of the major cost categories in selling general and administrative expenses (all amounts approximate):

	Six months ended June 30, 2004	Six months ended June 30, 2005	Change
Personnel	$910,000	$747,000	$(163,000)
Contract consultants	1,076,000	447,000	(629,000)
Stock options	662,000	1,078,000	416,000
Legal and accounting	908,000	1,208,000	300,000
Fees	954,000	1,677,000	723,000
Facilities costs	795,000	786,000	(9,000)
Insurance	347,000	299,000	(48,000)
Depreciation and amortization	928,000	617,000	(311,000)
Amortization of purchase technology	652,000	652,000	—
Other	600,000	293,000	(307,000)
Total	$7,832,000	$7,804,000	$(28,000)

Personnel and contract consultant expenses decreased from the six months ended June 30, 2004 to the comparable 2005 period, primarily due to our efforts to cut expenses. However, the personnel costs incurred during the six months ended June 30, 2004 include a contractually obligated bonus of $206,250 to our then chief executive officer, which remains unpaid in its entirety at June 30, 2005. In addition, the personnel costs incurred for the six months ended June 30, 2005 include approximately $329,000 in net one-time charges for severance and incentive retention bonuses. Gross charges incurred during the six months ended June 30, 2005 totaled $389,000, but were offset by the waiver of a previously granted but unpaid bonus of $60,000 negotiated as part of the retention bonus arrangement made with our chief operating officer. Of the gross charges of $389,000, $34,000 represented nominal severance incentives paid to former staff in order to induce an orderly restructuring of our affairs as they transitioned from our employ, $275,000 reflects the accrual of a one year salary severance obligation contractually owed to our former chief executive officer whose employment with us ended on May 31, 2005 (and which also remains unpaid in its entirety at June 30, 2005) and $80,000 in incentive retention bonuses issued in favor of our chief operating officer and one other employee who are both deemed integral to conducting the orderly restructuring of our operations in a manner necessary to preserve net asset values for creditors and shareholders. Of this $80,000, $30,000 was paid during the quarter ending June 30, 2005, another $30,000 was escrowed as required by the retention contract arrangement (and is reflected in current prepaid assets) and the remainder of $20,000 is also unpaid at June 30, 2005, but will be required to be paid out of cash reserves generated in the upcoming quarter ending September 30, 2005.

Contract consultant charges decreased significantly from the six months ended June 30, 2004 for the comparable 2005 period, due to the restructuring plan commenced in the second quarter of 2005 and our cancellation in December 2004 of a contract we had with a third party to market the Imagent product in December 2004.

Stock option expense increased during the six month period ended June 30, 2005 over the comparable 2004 period, primarily due to the accelerated expense recognition of approximately 88,290 option-shares which had previously been issued at then below market strike prices to our former chief executive officer, but which became 100% vested on his employment termination date of May 31, 2005. (Total option-shares vesting in favor of our former chief executive officer on May 31, 2005 totaled approximately 315,594, but the additional option-shares had been issued at strike prices at least equal to fair market value or had been previously expensed, all for no current effect.)

Legal and accounting expense increased from the six months ended June 30, 2004 for the comparable 2005 period, primarily due to increased legal fees associated with litigation and various registration statement filings with the Securities Exchange Commission and an increase in the audit fees for the Company’s 2004 Annual Report on Form 10-KSB filed in March 2005, as amended.

Fees incurred during the six months ended June 30, 2005 related almost entirely to late registration penalties that began accruing in January 2005 for shares for which we have filed two registration statements, one of which was declared effective, but then was suspended because updated information was required, and the second of which has never been declared effective. Our obligation for these penalties concluded at the respective dates the underlying shares had been held for at least one year, and are settled on a non-cash basis through the issuance of additional shares of our common stock.

Fees incurred during the six months ended June 30, 2004 related primarily to carrying costs associated with various Xmark obligations, a former note holder and investor which held a secured blanket position in our assets, which was released when the obligations were extinguished in the fourth quarter of 2004.

Depreciation and amortization costs decreased from the six months ended June 30, 2004 for the comparable 2005 period by approximately one-third, as we terminated the recording of depreciation after April 2005, at which time we took equipment out of use and prepared it for our public auction conducted in June 2005.

Loss on Sale of Equipment
In the six months ended June 30, 2005, we incurred a loss of $248,599 on excess equipment which was primarily sold at public auction in June 2005. Net book value for this equipment totaled $519,470 ($1,282,901 cost basis, less $763,461 accumulated depreciation), with cash proceeds totaling $270,871.

Impairment Losses
In the six months ended June 30, 2005, we recorded the impairment losses totaling $3,835,813 in order to reflect fair market value of certain assets for which were able to make reasonable estimations, all as a result of our restructuring activities:

1.	Leasehold improvements - approximately $3, 072,500 (reduced to carrying value $20,000);
2.	Equipment - approximately $193,000 (reduced to a carrying value $31,220); and
3.	Technology license - approximately $570,500 (reduced to a carrying value $102,500).

Loss from Joint Venture
The Sentigen joint venture was terminated June 10, 2004 and Sentigen became a wholly owned subsidiary of the Company. The loss from joint venture in 2004 totaling $2,213,646 consisted of our share of the joint venture’s amortization of its technology license costs up to the termination date, plus the write-down to a new implicit value derived from the then fair value of the underlying common shares issued in consideration of the surrender of the former joint venture partner’s minority 19.9% interest therein.

Investment and Other Income
Investment and other income for the six months ended June 30, 2005 decreased from the comparable period in 2004, primarily due to income recorded related to the settlement of a lease obligation in 2004 for an amount less than the original loss provision recorded in 2003, but also from reduced revenues derived from marketing of our Imagent product (which was curtailed in 2005).

Interest Expense
Interest expense for the six months ending June 30, 2005 decreased by $552,217 compared to the comparable period in 2004, due to the reduction of our notes payable and other interest bearing obligations during the second through fourth quarters of 2004.

Plan of Operation
In April and May 2005, we adopted a restructuring plan that resulted in cessation or suspension of substantially all operations, including significant employee reduction-in-force, sale of excess equipment, suspension of manufacturing and clinical activities, cessation of current selling activities, vacating its premises, and the sale of certain of our technology. We were also successful in helping locate a third party to occupy our space, and accordingly were able to successfully negotiate a lease termination agreement which was concluded in July 2005. However, we had to abandon our leasehold improvements at our former facility, and it is no longer being made available to us by the new tenant for continuity in our manufacturing options for Imagent at that site.

We have also sold our equipment and other licensed technology assets except for the Imagent Purchased Technology.

Therefore, we are currently unable to operate in a manner that would allow us to further develop or promote the Imagent product. During the next several months our limited staff will focus their efforts primarily on continued settlement negotiations with Amersham and Alliance as to the litigation involving the Imagent asset, preserving the asset as best we can, and exploring various options concerning our business, including joint venturing, licensing or selling our Imagent Purchased Technology and other possible strategic transactions. The ability for some entity to resume clinical development of Imagent depends totally on the successful implementation of one or more of these transactions because we no longer have current capital resources available to us at this time to carry out our original business plan or fully develop and commercialize Imagent on our own.

Contractual Obligations
The following table summarizes our approximate contractual obligations as of June 30, 2005 and the effect such obligations are expected to have on our liquidity and cash flow for future periods:

	Total
	Obligations	Remainder
	All Years	2005	2006	2007	2008
Operating lease obligations	$2,438,000	$492,000	$921,000	$878,000	$147,000
Notes payable	192,000	192,000	—	—	—
Other liabilities- past due	1,908,000	1,908,000	—	—	—
Accounts payable- past due	2,030,000	2,030,000	—	—	—
Total contractual cash obligations	$6,568,000	$4,622,000	$921,000	$878,000	$147,000

Operating lease obligations, included above, from which we have been released as of July 31, 2005	$2,285,000	$412,000	$848,000	$878,000	$147,000

We have been released from operating lease obligations totaling approximately $2,285,000, which were related to our facilities lease at 6175 Lusk Boulevard in San Diego, pursuant to a lease termination agreement executed July 19, 2005 and made effective on or about July 31, 2005.

As of June 30, 2005, we have not entered into any purchase orders for capital equipment.

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

ITEM 3. CONTROLS AND PROCEDURES

In September 2004, our management concluded that there were certain reportable conditions and material weaknesses in our internal controls and procedures. As noted in our Annual Report on Form 10-KSB for the year ended December 31, 2004, as amended, we believe we had taken steps and had started to implement remediation procedures to address the identified reportable conditions and material weaknesses. However, based on our limited capital resources, and the adoption of a restructuring plan in April 2005, which included a reduction-in-force of a majority of our full-time employees and part-time employees or consultants who perform administrative support, manufacturing and related functions, we have been unable to complete the previously identified remediation plans. As a result, certain of the previously identified reportable conditions and material weaknesses, particularly those related to the small size of our accounting staff and the limited number of our financial and accounting personnel still exist.

Although certain material weaknesses in internal controls and procedures previously disclosed are not being fully remediated, we believe that changes and procedures that were implemented and remain in place, including (i) engagement of Larry D. Grant as a financial consultant, (ii) addition of Darlene Deptula-Hicks to our Audit Committee, (iii) requirement of the Executive Committee of the Board to ratify routine and/or recurring expenditures and approve significant commitments and non-routine expenditures and payments, (iv) requirement that both Larry D. Grant and our Chief Operating Officer review and approve incurring all significant obligations and remitting payments, (v) adoption of separate Codes of Ethics for all employees and for senior executives and finance personnel, (vi) adoption or updating of the charters of our Audit and Compensation Committees, and (vii) creation of a Disclosure Committee and adoption of a Disclosure Committee Charter, mitigate and reduce the likelihood of material misstatements or improper disclosures in our financial statements and reports.

Our Chief Operating Officer (who is our Principal Executive and Financial Officer) has previously consulted with Larry D. Grant and has participated in the evaluation of our disclosure controls (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2005 and, based on that evaluation, concluded that due to insufficient staff our disclosure controls and procedures were not fully effective to ensure timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act, and the rules and regulations thereunder. However, to the extent corrections and improvements in internal controls and disclosure controls and procedures cannot be implemented and/or maintained, management believes appropriate oversight and review is currently in place to prevent material misstatements in our interim financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 2003, IMCOR, together with Alliance, the prior owner of the Imagent technology, filed a complaint against Amersham and two other Amersham affiliates, alleging that certain Amersham products infringe on claims in patents covering Imagent. The case is captioned as IMCOR Pharmaceutical Co. and Alliance Pharmaceutical Corp. v. Amersham Health Inc. et. al., Civil Action No. 03CV2853 (SRC), in the United States District Court for the District of New Jersey. Our complaint alleges that principally through their Optison® product, Amersham and related Amersham entities infringe on eight patents now owned by us. We are also seeking a declaration that the claims of fifteen Amersham patents are invalid and are not infringed by our Imagent product. The complaint further alleged misappropriation of trade secrets as well as other state law claims against Amersham. Amersham denied the material allegations of the claims and asserted certain affirmative defenses and counterclaims. Amersham's counterclaims against us include claims of patent infringement of the fifteen Amersham patents, breach of contract, breach of good faith and fair dealing, and tortious interference with contract. IMCOR and Amersham amended their complaints to include allegations of antitrust violations by the other party.

On May 5, 2005, pursuant to District of New Jersey procedure, the case was stayed, pending settlement discussions. The parties have until August 31, 2005 to consummate settlement or move to place the case back on the court’s active docket. In the absence of either settlement or a motion to place the case back on the court’s active docket, the case will be dismissed without prejudice.

During this period, a dispute has arisen between the Company and Alliance as to the pending settlement terms currently being negotiated with Amersham. The Company filed a motion with the court on July 27, 2005 seeking a ruling to have IMCOR substituted for Alliance as the “real party in interest” in this litigation. Alliance has indicated that it intends to object to this motion. In the meantime, the Company is negotiating with Alliance to seek a mutually acceptable resolution of the differences so the settlement negotiations with Amersham might proceed.

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

On May 11, 2005, we were served with an unlawful detainer lawsuit by EOP-Industrial Portfolio, LLC (“EOP”), the lessor of our premises, for our failure to pay $84,641 of rent that was due April 1, 2005. On July 19, 2005, we entered into a lease termination agreement with EOP to terminate the lease prior to the expiration of its term and the unlawful detainer lawsuit has been dismissed. Under the terms of the lease termination agreement, EOP retained our security deposit of $297,330, we vacated the premises and we were released from any further financial obligations, including future minimum rental payments estimated at approximately $2,284,000.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ending June 30, 2005, we issued 952,440 shares of our common stock as compensation for past services and to satisfy late registration penalties, without registration under the Securities Act. These securities were offered and sold by us in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering, and/or Rule 701 under the Securities Act relating to transactions occurring under compensatory benefit plans. We relied on representations and warranties from the purchaser of the securities that they were acquiring the securities for their own account and not with a view to, or for sale in connection with, any distribution of the securities in violation of the Securities Act. The following is a summary of the common shares issued:

Date	Shares	Description
1/11/2005	328,053	Late registration penalties
1/20/2005	101,378	Legal services performed
2/8/2005	4,232	Consulting services performed
2/8/2005	64,628	Late registration penalties
4/11/2005	454,149	Late registration penalties

As of June 30, 2005, an additional 2,008,913 shares of our common stock are collectively issuable to Oxford Bioscience Partners, L.P., MRNA Fund II, L.P. and Mi3 L.P. to satisfy additional late registration penalty obligations calculated through that date. In July, 2005 we negotiated an agreement with these three parties to cease, effective as of June 30, 2005, the accrual of shares of the Company’s common stock to be delivered to those investors as a penalty for the Company’s failure to have an effective registration statement in place under the terms of the registration rights agreements dated April 19, 2004 between the Company and those investors.

All of the shares issued in January through April 2005 were subject to pending registration statements.

Given our current financial circumstances and its goal to maximize the funds available to its creditors, our board of directors has determined that we will not continue to pursue our efforts to effect its registration statements currently on file with the Securities and Exchange Commission (File Nos. 333-122625 and 333-117907). Those registration statements, which are not currently effective, will be withdrawn.

Many of our investors have held their shares in the Company for more than a year and will be qualified to sell their shares under Rule 144, subject to the restrictions set forth therein; however, given our current financial situation, at some point in the fourth quarter of 2005 we may elect to cease reporting under the Exchange Act, and as a result, investors will no longer be eligible to resell their shares of our common stock under Rule 144.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

RISK FACTORS

RISKS RELATED TO OUR FINANCING AND OPERATIONS AND COMMON STOCK

We currently have insufficient funds available to pay all of our liabilities.

Our cash and cash equivalents at June 30, 2005 was $54,844. At June 30, 2005, we had current liabilities of approximately $6,072,608, which includes the current portion of deferred licensing revenue of $696,307.

We have implemented a restructuring plan which resulted in a reduction-in-force of most of our employees, suspending our manufacturing operations, indefinitely postponing clinical trials, vacating our leased premises, selling our furniture, fixtures and manufacturing equipment, and selling our rights to N1177 (an iodine-based nanoparticulate contrast agent) and PH-50, which is the same or substantially similar compound as N1177 for a different indication. Our board of directors has authorized the taking of any actions necessary to effectuate the restructuring plan.

If we are unable to find a partner or buyer of our remaining assets at acceptable prices we will continue to be unable to meet our obligations to our creditors and may enter into bankruptcy proceedings.

We plan to focus our efforts primarily on exploring various options concerning our business, including licensing or selling all or a portion of our remaining assets, namely Imagent, or finding a partner with whom to pursue the clinical development and commercialization of Imagent. If we are not able to find a buyer or partner for these assets in a timely manner and at acceptable prices, we will continue to not have sufficient funds to meet our obligations to our creditors and may be forced into voluntary or involuntary bankruptcy proceedings. The steps to sell or otherwise dispose of our assets (including negotiating agreements and obtaining shareholder approval to the extent required) are costly and will diminish the proceeds available for other purposes.

We expect to incur significant costs in connection with Securities Exchange Act of 1934 compliance and may elect to remove the Company from the Securities Exchange Act of 1934 reporting requirements, which would make Rule 144 resales unavailable to investors.

We are currently subject to the rules of the Exchange Act and the related reporting requirements. Compliance with the reporting requirements of the Exchange Act requires the timely filing of Quarterly Reports on Form 10-QSB, Annual Reports on Form 10-KSB and Current Reports on Form 8-K, among other actions. Our compliance with the reporting requirements involves significant costs and expenditures of management’s time. Given our current financial position and the limited resources of our management, our board of directors may elect to remove us from the reporting obligations of the Exchange Act at some point in the fourth quarter of 2005 or thereafter. If we make such an election, investors would not be able to utilize Rule 144 in connection with the resale of their shares of our common stock.

Our current financial situation could lead to shareholder or creditor litigation which could result in substantial costs and distract our management from our restructuring efforts.

Historically, companies in financial situations similar to ours have often been the target of litigation by its creditors or shareholders. We may become involved in this type of litigation as a result of the actions we have taken and/or our inability to meet our obligations to our creditors. As of August 18, 2005, no such lawsuits were pending. However, if such a lawsuit is filed against us, the litigation is likely to be expensive, and, even if we ultimately prevail, the process will divert the attention of our management away from otherwise implementing our current restructuring plan. If we do not prevail in such a lawsuit, we may be liable for damages. We cannot predict the amount of such damages, but they may be significant and could further reduce our limited available cash.

We have a history of losses, and we do not expect to achieve or maintain profitability in the future or pay cash dividends.

We have incurred losses since the beginning of our operations. As of June 30, 2005, we have incurred cumulative net losses (before dividends on preferred stock) of approximately $86,095,000. We expect our losses to increase in the future as our financial resources are used for litigation, and other related expenses. It is unlikely that we will be able to achieve or maintain profitability in the future.

We do not anticipate paying any dividends on our common stock in the foreseeable future, and, given our outstanding debt to creditors, it is unlikely that shareholders will receive funds from the Company if it is dissolved.

We filed a suit against Amersham for patent infringement and theft of trade secrets, and Amersham has counterclaimed for patent infringement. This case, if not resolved, could impede our ability to market Imagent.

We filed a complaint against Amersham Health, Inc. and two other Amersham affiliates alleging that certain Amersham products infringe on claims in our patents. We have also alleged theft of trade secrets and also seek a declaration that our products do not infringe on Amersham's patents. Alliance joined as a plaintiff in this suit. Amersham filed an answer denying the material allegations of our claims and asserting certain counterclaims. Both parties amended their complaints to include certain antitrust claims. The case was dismissed on May 5, 2005 without prejudice while the parties engage in settlement discussions. The parties have until August 31, 2005 to consummate a settlement or move to place the case back on the court’s active docket. In the absence of either a settlement or a motion to place the case back on the court’s active docket, the case will be dismissed without prejudice. If the settlement discussions are not successful, Amersham reasserts its counterclaims and they are resolved unfavorably to us, it may be difficult or impossible to implement a license, sale or other arrangements for the commercialization of Imagent.

We are currently in negotiations with Alliance to settle certain disputes between the parties, but there can be no assurance that a settlement will be reached.

We acquired Imagent and its related assets from Alliance in June 2003. Certain disputes have arisen between the parties under the terms of the asset purchase agreement related to the purchase of Imagent. We are currently in discussions with Alliance to potentially settle these disputes, but there can be no assurance that a settlement will be reached. If settlement discussions are not successful, the parties may enter into litigation, which would be expensive and would divert the attention of our management away from the implementation of our current restructuring plan and may make it difficult or impossible to implement a license, sale or partnership for the commercialization of Imagent and/or conclude a satisfactory resolution to the Amersham litigation.

We no longer maintain a manufacturing facility and we may encounter difficulties restarting our manufacturing operations if we chose to do so in the future or contracting with a contract manufacturer.

Since we have suspended manufacturing operations and vacated our leased manufacturing facility located in San Diego, California, we will be required to commit a significant amount of time and expense to move to a new facility that meets FDA requirements if we decide to maintain internal manufacturing capabilities. We cannot assure that the FDA would approve a new facility on a timely basis or deem any new facility to which we relocate to be compliant with FDA manufacturing standards. In the event that we relocate to a new manufacturing facility, a change to the chemistry, manufacturing, and controls section of our New Drug Application (“NDA”) would be required to be submitted to the FDA for approval. Timing of this event, should it occur, could affect the timeliness of the clinical trials and the supplemental New Drug Application submission. If we decide to have the product manufactured by a third party, we cannot assure that we would be successful in the contract negotiation or that a third party would be able to manufacture the product in a costly or timely manner. All of the above may make it difficult for us to fulfill certain of our contractual obligations to provide product, which could result in disputes or claims against us and/or diminished license revenue.

We no longer maintain any internal quality control and stability program for Imagent.

Since we have suspended manufacturing operations and vacated our leased manufacturing facility located in San Diego, California, we entered in to an agreement with Cardinal Health to maintain and conduct our stability samples. On August 17, 2005 we terminated this agreement and consequently the testing program. This work determined the expiration date of the product. We are not able to support any clinical testing of the product beyond its current expiry date of September 2005.

We no longer maintain any clinical or regulatory staff.

We are required to rely on the services of outside consultants for clinical and regulatory advise, and maintenance of the Investigation New Drug application (“IND”) and NDA. If we cannot maintain those contracts, the IND and NDA may have to be abandoned, significantly reducing the assets of the corporation.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports and prevent fraud, our operating results could be harmed and current and potential stockholders could lose confidence in our financial reporting, which could have a material adverse effect on our stock price and ability to raise capital. In September 2004, we and our independent registered public accounting firm concluded that our internal controls and procedures had certain material weaknesses and reportable conditions. For further information concerning our controls, see “Part II. Other Information, Item 3. Controls and Procedures.”

Beginning in May 2004, we began to implement steps to address our internal controls and procedures. We have completed certain remediation steps; however, since it is unlikely that we can further rectify these material weaknesses through measures and improvements to our systems and procedures, management may encounter difficulties in timely assessing business performance and identifying incipient strategic and oversight issues.

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

We currently have one senior executive officer: our Chief Operating Officer (Mr. DeFranco). We also have retained Larry D. Grant, a consultant, to provide advisory and management services on a part-time basis on financial, operational and strategic matters. These individuals have entered into employment or consulting agreements, confidentiality and/or non-competition agreements with us. If an individual performing one of these executive or consulting functions for us terminates his association with us or breaches their agreement with us:

•	We could suffer competitive disadvantage or loss of intellectual property protection, and

•	We could experience a delay in our ability to implement our restructuring plan until we arrange for another individual or firm to fulfill the role.

Two related stockholders have significant voting power, which may delay or prevent a change of control of IMCOR and may limit the trading volume of our common stock.

As of August 18, 2005, two related stockholders controlled approximately 2,738,084 shares, or 55% of our issued and outstanding common stock at that date. In August 2005, these stockholders agreed to stop the accrual, as of June 30, 2005, of their right to receive additional shares of the Company’s common stock as a penalty for the Company’s failure to timely register certain of their shares of common stock. Such additional common shares, which are yet to be issued, total 1,914,885. Upon issuance, these two related stockholders will then control approximately 68% of our pro forma issued and outstanding common stock. This concentration of ownership and control may delay or prevent a change in control of IMCOR, and may also result in a small supply of shares available for purchase in the public securities markets. These factors may affect the market and the market price for its common stock in ways that do not reflect the intrinsic value of our common stock.

We have issued a substantial number of securities convertible into shares of our common stock that will result in substantial dilution to the ownership interests of our existing shareholders.

As of June 30, 2005, we had reserved 2,437,701 shares of our common stock for issuance upon exercise or conversion of warrants or stock options (including options that have been granted and that are available for grant in the future). Furthermore, on October 29, 2004, we issued and sold 4,500 shares of our newly issued Series A Convertible Preferred Stock which are convertible into 833,334 shares of our common stock. As of June 30, 2005 we have obligations to issue 2,008,913 shares of common stock for final tabulated late registration penalties, of which none are issued as of August 18, 2005.

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

Our common stock currently is quoted on the Pink Sheets. Our appeal to NASDAQ to reconsider its decision in 2004 to delist our shares was denied and for a portion of 2004 our stock was quoted on the Pink Sheets. We are not considering options to seek relisting of our shares on another exchange at this time. As such, our common stock may have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ Stock Market. These factors may result in higher price volatility and less market liquidity for our common stock.

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

+3.2	Amended and Restated Bylaws of IMCOR Pharmaceutical Co. (Filed as Exhibit C to the Company’s Information Statement on Form DEF 14C dated December 23, 2002 and incorporated herein by reference.)

*10.1	License Agreement dated as of June 30, 2005 by and between Sangart, Inc. and IMCOR Pharmaceutical, Co.

*10.2	Letter Agreement dated May 17, 2005 by and between Jack DeFranco and IMCOR Pharmaceutical, Co.

*10.3	Lease Termination Agreement dated as of July 19, 2005 by and between EOP-Industrial Portfolio, L.L.C. and IMCOR Pharmaceutical, Co.

+10.4
Asset Purchase Agreement dated as of August 4, 2005 by and between IMCOR Pharmaceutical, Co. and NanoScan Imaging, LLC. (Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 9, 2005 and incorporated herein by reference.)

*31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Incorporated by Reference.
* Filed herewith.

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 18, 2005	IMCOR Pharmaceutical Co.

/s/ Jack DeFranco
Jack DeFranco, Chief Operating Officer (Principal Executive and Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

+3.1
Restated Articles of Incorporation of IMCOR Pharmaceutical Co., as amended, including Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock. (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 and incorporated herein by reference.)

+3.2	Amended and Restated Bylaws of IMCOR Pharmaceutical Co. (Filed as Exhibit C to the Company’s Information Statement on Form DEF 14C dated December 23, 2002 and incorporated herein by reference.)

*10.1	License Agreement dated as of June 30, 2005 by and between Sangart, Inc. and IMCOR Pharmaceutical, Co.

*10.2	Letter Agreement dated May 17, 2005 by and between Jack DeFranco and IMCOR Pharmaceutical, Co.

*10.3	Lease Termination Agreement dated as of July 19, 2005 by and between EOP-Industrial Portfolio, L.L.C. and IMCOR Pharmaceutical, Co.

+10.4
Asset Purchase Agreement dated as of August 4, 2005 by and between IMCOR Pharmaceutical, Co. and NanoScan Imaging, LLC. (Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 9, 2005 and incorporated herein by reference.)

*31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Incorporated by Reference.
* Filed herewith.