Form 10QSB
period 2005-09-30
IMCOR PHARMACEUTICAL CO
filed 2005-11-21
CIK 761237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,953,356 shares of common stock, $0.001 par value per share, issued and outstanding at November 15, 2005.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
ASSETS	2004	2005
Current assets:
Cash and cash equivalents	$4,721,456	$869,246
Accounts receivable	33,916	–
Prepaids	442,802	307,098
	5,198,174	1,176,344

Property and equipment, net	4,427,043	–

Other assets:
Purchased technology, net	13,676,750	12,699,366
Technology license, net	696,408	–
Deferred royalties, net	458,333	427,083
Deposits	324,750	–
	15,156,241	13,126,449

Total Assets	$24,781,458	$14,302,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable unsecured	$192,233	$192,233
Current portion of license revenue	696,307	813,379
Accounts payable	1,916,551	1,896,219
Accrued expenses and assumed acquisition liabilities	2,191,301	1,918,820
Accrued royalty fees	400,000	401,946
Accrued equipment lease obligation	492,984	492,984
Total current liabilities	5,889,376	5,715,581

Deferred license revenue	6,948,753	7,509,451

Commitments and contingencies	–	–

Shareholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized Series A preferred stock: 4,500 shares authorized, issued and outstanding; $1,000 liquidation preference per share, $4,500,000 in aggregate	45	45
Common stock, $.001 par value; 200,000,000 shares authorized; 4,000,916 and 4,953,356 shares issued and outstanding as of December 31, 2004 and September 30, 2005, respectively	4,001	4,953
Additional paid-in capital	84,020,364	87,279,720
Common stock to be issued	1,120,752	659,161
Unearned compensation	(10,500)	–
Deficit accumulated during the development stage	(73,191,333)	(86,866,118)
	11,943,329	1,077,761

	$24,781,458	$14,302,793

See notes to consolidated financial statements.

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
					Inception
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	(November 3, 1996) to
	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2005

License revenue	$84,524	$174,076	$210,714	$522,230	$877,170

Operating expenses:
Research and development	962,604	53,695	2,849,511	1,409,421	12,089,800
Sales, general and administrative	3,334,111	878,454	11,165,872	8,682,770	54,961,422
Restructuring charges	–	–	–	–	1,541,455
Provision for future lease payments	–	–	–	–	1,264,208
Loss on sale of equipment	–	–	–	248,599	248,599
Impairment losses	–	–	–	3,835,813	4,110,292
Total operating expenses	4,296,715	932,149	14,015,383	14,176,603	74,215,776

Operating loss	(4,212,191)	(758,073)	(13,804,669)	(13,654,373)	(73,338,606)

Loss from joint venture	–	–	(2,213,646)	–	(14,518,000)

Investment and other income	31,074	3,388	274,546	40,557	1,492,556

Interest expense	(21,145)	(16,433)	(617,898)	(60,969)	(1,602,719)

Loss from continuing operations	(4,202,262)	(771,118)	(16,361,667)	(13,674,785)	(87,966,769)

Discontinued operations:
Operating loss from therapeutic business	–	–	–	–	(10,679,101)
Gain from split-off of therapeutic business	–	–	–	–	11,779,752
	–	–	–	–	1,100,651

Net loss	(4,202,262)	(771,118)	(16,361,667)	(13,674,785)	$(86,866,118)

Dividends on preferred stock	–	–	(498,030)	–

Net loss available to common shareholders	$(4,202,262)	$(771,118)	$(16,859,697)	$(13,674,785)
Basic & diluted loss per common share from continuing operations	$(1.05)	$(0.11)	$(7.73)	$(2.40)
Basic & diluted loss per common share from discontinued operations	$–	$–	$–	$–
Basic & diluted net loss per common share	$(1.05)	$(0.11)	$(7.73)	$(2.40)
Weighted average number of common shares outstanding- basic and diluted	3,998,957	6,962,269	2,181,601	5,693,923

 See notes to consolidated financial statements

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			Inception
	Nine Months	Nine Months	(November 3,
	Ended September 30,	Ended September 30,	1996) to September 30,
	2004	2005	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,361,667)	$(13,674,785)	$(86,866,118)
Less gain from discontinued operations	–	–	(1,100,651)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	2,392,476	1,594,873	8,080,557
Loss on disposal of property and equipment	–	248,599	284,823
Gain on sale of marketable securities	–	–	(18,503)
United States Treasury Notes amortization	–	–	12,586
Stock option compensation	813,724	1,087,874	4,971,493
Gain from equipment lease settlement	(126,257)	–	(126,257)
License revenue deferred	2,000,000	1,000,000	9,000,000
Recognition of deferred license revenue	(210,714)	(522,230)	(877,170)
Amortization of deferred royalty expense	21,071	31,250	72,917
Valuation impairment allowances	–	3,835,812	4,110,291
Beneficial inducement costs for convertible notes	–	–	206,348
Issuance of warrants for services rendered	–	–	4,345,491
Issuance of stock options in settlement of lawsuit	–	–	806,415
Issuance of stock for standstill agreement	–	–	1,173,750
Issuance of stock for services rendered	127,261	10,500	445,814
Issuance of stock for interest payments and penalties	521,681	1,668,593	3,179,411
Equity in loss of affiliate	2,213,646	–	14,518,000
Changes in operating assets and liabilities:
Accounts receivable	(27,843)	33,916	–
Prepaid expenses	43,729	135,705	(307,098)
Deferred royalty expense	(400,000)	–	(500,000)
Accounts payable	231,492	(20,332)	2,039,858
Accrued expenses	191,447	(28,285)	(383,298)
Accrued equipment lease obligation	–	–	1,050,589
Other	–	–	10,000
Net cash used in continuing operating activities	(8,569,954)	(4,598,511)	(35,870,752)

Net cash used in discontinued operations	–	–	(10,679,101)

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
			Period from
			Inception
	Nine Months	Nine Months	(November 3,
	Ended September 30,	Ended September 30,	1996) to September 30,
	2004	2005	2005
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of marketable securities	–	–	2,164,464
Purchases of marketable securities	–	–	(2,182,967)
Purchases of United States Treasury Notes	–	–	(38,656,973)
Sale of United States Treasury Notes	–	–	39,778,548
Purchase of property and equipment	(83,287)	(3,040)	(754,674)
Proceeds from sale of property and equipment	2,200	322,091	469,842
Proceeds from sale of technology license	–	102,500	102,500
Patent acquisition costs	–	–	(237,335)
Investment in and advances to affiliate	–	–	(15,107,468)
Increase in note receivable	–	–	(1,255,000)
Decrease (increase) in deposits	–	324,750	(439,370)
Purchase of Imagent business	–	–	(5,074,761)
Net cash (used in) provided by investing activities	(81,087)	746,301	(21,193,194)

Net cash used in investing activities of discontinued operations	–	–	(1,306,676)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital leases	–	–	(291,704)
Net proceeds from issuance of equity and mezzanine equity	9,325,000	–	54,004,340
Capital contributions from shareholders	–	–	1,958,364
Principal payments on acquisition debt	(1,250,000)	–	(2,500,000)
Principal payments on other debt	(2,164,283)	–	(3,350,641)
Proceeds from issuance of debt	3,001,223	–	20,544,721
Payments on lease settlement obligation	(75,000)	–	(75,000)
Cost of recapitalization	–	–	(371,111)
Net cash provided by financing activities	8,836,940	–	69,918,969

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	185,899	(3,852,210)	869,246
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,657,594	4,721,456	–
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,843,493	$869,246	$869,246

SUPPLEMENTAL SCHEDULE OF CASH FLOWS INFORMATION:
Interest paid	$–	$–	$481,769

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
NINE MONTHS ENDED SEPTEMBER 30, 2005:
In February 2005, the Company issued modified options in further settlement of claims by a former employee. The modification of the options resulted in a $42,250 decrease of accrued expenses with a corresponding increase in additional paid-in capital.
In September 2005, the Company entered into two simultaneous agreements with GE Healthcare Ltd. and Alliance Pharmaceutical Corp., for among other things, a technology cross license valued at $1,200,000 in favor of the Company, for which the Company received $1,000,000. By agreement, the balance, or $200,000, was paid directly by GE Healthcare Ltd. to Alliance Pharmaceutical Corp., resulting in an increase in license revenue deferred and a decrease in assumed acquisition liabilities.

NINE MONTHS ENDED SEPTEMBER 30, 2004:
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

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months and nine months ended September 30, 2005 may not be indicative of the results that may be expected for the full fiscal year.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates or assumptions. The more significant estimates reflected in these financial statements relate to the Company’s review of the fair value of its long-lived assets.

2. Liquidity and Basis of Presentation - Going Concern:

The accompanying consolidated financial statements are prepared assuming the Company is a going concern. The Company has reported accumulated losses since inception of $86,866,118. As previously reported at March 31, 2005, the Company lacked sufficient working capital to fund operations at the then current level for the entire fiscal year ending December 31, 2005.

During the second quarter of 2005, the Company’s board of directors concluded that substantial additional capital resources required to fund its ongoing operations would not be forthcoming, and as more further described in Note 11, the Company has adopted and implemented a restructuring plan that resulted in cessation or suspension of substantially all operations, including significant employee reduction-in-force, sale of excess equipment, suspension of manufacturing and clinical activities, cessation of current selling activities, vacating its premises, and the sale of certain of its technology. As further described in Note 9, the Company also entered into a technology cross-license to settle certain litigation and resolved certain disputes with another party.

To the extent that the Company has been able to estimate with reasonable certainty the fair value of certain assets as a result of its restructuring activities, it has previously provided for certain valuation impairment allowances during the second quarter ended June 30, 2005 where necessary to reflect those certain assets at such estimated fair values, including property, leasehold improvements, and equipment and technology license. However, the Company is not yet able to make a determination with respect to a potential impairment of the fair market value of the Purchased Technology (defined as the assets acquired on June 18, 2003 from Alliance Pharmaceutical Corp. (“Alliance”) which relate to the medical imaging business, including Imagent® (perflexane lipid microspheres), an FDA-approved product), together with the related deferred royalty asset and the deferred license revenue.

The Company is evaluating its alternatives with respect to efforts to sell or otherwise maximize asset values related to the Purchased Technology, and will continue to consider as alternatives the sale or license of its remaining assets, a merger or other material transaction. Such a transaction may include selling the Purchased Technology, a license or sale of the patent portfolio underlying the Purchased Technology, a manufacturing rights agreement, or another form of transaction. To date, efforts to solicit interest in such an arrangement have not been successful. However, the Company is still contacting other interested or potentially interested parties, and there remains some potential for a sale, license, development agreement or comparable transaction.

Subject to the availability of capital, the Company intends to protect its patent portfolio, and seek additional value for the benefit of creditors and shareholders if factors warrant and the underlying cost-benefit analysis supports such action(s). While the Company’s history of enforcing its rights in patents indicates that there is merit in this approach, patent protection, enforcement and/or possible litigation activities can be costly, time consuming and the results are inherently uncertain, so there can be no assurance that this business strategy will result in net benefits to the Company. Nevertheless, this additional investigation must be conducted before the Company and its board of directors can reach any definitive conclusions as to the net carrying values of the Purchased Technology and the corresponding deferred royalties and deferred revenues.

The Company is currently unable to operate in a manner that would allow it to further develop or promote the Imagent product. In August 2005, the Company notified the FDA that it suspended any activity related to the Investigational New Drug Application. During the next several months, the Company will focus its limited resources primarily on preserving the value of the Purchased Technology, to the extent possible, and exploring various options concerning the Company’s business, including joint venturing, licensing or selling the Company’s Purchased Technology and other possible strategic transactions. The Company no longer has current human, financial and other resources available to it at this time to carry out the Company’s original business plan or fully develop and commercialize Imagent on its own.

Furthermore, to date the board of directors has only authorized activities in support of the restructuring plan in order to maximize asset value to creditors and shareholders, as noted above; it has not made any determination as to the ultimate outcome for the Company.

Therefore, the financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of the Purchased Technology and deferred royalty assets ($12,699,366 and $427,083, respectively, totaling $13,126,449) or the amount and classification of liabilities and deferred license revenue (totaling $8,322,830, of which $813,379 is classified as current) that may result from the outcome of these uncertainties, or any other adjustments that might be necessary if the Company is unable to continue as a going concern.

3. Reclassification:

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

4. Basic and Diluted Loss Per Common Share:

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options, warrants and convertible preferred stock as they are antidilutive. Potential common shares excluded from the calculation at September 30 of each year are as follows:

	2004	2005
Options pursuant to plans	520,011	182,768
Options outside of plans, net of cashless component	15,727	34,977
Warrants	753,505	819,736
Issuable upon conversion of preferred stock	–	833,334
Total	1,289,243	1,870,815

Basic and diluted loss per common share in 2005 includes approximately 2,009,000 shares to be issued.

5. Accounting for Stock-based Compensation:

The Company’s stock option plans are accounted for using the intrinsic-value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The intrinsic-value method requires that compensation expense, if any, be determined by calculating the difference between the fair value of the Company’s common stock and the option’s strike price at a measurement date. The measurement date is generally when the number of shares and the option strike price are known. The Company uses the fair-value method to account for non-employee stock-based compensation. The Company has also adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment to FASB Statement No. 123”. Options issued to non-employees are accounted for using the recognition provisions of SFAS No. 123”, “Accounting for Stock-Based Compensation”, using the fair value-based method.

Other than a modification to options granted to a former employee in final settlement of all claims that are exercisable into 21,125 net shares of common stock at a price of zero, the Company only issued options to acquire 95,000 common shares in the nine months ended September 30, 2005.

The Company has computed the pro forma disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation”, for options granted using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The assumption used and weighted-average information are as follows for the nine months ended September 30, 2005:

Weighted-average fair value of options granted	$1.60
Expected dividend yield-	$–
Risk-free interest rate at grant date	3.44%
Expected stock price volatility	233.16%
Expected option lives (years)	5

If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per basic and diluted share would have been changed to the pro forma amount indicated below for each of the three month and nine month periods ended September 30:

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2005
Applicable to common stockholders:
Net loss, as reported	$(4,202,262)	$(771,118)	$(16,859,697)	$(13,674,785)
Add stock based compensation expense
included in reported net loss	151,595	10,094	813,724	1,087,874
Less total stock-based employee
compensation expense determined under
the fair-value based method for all awards	(509,668)	(1,418)	(1,493,300)	(3,650,884)
Pro forma net loss	$(4,560,335)	$(762,442)	$(17,539,273)	$(16,237,795)

Net loss per common share (basic and diluted):
Reported	$(1.05)	$(0.11)	$(7.73)	$(2.40)
Pro forma	$(1.14)	$(0.11)	$(8.04)	$(2.85)

6. Property and Equipment

Property and equipment consist of the following at:
	December 31,	September 30,
	2004	2005
Leasehold improvements	$5,287,738	$–
Furniture, fixtures and equipment	1,824,819	–
Total	7,112,557	–
Less allowance for valuation impairment	–	–
Accumulated depreciation and amortization	(2,685,514)	–
Property and equipment, net	$4,427,043	$–

In June 2005, the Company sold excess equipment with a net book value of $519,470 ($1,282,901 cost basis, less $763,431 accumulated depreciation) at a loss of $248,599, with proceeds totaling $270,871.

In July 2005, the Company sold the remainder of its equipment with a net book value of $31,220 ($544,958 cost basis, less accumulated depreciation of $320,561 and allowance for valuation impairment of $193,177) at no gain or loss for $31,220.

In July 2005, the Company concluded its negotiated settlement with its former landlord and abandoned its leasehold improvements with a net book value of $20,000 ($5,287,738 cost basis less accumulated amortization of $2,195,423 and allowance for valuation impairment of $3,072,315), but was reimbursed $20,000 by the successor tenant for certain leasehold improvements, resulting in no gain or loss.

7. Intangible Assets and Deferred Expenses:

The cost and accumulated amortization of intangible assets and deferred expenses are as follows:

	December 31,	September 30,
	2004	2005
Purchased technology:
Cost	$15,638,146	$15,638,146
Accumulated amortization	(1,961,396)	(2,938,780)
	$13,676,750	$12,699,366
Patents:
Cost	$500,000	$500,000
Less allowance for valuation impairment	(274,479)	(274,479)
Accumulated amortization	(225,521)	(225,521)
	$–	$–
Technology license:
Cost	$735,916	$–
Less allowance for valuation impairment	–	–
Accumulated amortization	(39,508)	–
	$696,408	$–
Deferred royalties:
Cost	$500,000	$500,000
Accumulated amortization	(41,667)	(72,917)
	$458,333	$427,083

In the quarter ended September 30, 2005, the Company sold all assets related to the technology license for N1177 and PH-50, with a net book value of $102,500 ($735,916 cost basis, less accumulated amortization of $63,095 and allowance for valuation impairment of $570,321) at no gain or loss for $102,500.

8. Accrued Expenses and Assumed Acquisition Obligations:

	December 31,	September 30,
	2004	2005
Assumed acquisition obligations	$1,179,051	$924,784
Accrued payroll, deferred bonuses and related compensation expenses	723,707	527,656
Other accrued expenses	288,543	466,380
	$2,191,301	$1,918,820

During the quarter ended September 30, 2005, the Company reduced its “Assumed acquisition obligations” by $200,000 as a result of reaching overall settlements in litigation and other disputes involving the Purchased Technology. See Note 9.

9. Litigation:

On June 18, 2003, the Company, together with Alliance, the prior owner of the Purchased Technology, filed a complaint against Amersham Health, Inc. and two other Amersham affiliates (now known as GE Healthcare Ltd.) (collectively, “Amersham”) alleging that certain Amersham products infringe on claims in the patents covering Imagent. The complaint alleged that principally through the Optison® product, Amersham infringed on eight patents owned by the Company. The Company further alleged misappropriation of trade secrets as well as other state law claims against Amersham.

Amersham denied the material allegations of the Company’s claims and asserted certain affirmative defenses and counterclaims. Amersham’s counterclaims included claims of patent infringement of the fifteen Amersham patents, breach of contract, breach of good faith and fair dealing, and tortious interference with contract. The Company and Alliance, as well as Amersham, also amended their respective complaints to include allegations of antitrust violations by the other parties.

The Company entered into a Settlement Agreement and License (the “Amersham Settlement”) dated as of September 19, 2005 with Amersham, Alliance and Molecular Biosystems, Inc. The Amersham Settlement resolved the parties’ claims arising under the case described above. Under the terms of the Amersham Settlement, the Company’s technology cross license was valued at $1,200,000 in favor of the Company, for which the Company received $1,000,000 directly from Amersham. The balance, or $200,000, was paid directly by Amersham to Alliance which served as the cash consideration to Alliance under the separate but concurrent Alliance Settlement discussed below. The parties dismissed their litigation and granted each other fully paid-up, irrevocable, royalty-free, non-exclusive cross-licenses, with the right to sublicense, and mutual releases.

In addition, the Company entered into a Settlement Agreement with Alliance (the “Alliance Settlement”) dated as of September 19, 2005 pursuant to which: (i) each party’s respective ongoing obligations to one another under the Asset Purchase Agreement dated June 10, 2003 between the Company and Alliance were terminated, (ii) each party granted the other a mutual general release (which resolved, among other things, the parties’ claims against one another for various accumulated post-closing payments), and (iii) the parties agreed to share in the proceeds of future transactions involving the disposition of the Company’s Imagent asset in accordance with the following schedule:

Proceeds	Alliance Percentage	IMCOR Percentage
$1 to $1,450,0000	10%, not to exceed $100,000	90%
$1,450,001 to $5,000,000	30%	70%
$5,000,001 and above	33.3%	66.7%

On May 11, 2005, the Company was served with an unlawful detainer lawsuit by EOP-Industrial Portfolio, LLC (“EOP”) regarding the Company’s default on its building lease to pay $84,641 of rent that was due April 1, 2005. The future minimum rents due on this lease were approximately $2,490,000 as of March 31, 2005. EOP continued to hold a $297,330 security deposit related to this lease at June 30, 2005. EOP asserted in this lawsuit it was entitled to terminate the lease, demand all past due amounts under the lease immediately due and payable, repossess the premises, demand payment for all related costs and expenses, and/or assert any other rights that may be available in law or in equity. As described in Note 11, as part of a restructuring plan adopted in April and May 2005, the Company has vacated the premises.

On July 19, 2005, the Company concluded two concurrent, interdependent negotiations with both EOP and a new tenant, resulting in the execution of a lease termination agreement with EOP on that date. Pursuant to the terms of this agreement, the Company was allowed to occupy the premises until July 31, 2005, with the only consideration being the surrender of the lease deposit totaling $297,330. The Company was further released from all other obligations, including past due rents totaling approximately $331,292 at July 31, 2005 (approximately $248,469 at June 30, 2005), late payment fees and any future lease payments, commitments and/or contingencies.

10. Shareholders’ Equity:

The following is a summary of stock transactions during the nine months ended September 30, 2005:

The Company issued 105,610 shares of common stock valued at $269,865 to consultants and attorneys which had been classified as “Common Stock To Be Issued” as of December 31, 2004. In conjunction with the issuance of these shares, the Company recorded $10,500 of compensation for a consultant.

One of the Company’s law firms had originally agreed to accept shares of the Company’s common stock for a portion of their services rendered during the period. As of March 31, 2005, approximately 33,000 shares were recorded as “Common Stock To Be Issued” related to $95,135 of services, which had been expensed through that date. However, during the quarter ended June 30, 2005, the law firm advised the Company that it preferred to be compensated for these services in cash payment, to the extent the Company is ultimately able to pay. The Company agreed to this request and has accordingly reclassified the $95,135 from “Common Stock To Be Issued” to accrued expenses.

The Company issued 392,681 shares of common stock valued at $1,193,775 to shareholders for penalties and fees due to shareholders for late registration of their shares during the three months ended March 31, 2005, and an additional 454,149 shares of common stock valued at $666,543 due to shareholders for late registration of their shares during the three months ended June 30, 2005.

The Company has recorded $659,161 of additional penalties and late fees due to shareholders for late registration of their shares, representing approximately 2,008,913 shares of common stock, which are classified as “Common Stock To Be Issued” at September 30, 2005. (As of December 31, 2004, 317,262 shares valued at $850,887 for penalties and fees were recorded and classified as “Common Stock To Be Issued.”)

These shares are collectively issuable to Oxford Bioscience Partners, L.P., MRNA Fund II, L.P. and Mi3 L.P. to satisfy additional late registration penalty obligations calculated through June 30, 2005. In July, 2005, the Company negotiated an agreement with these three parties to cease, effective as of June 30, 2005, the accrual of shares of the Company’s common stock to be delivered to those investors as a penalty for the Company’s failure to have an effective registration statement in place under the terms of the registration rights agreements dated April 19, 2004 between the Company and those investors.

All of the shares issued in January through April 2005 were subject to pending registration statements which are not currently effective. The effectiveness of the registration statements was delayed while the Company responded to the SEC’s various comments which arose during the comment process. Given the Company’s current financial circumstances and its goal to maximize the funds available to its creditors, the Company’s board of directors has determined that the Company will not continue to pursue its efforts to effect the Company’s registration statements currently on file with the SEC (File Nos. 333-122625 and 333-117907). Those registration statements, which are not currently effective, will be withdrawn.

The Company has stopped accruing penalty shares for the security holders who received shares subject to that certain registration rights agreement dated as of April 14, 2004 because without an effective registration statement the Company is unable to abide by the contractual requirement that the penalty shares such parties receive are freely tradable shares. In addition, the Company's obligation to accrue penalty shares stops when the stock has been held for two years and is freely tradable under Rule 144 of the Securities Act of 1933. Because the shares originally issued to the investors have been held for one year, they are tradable subject to the provisions of Rule 144. Therefore, the investors have liquidity despite the absence of an effective registration statement and some investors have already sold under Rule 144.

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

The Company’s board of directors later concluded that, for a variety of factors, including some of which are cited in Notes 2 and 9, it was not probable that the Company would obtain additional cash funds to continue operating even on a limited basis in the near term. Therefore, during May 2005, the Company modified its restructuring plan to include the disposition of its furniture, fixtures and equipment, to vacate its premises, and other steps to effect an orderly cessation or suspension of operations other than those necessary to facilitate completion of the restructuring plan.

The Company incurred approximately $34,000 in cash disbursements for severance pay associated with this restructuring plan during the nine months ended September 30, 2005, and also paid approximately $191,000 in previously accrued vacation obligations, primarily to terminated employees (which is required under California employment laws). The Company also terminated its vacation benefit program, and vacation is no longer accrued for remaining employees. In addition, the Company negotiated two cash retention bonuses totaling $80,000 with two employees deemed integral to the restructuring efforts of the Company as part of this restructuring plan; however, one of the employees, as consideration, also waived any further claim he had to a previously earned, accrued but unpaid bonus of $60,000 from 2003. Accordingly, the Company recognized on a net basis only $20,000 bonus expense in the quarter ended June 30, 2005. The retention bonus obligations were paid as follows: $30,000 during the quarter ended June 30, 2005, $35,000 during the quarter ended September 30, 2005 and the remainder of $15,000, owed to one individual and accrued as of September 30, 2005, was subsequently paid in November 2005. All efforts required of these two individuals were largely concluded by September 30, 2005.

As part of the employee reduction plan, the employment of the Company’s CEO and President was terminated effective May 31, 2005. A reserve for severance (equal to one year’s salary, as required by this individual’s employment contract), amounting to $275,000, was recorded as expense during the quarter ending June 30, 2005, but remains unpaid and is accordingly included in accrued expenses at September 30, 2005.

As also discussed in Note 9, the Company concluded a successful negotiation with EOP, the lessor of the Company’s facility at 6175 Lusk Boulevard, San Diego, California. In conformity with the terms of this agreement, the Company vacated the premises on or about July 31, 2005 and surrendered its lease security deposit totaling $297,330. The Company was released from all other obligations, including past due rents totaling approximately $331,292 at July 31, 2005 (approximately $248,469 at June 30, 2005), as well as late payment fees and any future lease payments, commitments and/or contingencies. Future minimum lease payments at June 30, 2005 eliminated as result of the lease termination agreement totaled approximately $2,285,000 at that date. In addition, Alliance, which was the lease guarantor, was also released from any and all claims, commitments and contingencies.

As a result of the successful adoption of the plan to vacate the premises, the Company recorded a leasehold valuation impairment allowance of approximately $3,072,000 in the quarter ending June 30, 2005, leaving a net carrying value of leasehold improvements as of June 30, 2005 totaling $20,000.

On June 16, 2005, the Company sold the majority of its excess equipment at a public auction, which netted the Company $270,820, $175,000 of which was received by June 30, 2005. The balance of $95,820 was recorded as accounts receivable on that date, and was subsequently received during the quarter ended September 30, 2005. At June 30, 2005 the Company recorded an equipment valuation impairment allowance of approximately $193,000, leaving a net carrying value of $31,220 for unsold equipment remaining as of that date.

The remainder of the Company’s equipment and leasehold interest was subsequently sold during the quarter ended September 30, 2005 for $51,220 and, accordingly, all carrying values of related assets, accumulated depreciation and amortization, and valuation impairment allowances have been adjusted to zero as of September 30, 2005.

During the quarter ending June 30, 2005, the Company solicited interest from several parties regarding its technology license asset, which relates to the Company’s N1177 compound and PH-50, the same or substantially same compound for a different indication. An agreement in principle was reached with a party to acquire these related assets for $102,500, net of third party intermediary compensation costs. Accordingly, the Company recorded a technology license valuation impairment allowance of approximately $570,000 in the quarter ending June 30, 2005, leaving a net carrying value of technology license as of June 30, 2005 of $102,500.

During the quarter ended September 30, 2005, the Company and the third party completed the asset purchase agreement for the sale of the Company’s assets exclusively related to N1177 and PH-50. The sale includes certain patent rights related to N1177 and PH-50 and other intellectual property, including the Company’s technology license asset. The agreement called for an aggregate purchase price (net of a third party intermediary fee, of $102,500) which was due in two payments, the first of which was $71,500 and was paid at closing and the balance of $31,000 was paid prior to September 30, 2005 upon satisfactory conclusion of certain required follow-on activities. Accordingly, all carrying values of this technology license related to its cost, accumulated amortization and valuation allowance have been adjusted to zero as of September 30, 2005.

As a result of the above activities involving the facilities lease termination, sale of equipment and sale of the technology license, the Company recorded asset impairment losses totaling $3,835,813 through September 30, 2005.

As discussed in Note 9, the Company entered into the Amersham Settlement dated as of September 19, 2005 with Amersham, Alliance and Molecular Biosystems, Inc. The Amersham Settlement resolved the parties’ claims arising under the case described above. Under the terms of the Amersham Settlement, the Company’s technology cross license was valued at $1,200,000 in favor of the Company, for which the Company received $1,000,000 directly from Amersham. The balance, or $200,000, was paid directly by Amersham to Alliance which served as the cash consideration to Alliance under the separate but concurrent Alliance Settlement discussed below. The parties dismissed their litigation and granted each other fully paid-up, irrevocable, royalty-free, non-exclusive cross-licenses, with the right to sublicense, and mutual releases.

In addition, the Company entered into the Alliance Settlement with Alliance dated as of September 19, 2005 pursuant to which: (i) each party’s respective ongoing obligations to one another under the Asset Purchase Agreement dated June 10, 2003 between the Company and Alliance were terminated, (ii) each party granted the other a mutual general release (which resolved, among other things, the parties’ claims against one another for various accumulated post-closing payments), and (iii) the parties agreed to share in the proceeds of future transactions involving the disposition of the Company’s Imagent asset.

The Company is evaluating its alternatives with respect to efforts to sell or otherwise maximize asset values related to the Purchased Technology, and will continue to consider as alternatives the sale or license of its remaining assets, a merger or other material transaction. Such a transaction may include selling the Purchased Technology, a license or sale of the patent portfolio underlying the Purchased Technology, a manufacturing rights agreement, or another form of transaction. To date, efforts to solicit interest in such an arrangement have not been successful. However, the Company is still contacting other interested or potentially interested parties, and there remains some potential for a sale, license, development agreement or comparable transaction.

The Company is not currently able to predict what types of arrangements might ultimately be made with potential business partners for Imagent, financial or otherwise. Accordingly, the Company is unable to make any estimates for potential changes to the fair market value of the Purchased Technology, together with the related deferred royalty asset and deferred revenue credits carried on the Company’s balance sheet at September 30, 2005.

Subject to the availability of capital, the Company intends to protect its patent portfolio, and seek additional value for the benefit of creditors and shareholders if factors warrant and the underlying cost-benefit analysis supports such action(s). While the Company’s history of enforcing its rights in patents indicates that there is merit in this approach, patent protection, enforcement and/or possible litigation activities can be costly, time consuming and the results are inherently uncertain, so there can be no assurance that this business strategy will result in net benefits to the Company. Nevertheless, this additional investigation must be conducted before the Company and its board of directors can reach any definitive conclusions as to the net carrying values of the Purchased Technology and the corresponding deferred royalties and deferred revenues.

Our subsidiary, Sentigen, Ltd., a Bermuda entity, currently has no operations. It is likely to be administratively dissolved by the Bermuda authorities.

12. Subsequent Event:

Mr. Jack DeFranco (our acting Principal Executive Officer) was a part-time employee of the Company until October 2005. Mr. DeFranco became a consultant to the Company in November 2005 and is engaged on a part-time, as needed basis through April 30, 2006.

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

The following should be read in conjunction with the Company’s unaudited financial statements included above. References to the “Company,”“IMCOR,”“we,”“us,” or “our” are to IMCOR Pharmaceutical Co. and, where appropriate, our subsidiary, Sentigen, Ltd. (“Sentigen”). References to the “Purchased Technology” are to the medical imaging business of Alliance Pharmaceutical Corp. (“Alliance”) that the Company acquired on June 18, 2003. Imagent® (perflexane lipid microspheres) is a registered trademark owned by IMCOR.

LIQUIDITY AND CAPITAL RESOURCES

The independent auditors’ report dated March 19, 2005 included in our December 31, 2004 Annual Report on Form 10-KSB, as amended, contained the following explanatory paragraph:

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

At September 30, 2005, the Company had cash and cash equivalents of $869,246 and negative working capital of $4,539,237.

During the three month period ended September 30, 2005, our board of directors continued to implement our restructuring plan that resulted in cessation or suspension of substantially all operations, including significant employee reduction-in-force, sale of excess equipment, suspension of manufacturing and clinical activities, cessation of manufacturing and selling activities, vacating our premises, and the sale of certain of our technology.

We entered into a Settlement Agreement and License (the “Amersham Settlement”) dated as of September 19, 2005 with GE Healthcare Ltd. (f/k/a Amersham plc, Amersham Health, Inc. and Amersham Health AS) (collectively “Amersham”), Alliance and Molecular Biosystems, Inc. (“MBI”). The Amersham Settlement resolves the parties’ claims arising under the case captioned IMCOR Pharmaceutical Co., Alliance Pharmaceutical Corp. and Molecular Biosystems Inc. v. Amersham Health Inc., Amersham Health AS and Amersham plc., Civil Action No. 03-2853 (SRC) filed in the United States District Court, District of New Jersey. Under the terms of the Amersham Settlement, the Company’s technology cross license was valued at $1,200,000 in favor of the Company, for which the Company received $1,000,000 directly from Amersham. The balance, or $200,000, was paid directly by Amersham to Alliance which served as the cash consideration to Alliance under the separate but concurrent Alliance Settlement discussed below. The parties granted each other fully paid-up, irrevocable, royalty-free, non-exclusive cross-licenses, with the right to sublicense, and mutual releases.

In addition, we entered into a Settlement Agreement with Alliance (the “Alliance Settlement”) dated as of September 19, 2005 pursuant to which: (i) each party’s respective ongoing obligations to one another under the Asset Purchase Agreement dated as of June 10, 2003 between IMCOR and Alliance were terminated, (ii) each party granted the other a mutual general release (which resolved, among other things, the parties’ claims against one another for various accumulated post-closing payments), and (iii) the parties agreed to share in the proceeds of future transactions involving the disposition of our Imagent® (perflexane lipid microspheres) asset. As a result of the Alliance Settlement, a variety of receivables, payables and other obligations between us and Alliance were settled without any additional payment from us during the quarter ended September 30, 2005.

The $1,000,000 that we received directly from Amersham has been utilized and/or allocated for future use as follows:

•
$93,500 for payment of patent and other legal work that we incurred during the final steps of settlement negotiations with Amersham and Alliance, which was critical and integral to reaching a satisfactory conclusion to those disputes;

•
$150,000 as a reserve for payment of short-term patent related costs if necessary as part of our efforts to preserve the value of the Purchased Technology while we attempt to sell, license or enter a comparable transaction;

•	$60,000 as a reserve to investigate the commercial activities of third parties to protect our patents that are part of the Purchased Technology;

•
up to $225,000 for accounting, legal, and other administrative expenses necessary to prepare filings, audits, and to meet our other compliance and reporting requirements under the Securities and Exchange Commission rules while we consider and pursue our alternatives concerning our remaining assets, and as we manage the process of dealing with our creditors and otherwise undertake activities to maximize value for our creditors and shareholders on a fair pro rata and appropriate priority basis; and

•	$471,500 as a pool of cash to satisfy first our unsecured creditors whose claims as of September 30, 2005 totaled approximately $4,900,000. As of September 30, 2005, we have no secured debt.

As conditions may warrant from time to time, we may modify and adjust these allocations for any remaining proceeds.

We do not expect to receive any additional significant cash infusions in the short term, and it remains unlikely that any cash can be generated from the Purchased Technology by December 31, 2005.

We are still considering our alternatives with respect to efforts to sell or otherwise maximize asset values related to the Purchased Technology, and will continue to consider as alternatives the sale or license of our remaining assets, a merger or other material transaction. Such a transaction may include selling the Purchased Technology, a license or sale of the patent portfolio underlying the Purchased Technology, a manufacturing rights agreement, or another form of transaction.

We are not currently able to predict what arrangements, if any, might ultimately be made with potential business partners for Imagent, financial or otherwise, and do not currently have sufficient evidence to require, or support for making any estimates for potential changes to the fair market value of the Purchased Technology, together with the related deferred royalty asset and deferred revenue credits carried on our balance sheet at September 30, 2005.

Therefore, we have not made any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities related to our remaining assets that may result from this continuing uncertainty.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2004 and 2005

As a result of the restructuring plans adopted in April and May of 2005, and which continue to be carried out through September 30, 2005, the results of the third quarter of 2005 are not likely to be indicative of the remaining quarter of the fiscal year.

Revenue and License Fees
We have not generated significant product revenues during 2004 or 2005 due to capital constraints limiting our sales and marketing capability and the cessation of manufacturing operations related to the closing of our FDA-approved manufacturing facility. Any sales of products are therefore included in our financial statements under “investment and other income.”

License revenue relates to the amortization of the deferred license revenue received in late 2003, 2004 and 2005. The increase in license revenue relates to the amortization of the additional license revenue deferred primarily in October 2004 ($4,000,000).

Research and Development
Essentially all of our research expenses since the third quarter of 2004 until early second quarter 2005 have been directed toward infrastructure and expenses associated with regulatory compliance and continued development of Imagent for new indications and the maintenance of our manufacturing capability. During the third quarter of 2005 (presented below), the majority of the costs have been expended with a focus on patent considerations only, in keeping with our overall objective to preserve net asset values for the benefit of creditors and shareholders. Our regulatory and clinical operations were discontinued by the beginning of the quarter ended September 30, 2005 as part of our restructuring plan.

The following is a summary of our major research and development cost categories (all amounts approximate):

	Three months ended September 30, 2004	Three months ended September 30, 2005	Increase/ (Decrease) 2004 to 2005
Personnel	$516,000	$–	$(516,000)
Contract consultants	292,000	(4,000)	(296,000)
Patent costs	52,000	24,500	(27,500)
Production facilities costs	50,000	–	(50,000)
Supplies	42,000	1,000	(41,000)
Gain on equipment lease settlement	–	–	–
Other	11,000	32,500	21,500
Total	$963,000	$54,000	$(909,000)

Personnel, contract consultants, patent, production facilities costs and supplies all decreased from the quarter ended September 30, 2004 to negligible amounts during the comparable 2005 period, primarily due to our cessation of operations and implementation of other aspects of our restructuring plan, which had commenced in the prior quarter ending June 30, 2005.

Selling, General and Administrative Expense
The following is a summary of the major cost categories in selling general and administrative expenses (all amounts approximate):

	Three months ended September 30, 2004	Three months ended September 30, 2005	Increase/ (Decrease) 2004 to 2005
Personnel	$324,000	$78,000	$(246,000)
Contract consultants	429,000	117,000	(312,000)
Stock options	152,000	10,000	(142,000)
Legal and accounting	560,000	94,000	(466,000)
Fees	248,000	–	(248,000)
Facilities costs	413,000	50,000	(363,000)
Insurance	185,000	90,000	(95,000)
Depreciation & amortization	486,000	–	(486,000)
Amortization-purchase technology	326,000	325,000	(1,000)
Other	211,000	114,000	(97,000)
Total	$3,334,000	$878,000	$(2,456,000)

All costs, except non-cash amortization of Purchased Technology, decreased significantly from 2004 to 2005 largely as a result of our cessation of operations and implementation of all other aspects of our restructuring plan, which had commenced in the prior quarter ending June 30, 2005.

Contract consultant charges decreased from the quarter ended September 30, 2004 to the comparable 2005 period due to the restructuring plan commenced in the second quarter of 2005, and have been focused on the most pertinent activities necessary to preserve overall asset values for the benefit of creditors and shareholders and maintaining compliance with the Company’s ongoing duties to maintain its public filings with the Securities and Exchange Commission. In addition, the 2004 contract consultant charges included product marketing costs for the Imagent product incurred with a third party, whose contract was cancelled in December 2004.

Stock option expense decreased primarily due to the reductions of personnel on the Company’s roles as part of the overall restructuring plan, resulting in the early termination of unvested stock options which had previously been issued at then below market strike prices to certain former employees.

Legal and accounting expense decreased from the quarter ended September 30, 2004 to the comparable 2005 period, primarily due to decreased legal fees associated with litigation as a result of the stay of the litigation, pending settlement discussions which successfully concluded by September 30, 2005.

There were no fees incurred in the third quarter 2005 related to late registration penalties that began accruing in January 2005 for shares for which the Company has filed two registration statements, one of which was declared effective, but then was suspended because updated information was required, and the second of which has never been declared effective. We have stopped accruing penalty shares for the security holders who received shares subject to that certain registration rights agreement dated as of April 14, 2004 because without an effective registration statement we are unable to abide by the contractual requirement that the penalty shares such parties receive are freely tradable shares. In general, privately issued shares held by the investors for one year may be sold under Rule 144.

Fees incurred in the third quarter of 2004 related primarily to late registration penalties associated with our equity transaction concluded with investors on June 30, 2004.

Depreciation and amortization of equipment, leasehold improvements and Technology License was non-existent in 2005, as these assets were taken out of service and/or impaired as to remaining valuations at June 30, 2005, and have since been completely conveyed and/or abandoned by September 30, 2005.

Amortization of Purchased Technology did not change between periods, as we continue to amortize this asset pending making an ultimate determination as to its carrying value and alternative transactions which might give rise to additional liquidity associated with this asset.

Investment and Other Income
Investment and other income in the third quarter of 2005 decreased from the comparable period in 2004, primarily due to the lack of revenues from sales of our Imagent product as a result of our curtailing of marketing efforts in 2005 as part of our restructuring plan.

Interest Expense
Interest expense in the third quarter of 2005 decreased by nominally compared to the comparable period in 2004, due to the reduction of the Company’s notes payable and other interest bearing obligations during the second through fourth quarters of 2004.

Nine Months Ended September 30, 2004 and 2005

As a result of the restructuring plans adopted in April and May of 2005, and which continue to be carried out through September 30 2005, the results of the nine months ending September 30, 2005 are not likely to be indicative of the remaining quarter of the fiscal year.

Revenue and License Fees
We have not generated significant product revenues during 2004 or 2005 due to capital constraints limiting our sales and marketing capability. Any sales of products are therefore included in our financial statements under “investment and other income.”

License revenue relates to the amortization of the deferred license revenue received in 2004 and 2005. The increase in license revenue relates to the amortization of additional license revenue deferred in April 2004 ($2,000,000) and October 2004 ($4,000,000).

Research and Development
Essentially all of our research expenses since the third quarter of 2004 until early second quarter 2005 have been directed toward infrastructure and expenses associated with regulatory compliance and continued development of Imagent for new indications and the maintenance of our manufacturing capability. Since early in the second quarter of 2005, the majority of the costs have been expended with a focus on patent, regulatory and clinical considerations in keeping with our overall objective to preserve net asset values. In August 2005, we notified the FDA that we suspended any activity related to the Investigational New Drug Application.

The following is a summary of our major research and development cost categories (all amounts approximate):

	Nine months ended September 30, 2004	Nine months ended September 30, 2005	Increase/ (Decrease) 2004 to 2005

Personnel	$1,667,000	$746,000	$(921,000)
Contract consultants	581,000	341,000	(240,000)
Patent costs	259,000	108,500	(150,500)
Production facilities costs	236,000	27,000	(209,000)
Supplies	180,000	17,000	(163,000)
Gain - equipment lease settlement	(126,000)	–	126,000
Other	53,000	169,500	116,500
Total	$2,850,000	$1,409,000	$(1,441,000)

Personnel, contract consultants, patent, production facilities costs and supplies all decreased from the nine months ended September 30, 2004 to the comparable 2005 period, primarily due to our efforts to cut expenses and implement our restructuring plan. The majority of these 2005 costs were incurred in the six months ended June 30, 2005 related to our efforts to initially commence our Phase II clinical trials for a new indication for Imagent (primarily incurred January - mid-April 2005), and then, upon the Board’s decision to implement our restructuring plan, since mid-April 2005 converting our efforts to preserve asset values for the benefit of creditors and shareholders.

Selling, General and Administrative Expense
The following is a summary of the major cost categories in selling general and administrative expenses (all amounts approximate):

	Nine months ended September 30, 2004	Nine months ended September 30, 2005	Increase/ (Decrease) 2004 to 2005
Personnel	$1,214,000	$825,000	$(389,000)
Contract consultants	1,525,000	564,000	(961,000)
Stock options	814,000	1,088,000	274,000
Legal and accounting	1,468,000	1,302,000	(166,000)
Fees	1,000,000	1,677,000	677,000
Facilities costs	1,209,000	836,000	(373,000)
Insurance	532,000	389,000	(143,000)
Depreciation & amortization	1,414,000	617,000	(797,000)
Amortization of purchase technology	978,000	977,000	(1,000)
Other	1,012,000	408,000	(604,000)
Total	$11,166,000	$8,683,000	$(2,483,000)

Personnel, contract consultants, facilities and insurance expenses decreased from the nine months ended September 30, 2004 to the comparable 2005 period, primarily due to our efforts to cut expenses and implement our restructuring plan.

Personnel costs incurred during the nine months ended September 30, 2004 include a contractually obligated bonus of $206,250 to our then chief executive officer, which remains unpaid in its entirety at September 30, 2005. In addition, the personnel costs incurred for the nine months ended June 30, 2005 include approximately $329,000 in net one-time charges for severance and incentive retention bonuses. Gross charges incurred during the nine months ended June 30, 2005 totaled $389,000, but were offset by the waiver of a previously granted but unpaid bonus of $60,000 negotiated as part of the retention bonus arrangement made with our chief operating officer. Of the gross charges of $389,000, $34,000 represented nominal severance incentives paid to former staff in order to induce an orderly restructuring of our affairs as they transitioned from our employ, $275,000 reflects the accrual of a one year salary severance obligation contractually owed to our former chief executive officer whose employment with us ended on May 31, 2005 (and which also remains unpaid in its entirety at September 30, 2005) and $80,000 in incentive retention bonuses issued in favor of our chief operating officer and one other employee who are both deemed integral to conducting the orderly restructuring of our operations in a manner necessary to preserve net asset values for creditors and shareholders. Of this $80,000, $30,000 was paid during the quarter ending June 30, 2005, another $35,000 was paid in the quarter ending September 30, 2005, and $15,000 remains accrued as of September 30, 2005. (This final $15,000 has been paid out subsequent to September 30, 2005.)

Contract consultant charges decreased significantly from the nine months ended September 30, 2004 for the comparable 2005 period, due to the restructuring plan commenced in the second quarter of 2005 and our cancellation in December 2004 of a contract we had with a third party to market the Imagent product in December 2004.

Stock option expense increased during the nine month period ended September 30, 2005 over the comparable 2004 period, primarily due to the accelerated expense recognition of approximately 88,290 option-shares which had previously been issued at then below market strike prices to our former chief executive officer, but which became 100% vested on his employment termination date of May 31, 2005. (Total option-shares vesting in favor of our former chief executive officer on May 31, 2005 totaled approximately 315,594, but the additional option-shares had been issued at strike prices at least equal to fair market value or had been previously expensed, all for no current effect.)

Legal and accounting expense did not vary significantly from the nine months ended September 30, 2005 from the comparable period in 2004. Costs incurred during the first six months of 2005 were relatively higher, primarily due to increased legal fees associated with litigation and various registration statement filings with the Securities Exchange Commission and an increase in the audit fees for the Company’s 2004 Annual Report on Form 10-KSB filed in March 2005, as amended. However, as a result of completing or curtailing these activities, costs for these items were lower in the third quarter of 2005.

Fees incurred during the nine months ended September 30, 2005 relate almost entirely to late registration penalties that began accruing in January 2005 for shares for which we have filed two registration statements, one of which was declared effective, but then was suspended because updated information was required, and the second of which has never been declared effective. We have stopped accruing penalty shares for the security holders who received shares subject to that certain registration rights agreement dated as of April 14, 2004 because without an effective registration statement we are unable to abide by the contractual requirement that the penalty shares such parties receive are freely tradable shares. In general, privately issued shares held by the investors for more than one year may be sold under Rule 144.

Fees incurred during the nine months ended September 30, 2004 related primarily to a) carrying costs associated with various Xmark obligations, a former note holder and investor which held a secured blanket position in our assets, which was released when the obligations were extinguished in the fourth quarter of 2004 and b) the commencement of the incurrence of late registration penalties associated with obligations arising from the Company’s equity transaction previously concluded June 30, 2004, and for which the Company was unable to meet its registration requirements to those shareholders.

Depreciation and amortization costs decreased from the nine months ended September 30, 2004 for the comparable 2005 period by more than 50%, as we terminated the recording of depreciation after April 2005, at which time we took equipment out of use and prepared it for our public auction conducted in June 2005.

Loss on Sale of Equipment
In the nine months ended September 30, 2005, we incurred a loss of $248,599 on excess equipment which was primarily sold at public auction in June 2005. Net book value for this equipment totaled $519,470 ($1,282,901 cost basis, less $763,431 accumulated depreciation), with cash proceeds totaling $270,871.

Impairment Losses
In the nine months ended September 30, 2005, we recorded the impairment losses totaling $3,835,813 in order to reflect fair market value of certain assets for which were able to make reasonable estimations, all as a result of our restructuring activities:

•	Leasehold improvements - approximately $3,072,500 (reduced to carrying value $20,000);

•	Equipment - approximately $193,000 (reduced to a carrying value $31,220); and

•	Technology license - approximately $570,500 (reduced to a carrying value $102,500).

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

Investment and Other Income
Investment and other income for the nine months ended September 30, 2005 decreased from the comparable period in 2004, primarily due to income recorded related to the settlement of a lease obligation in 2004 for an amount less than the original loss provision recorded in 2003. In addition, revenues from sales of our Imagent product were lower in 2005 as a result of our curtailing of marketing efforts in 2005 as part of the implementation of our restructuring plan.

Interest Expense
Interest expense for the nine months ending September 30, 2005 decreased by $556,929 compared to the comparable period in 2004, due to the reduction of our notes payable and other interest bearing obligations during the second through fourth quarters of 2004.

Plan of Operation
In April and May 2005, we adopted a restructuring plan that resulted in cessation or suspension of substantially all operations, including significant employee reduction-in-force, sale of excess equipment, suspension of manufacturing and clinical activities, cessation of current selling activities, vacating its premises, and the sale of certain of our technology. We were also successful in helping locate a third party to occupy our facility, and accordingly were able to successfully negotiate a lease termination agreement which was concluded in July 2005. However, abandoning our facility resulted in us no longer being able to manufacture Imagent ourselves.

We have also sold our equipment and other licensed technology assets except for the Imagent Purchased Technology.

Therefore, we are currently unable to operate in a manner that would allow us to further develop or promote the Imagent product. In August 2005, we notified the FDA that we suspended any activity related to the Investigational New Drug Application. During the next several months, we will focus our limited resources primarily on preserving the value of the Purchased Technology, to the extent possible, and exploring various options concerning our business, including joint venturing, licensing or selling our Imagent Purchased Technology and other possible strategic transactions. We no longer have current human, financial and other resources available to us at this time to carry out our original business plan or fully develop and commercialize Imagent on our own.

Contractual Obligations
The following table summarizes our approximate contractual obligations as of September 30, 2005 and the effect such obligations are expected to have on our liquidity and cash flow for future periods:

	Total
	Obligations	Remainder
	All Years	2005	2006	2007	2008
Operating lease obligations	$113,000	$40,000	$73,000	$–	$–
Notes payable	192,000	192,000	–	–	–
Other liabilities- past due	2,411,000	2,411,000	–	–	–
Accounts payable- past due	1,896,000	1,896,000	–	–	–
Total contractual cash obligations	$4,612,000	$4,539,000	$73,000	$–	$–

We have been released from operating lease obligations totaling approximately $2,285,000, which were related to our facilities lease at 6175 Lusk Boulevard in San Diego, pursuant to a lease termination agreement executed July 19, 2005 and made effective on or about July 31, 2005.

As of September 30, 2005, we have not entered into any purchase orders for capital equipment.

Significant Estimates
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an on-going basis, we evaluate our estimates and judgments, including those related to evaluation of impairment analysis of long-lived assets. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe our most significant estimates relate to the impairment analysis we perform on long-lived assets to assess when a change in circumstances indicates that the carrying value may not be recoverable and we estimate the probable future cash flows related to that asset. We base our valuation assumptions on currently available information including estimates of market size and penetration, pricing, competitive threats and general operating expenses. These estimates may change and such changes may impact future estimates of carrying value.

Recent Accounting Pronouncements
In December 2004, the FASB issued revised Statement of Financial Accounting Standards No. 123 (SFAS No. 123R), Share-Based Payment. This standard eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R is effective for Small Business Issuers for financial statements issued for the first interim period beginning after December 15, 2005. Currently, the Company discloses the pro forma net income and related pro forma income per share information in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation Costs--Transition and Disclosure. The Company is evaluating the impact of this statement, which could have a material impact on its results of operations.

In December 2004, the FASB issued FAS 153, Exchanges of Non-monetary Assets. The provisions of this Statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of this Statement should be applied prospectively, and eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Non-monetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of this accounting pronouncement did not have a material effect on the consolidated financial statements.

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

ITEM 3. CONTROLS AND PROCEDURES

In September 2004, our management concluded that there were certain reportable conditions and material weaknesses in our internal controls and procedures. As noted in our Annual Report on Form 10-KSB for the year ended December 31, 2004, as amended, we believe we had taken steps and had started to implement remediation procedures to address the identified reportable conditions and material weaknesses. However, based on our limited capital resources and the adoption of a restructuring plan in April 2005, which included a reduction-in-force of a majority of our full-time employees and part-time employees or consultants who perform administrative support, manufacturing and related functions, we have been unable to complete the previously identified remediation plans. As a result, certain of the previously identified reportable conditions and material weaknesses, particularly those related to the small size of our accounting staff and the limited number of our financial and accounting personnel still exist.

Although certain material weaknesses in internal controls and procedures previously disclosed have not been fully remediated, we believe that changes and procedures that were implemented and remain in place, including (i) engaging of Larry D. Grant as a financial consultant, (ii) adding Darlene Deptula-Hicks to our Audit Committee, (iii) requiring the Executive Committee of the Board to ratify routine and/or recurring expenditures and approve significant commitments and non-routine expenditures and payments, (iv) requiring both Larry D. Grant and our Principal Executive Officer review and approve incurring all significant obligations and remitting payments, (v) adopting of separate Codes of Ethics for all employees and for senior executives and finance personnel, (vi) adopting or updating of the charters of our Audit and Compensation Committees, and (vii) creating of a Disclosure Committee and adopting of a Disclosure Committee Charter, mitigate and reduce the likelihood of material misstatements or improper disclosures in our financial statements and reports. In addition, the cessation of operations and discharge of employees simplifies the complexity and reduces the number of transactions we must monitor, thereby significantly simplifying the internal control process.

Our Principal Executive Officer (who was a part-time employee of the Company until October 2005 but remains available under a consulting agreement) has previously consulted with Larry D. Grant and has participated in the evaluation of our disclosure controls (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2005 and, based on that evaluation, concluded that due to insufficient staff our disclosure controls and procedures were not fully effective to ensure timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act, and the rules and regulations thereunder. However, to the extent corrections and improvements in internal controls and disclosure controls and procedures cannot be implemented and/or maintained, management believes appropriate oversight and review is currently in place in light of the minimal transactions conducted during this quarter to prevent material misstatements in our interim financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 2003, IMCOR, together with Alliance, the prior owner of the Purchased Technology, filed a complaint against Amersham, alleging that certain Amersham products infringe on claims in patents covering Imagent. The case was captioned as IMCOR Pharmaceutical Co. and Alliance Pharmaceutical Corp. v. Amersham Health Inc. et. al., Civil Action No. 03CV2853 (SRC), in the United States District Court for the District of New Jersey. Our complaint alleged that principally through their Optison® product, Amersham infringed on eight patents owned by us. The complaint further alleged misappropriation of trade secrets as well as other state law claims against Amersham.

Amersham denied the material allegations of the claims and asserted certain affirmative defenses and counterclaims. Amersham’s counterclaims against us included claims of patent infringement of the fifteen Amersham patents, breach of contract, breach of good faith and fair dealing, and tortious interference with contract. IMCOR and Alliance, as well as Amersham, also amended their complaints to include allegations of antitrust violations by the other parties.

We entered into the Amersham Settlement dated as of September 19, 2005 with Amersham, Alliance and MBI. The Amersham Settlement resolved the parties claims arising under the case described above. Under the terms of the Amersham Settlement, the Company’s technology cross license was valued at $1,200,000 in favor of the Company, for which the Company received $1,000,000 directly from Amersham. The balance, or $200,000, was paid directly by Amersham to Alliance which served as the cash consideration to Alliance under the separate but concurrent Alliance Settlement discussed below. The parties dismissed their litigation, granted each other fully paid-up, irrevocable, royalty-free, non-exclusive cross-licenses, with the right to sublicense, and mutual releases.

In addition, we entered into the Alliance Settlement dated as of September 19, 2005 with Alliance pursuant to which: (i) each party’s respective ongoing obligations to one another under the Asset Purchase Agreement dated as of June 10, 2003 between IMCOR and Alliance were terminated, (ii) each party granted the other a mutual general release (which resolved, among other things, the parties’ claims against one another for various accumulated post-closing payments), and (iii) the parties agreed to share in the proceeds of future transactions involving the disposition of our Imagent asset.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ending September 30, 2005, we issued 952,440 shares of our common stock as compensation for past services and to satisfy late registration penalties, without registration under the Securities Act. These securities were offered and sold by us in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering, and/or Rule 701 under the Securities Act relating to transactions occurring under compensatory benefit plans. We relied on representations and warranties from the purchaser of the securities that they were acquiring the securities for their own account and not with a view to, or for sale in connection with, any distribution of the securities in violation of the Securities Act. The following is a summary of the common shares issued:

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

All of the shares issued in January through April 2005 were subject to pending registration statements which are not currently effective. The effectiveness of the registration statements was delayed while we responded to the SEC’s various comments which arose during the comment process. Given our current financial circumstances and its goal to maximize the funds available to our creditors, our board of directors has determined that we will not continue to pursue our efforts to effect our registration statements currently on file with the SEC (File Nos. 333-122625 and 333-117907). Those registration statements, which are not currently effective, will be withdrawn.

We have stopped accruing penalty shares for the security holders who received shares subject to that certain registration rights agreement dated as of April 14, 2004 because without an effective registration statement we are unable to abide by the contractual requirement that the penalty shares such parties receive freely tradable shares. In general, privately issued shares held by investors for more than one year may be sold under Rule 144.

Many of our investors have held their shares in the Company for more than a year and will be qualified to sell their shares under Rule 144, subject to the restrictions set forth therein; indeed, several such investors have sold shares utilizing Rule 144. However, given our current financial situation, at some point in the fourth quarter of 2005 or thereafter we may elect to cease reporting under the Exchange Act, and as a result, investors will no longer be eligible to resell their shares of our common stock under Rule 144.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

RISK FACTORS

RISKS RELATED TO OUR FINANCING AND OPERATIONS AND COMMON STOCK

We currently have insufficient funds available to pay all of our liabilities.

Our cash and cash equivalents at September 30, 2005 was $869,246. At September 30, 2005, we had current liabilities, excluding the current portion of deferred licensing revenue of $813,379, totaling approximately $4,902,202.

We have implemented a restructuring plan which resulted in a reduction-in-force of most of our employees, terminating sales efforts and manufacturing operations, terminating clinical development, vacating our leased premises, selling our furniture, fixtures and manufacturing equipment, and selling our rights to N1177 (an iodine-based nanoparticulate contrast agent) and PH-50, which is the same or substantially similar compound as N1177 for a different indication. Our board of directors has authorized actions necessary to effectuate the restructuring plan.

If we are unable to find a partner or buyer of our remaining assets at acceptable prices we will continue to be unable to meet our obligations to our creditors and may enter into bankruptcy proceedings, or liquidate and dissolve under applicable state laws.

We plan to focus our efforts primarily on exploring various options concerning our business, including licensing or selling all or a portion of our remaining assets (Imagent), finding a partner with whom to pursue the clinical development and commercialization of Imagent and maintain our patent portfolio. To date, we have not been able to raise sufficient capital to operate the Company, and the difficulties and delays in settling the lawsuit with Amersham have resulted in our vacating our manufacturing facility, stopping the manufacturing of our Imagent product, and terminating clinical development. We need to find an acceptable buyer or partner for our Imagent assets in order to proceed with any type of development plan. If we are not able to find a buyer or partner for these assets in a timely manner and at acceptable prices, we will continue to not have sufficient funds to meet our obligations to our creditors and may be forced into voluntary or involuntary bankruptcy proceedings, or liquidate and dissolve under applicable state laws. The steps to sell or otherwise dispose of our assets (including negotiating agreements and obtaining shareholder approval to the extent required) are costly and will diminish the proceeds available for other purposes.

We expect to incur significant costs in connection with Securities Exchange Act of 1934 compliance and may elect to remove the Company from the Securities Exchange Act of 1934 reporting requirements, which would make Rule 144 resales unavailable to investors.

We are currently subject to the rules of the Exchange Act and the related reporting requirements. Compliance with the reporting requirements of the Exchange Act requires the timely filing of Quarterly Reports on Form 10-QSB, Annual Reports on Form 10-KSB and Current Reports on Form 8-K, among other actions. Our compliance with the reporting requirements involves significant costs and expenditures of management’s time. Given our current financial position and the limited resources of our management, our board of directors may elect to remove the Company from the reporting obligations of the Exchange Act at some point in the fourth quarter of 2005 or thereafter. If we make such an election, investors would not be able to utilize Rule 144 in connection with the resale of their shares of our common stock (until the shares become freely tradable under Rule 144(k)).

Our current financial situation could lead to shareholder or creditor litigation which could result in substantial costs and distract our management from our restructuring efforts.

Historically, companies in financial situations similar to ours have often been the target of litigation by creditors or shareholders. We may become involved in this type of litigation as a result of the actions we have taken and/or our inability to meet our obligations to our creditors and others. As of November 15, 2005, no such lawsuits were pending. However, if such a lawsuit is filed against us, the litigation is likely to be expensive, and, even if we ultimately prevail, the process will divert our attention away from implementing our current restructuring plan. If we do not prevail in such a lawsuit, we may be liable for damages. We cannot predict the amount of such damages, but they may be significant and could further reduce our limited available cash.

We have a history of losses, and we do not expect to achieve or maintain profitability in the future or pay cash dividends.

We have incurred losses since the beginning of our operations. As of September 30, 2005, we have incurred cumulative net losses (before dividends on preferred stock) of approximately $86,866,118. We expect our losses to increase in the future as our financial resources are used to preserve the value of our assets and to the extent possible, pay creditors. It is unlikely that we will be able to achieve or maintain profitability in the future.

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

We have suspended manufacturing operations and vacated our leased manufacturing facility located in San Diego, California. We do not have the resources to resume manufacturing at another facility ourselves and we cannot assume that a third party would be able to take over manufacturing. Any purchaser of Imagent or development or manufacturing partner will be required to comply with FDA manufacturing standards. A new manufacturing facility would require FDA submissions and approvals. Timing of this event, should it occur, would affect initiation of clinical trials and regulatory submissions. All of the above has prevented us from being able to fulfill certain of our contractual obligations to provide product (including fulfilling our obligations under our license agreement with Kyosei Pharmaceutical Co., Ltd.), which could result in disputes or claims against us and/or diminished license revenue.

We no longer maintain any internal quality control and stability program for Imagent.

Since we have suspended manufacturing operations and vacated our leased manufacturing facility located in San Diego, California, we entered in to an agreement with Cardinal Health to maintain and conduct our stability samples. On August 17, 2005, we terminated this agreement and consequently the testing program, resulting in the inability to support any clinical testing of the product beyond its current expiry date of September 2005.

We no longer maintain any clinical or regulatory staff.

We are required to rely on the services of outside consultants for clinical and regulatory advice, and maintenance of the Investigational New Drug application (“IND”) and NDA. If we cannot maintain those contracts, the IND and NDA may have to be abandoned, significantly reducing the assets of the corporation. In August 2005, we notified the FDA that we suspended any activity related to the IND.

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

We depend on a small number of consultants to provide management expertise, and the loss of this expertise may interfere with our operations or delay our ability to implement our restructuring plan.

We currently have one acting Principal Executive Officer (Mr. DeFranco) who was a part-time employee of the Company until October 2005. Mr. DeFranco became a consultant to the Company in November 2005 and is engaged by us on a part-time, as needed basis through April 30, 2006.  We also have retained Larry D. Grant, a consultant, to provide advisory and management services, on a part-time basis, on financial, operational and strategic matters. These individuals have entered into consulting agreements, confidentiality and/or non-competition agreements with us. If an individual performing one of these executive or consulting functions for us terminates his association with us or breaches their agreement with us:

•	We would not have anyone available to promote or negotiate a sale or development transaction with a third-party,

•	We could suffer competitive disadvantage or loss of intellectual property protection, and

•	We could experience a delay in our ability to implement our restructuring plan until we arrange for another individual or firm to fulfill the role.

Two related stockholders have significant voting power, which may delay or prevent a change of control of IMCOR and may limit the trading volume of our common stock.

As of November 18, 2005, two related stockholders controlled approximately 2,738,084 shares, or 55% of our issued and outstanding common stock at that date. In August 2005, these stockholders agreed to stop the accrual, as of June 30, 2005, of their right to receive additional shares of the Company’s common stock as a penalty for the Company’s failure to timely register certain of their shares of common stock. Such additional common shares, which are yet to be issued, total 1,914,885. Upon issuance, these two related stockholders will then control approximately 68% of our pro forma issued and outstanding common stock. This concentration of ownership and control may delay or prevent a change in control of IMCOR, and may also result in a small supply of shares available for purchase in the public securities markets. These factors may affect the market and the market price for its common stock in ways that do not reflect the intrinsic value of our common stock.

We have issued a substantial number of securities convertible into shares of our common stock that will result in substantial dilution to the ownership interests of our existing shareholders.

As of September 30, 2005, we had reserved 2,437,701 shares of our common stock for issuance upon exercise or conversion of warrants or stock options (including options that have been granted and that are available for grant in the future). Furthermore, on October 29, 2004, we issued and sold 4,500 shares of our newly issued Series A Convertible Preferred Stock which are convertible into 833,334 shares of our common stock. As of September 30, 2005 we have obligations to issue 2,008,913 shares of common stock for final tabulated late registration penalties, of which none are issued as of November, 2005.

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

+10.1
Settlement Agreement and License dated as of September 19, 2005 by and among IMCOR Pharmaceutical Co., GE Healthcare Ltd. (f/k/a Amersham plc, Amersham Health, Inc. and Amersham Health AS), Alliance Pharmaceutical Corp. and Molecular Biosystems, Inc. (Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on September 24, 2005 and incorporated herein by reference.)

+10.2
Settlement Agreement dated as of September 19, 2005 by and between IMCOR Pharmaceutical Co. and Alliance Pharmaceutical Corp. (Filed as Exhibit 10.2 to the Company’s current report on Form 8-K filed on September 24, 2005 and incorporated herein by reference.)

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

IMCOR PHARMACEUTICAL CO.

Date: November 18, 2005	By:	/s/ Brian Gallagher

Brian Gallagher (Chairman of the Board and Acting Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

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

+10.1
Settlement Agreement and License dated as of September 19, 2005 by and among IMCOR Pharmaceutical Co., GE Healthcare Ltd. (f/k/a Amersham plc, Amersham Health, Inc. and Amersham Health AS), Alliance Pharmaceutical Corp. and Molecular Biosystems, Inc. (Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on September 24, 2005 and incorporated herein by reference.)

+10.2
Settlement Agreement dated as of September 19, 2005 by and between IMCOR Pharmaceutical Co. and Alliance Pharmaceutical Corp. (Filed as Exhibit 10.2 to the Company’s current report on Form 8-K filed on September 24, 2005 and incorporated herein by reference.)

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