Form 10KSB
period 2005-12-31
IMCOR PHARMACEUTICAL CO
filed 2006-05-02
CIK 761237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File No. 0-23553

IMCOR PHARMACEUTICAL CO.
(Name of small business issuer in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

62-1742885
(I.R.S. Employer Identification No.)

P.O. Box 2389
LA JOLLA, CA 92037
(Address of principal executive offices) (Zip Code)

(858) 410-5601
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  common stock, par value $.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐         No   ☒

The issuer’s revenues for its most recent fiscal year: $725,575.

The aggregate market value of voting and non-voting common stock held by non-affiliates computed as of March 31, 2006, based upon the last sale price of the common stock reported on the Pink Sheets was approximately $230,802.  For purposes of this calculation only, the registrant has assumed that its directors and executive officers, and any person known to the issuer to hold 10% or more of the outstanding common stock, are affiliates.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 31, 2006 was 6,962,455.

PART I.

IMCOR Pharmaceutical Co. and its wholly-owned subsidiary, Sentigen, Ltd., are collectively referred to as “IMCOR,” the “company,” “we,” or “us.” Portions of the discussion in this Form 10-KSB contain forward-looking statements and are subject to the “Risk Factors” described below in Item 1.

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

The company was incorporated on December 28, 1994 as a Nevada corporation under the name MT Financial Group, Inc. (“MT Financial”). On May 15, 1997, MT Financial changed its name to Photogen Technologies, Inc. (then subsequently on February 5, 2004 to IMCOR Pharmaceutical Co. to reflect the changed nature of our business to imaging pharmaceuticals). On March 4, 2005, we effected a one-for-twenty reverse split of our common stock and the trading symbol for our common stock changed to “ICRP.” We also effected a one-for-four reverse split of our common stock in 2002. Unless otherwise indicated, all data (including historical numbers) in this Form 10-KSB reflect the impact of the reverse splits.

We are a development stage pharmaceutical company previously focused on developing medical imaging pharmaceutical products.  We have one FDA approved product, Imagent® (perflexane lipid microspheres), an ultrasound imaging contrast agent that we acquired in June 2003.

As discussed below, we are not currently developing our technologies or manufacturing products using those technologies and, instead, we are implementing a restructuring plan and evaluating our alternatives with respect to efforts to maximize value to the company, and our shareholders and creditors. We will continue to consider as alternatives the sale or license of our remaining assets, a merger or other strategic transaction.

TECHNOLOGIES AND PRODUCTS: IMAGENT

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

Imagent is a sterile powder comprising hollow, porous microspheres that contain the internal gases perflexane vapor and nitrogen. It was sold in a complete kit which includes the sterile water for reconstitution and all other components necessary to prepare and administer the agent; all of which are conveniently stored at room temperature. When the sterile water is added, the formulation is a dispersion of flexible, surfactant-coated microbubbles in a buffered solution. The microbubbles suspended within this solution are, on average, smaller than a red blood cell and, upon injection, circulate freely within the small blood vessels, through the organs and tissue. During an ultrasound exam, the microbubbles are highly “echogenic” in that they strongly reflect the ultrasound beam and provide enhancement within the area being examined.

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

As part of the Imagent acquisition, we also assumed a worldwide development and commercialization agreement for Imagent with Schering Aktiengesellschaft (“Schering AG”) providing us exclusive rights to market the product worldwide until mid-2008, with Schering AG to be paid a royalty based on a percentage of net sales.  At the expiration of the period, we have the right to pay all of any remaining royalty obligations to Schering AG up to $20,000,000 and thus retain all rights to the product on a worldwide basis, or alternatively, to allow Schering AG the opportunity to obtain co-promotion rights along with us. With the ability to enter into worldwide development and commercialization agreements for Imagent, in December 2003, we entered into a product license agreement with Kyosei Pharmaceutical Co., Ltd. (“Kyosei”), a unit of Sakai Chemical Industry Co. Ltd., for the development and marketing of Imagent in Japan for all radiology and cardiology indications.  We expect to modify the Kyosei agreement as part of our restructuring plan.

 In connection with our restructuring plan, we have suspended manufacturing operations and vacated our leased manufacturing facility located in San Diego, California. On May 18, 2005, we notified the FDA of the cessation of our manufacturing operations. Because we no longer manufacture Imagent a sales staff is not necessary. Therefore, we no longer maintain the contract sales agreement with Cardinal Health, Inc. for the sale of Imagent. See “Risk Factor -- We no longer maintain any internal quality control and stability program for Imagent,” below.

In October 2004, we entered into a non-exclusive technology cross-license agreement with Bristol-Myers Squibb Medical Imaging, Inc. covering ultrasound contrast agent patents. Under the agreement, Bristol-Myers Squibb Medical Imaging, Inc. and IMCOR will have the right to further develop and commercialize their respective ultrasound contrast imaging agents without risk of infringing upon the other company’s patent rights and without having to pay further license fees or royalties. We received a total payment of $8,500,000 under the terms of the license agreement and a related stock purchase agreement with Bristol-Myers Squibb Company for our Series A Convertible Preferred Stock, and we will have the right of first negotiation to license select compounds from Bristol-Myers Squibb Medical Imaging, Inc.. Elsewhere in this Form 10-KSB, we refer to Bristol-Myers Squibb Medical Imaging, Inc. and Bristol-Myers Squibb Company collectively as “Bristol-Myers Squibb.” In 2005, we also entered into a cross-license agreement with affiliates of GE Healthcare Ltd. to settle patent infringement litigation. This license was valued at $1,200,000 in favor of IMCOR, for which we received $1,000,000 directly. The balance, or $200,000, was paid directly to Alliance.

MARKETS FOR IMAGENT

The market for the current indication of all ultrasound contrast agents is for use in imaging patients with sub-optimal echocardiograms. The potential of this market is anticipated to be approximately 20% of the 18 million echocardiograms performed annually in the U.S. The larger market opportunity will be for indications in the diagnosis of coronary artery disease (“CAD”).

Approximately 13 million Americans have CAD. It is the number one contributor to death in America, accounting for almost 1 in 5 deaths. CAD occurs when the coronary arteries become blocked with plaque and no longer deliver adequate amounts of blood, containing nutrients and oxygen, to the heart. The two most commonly used non-invasive imaging techniques for the detection of CAD are nuclear stress perfusion imaging and stress echocardiography imaging. A nuclear stress perfusion examination involves the injection of radioactive labeled drugs at rest and during stress initiated by physical activity or administration of a drug. The patient is then imaged, most commonly using SPECT (single photon emission computed tomography) cameras to detect disparities between the stress and resting perfusion (blood flow) in major areas of the myocardium. Nuclear imaging assesses blood flow to the heart muscle by the radioactive material attaching to live muscle cells of the heart, providing a difference in enhancement between labeled and non-labeled tissue. The limitations of nuclear cardiology are that it:

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

Stress echocardiography imaging, or stress echo, assesses the ability of the heart to contract and circulate blood by observing motion of the walls of the heart in real time. Patients with CAD typically have inadequate perfusion to certain segments of the heart. The reduced flow, during stress, will cause the walls of the heart to move abnormally particularly when increased demands on the heart require more blood flow. This is detected as wall motion abnormalities during a stress echo. Stress is induced in the patient by exercise or pharmacologic agents. This imaging procedure is performed in 30-45 minutes. There are approximately 3 million stress echo studies performed in the U.S. each year.

Following a positive exam by either nuclear stress imaging or stress echo imaging, an invasive coronary angiogram is usually conducted for a definitive diagnosis and to determine the best method for treatment. This is an invasive examination whereby a catheter in inserted in the major artery of the thigh, and threaded to the heart vessels to inject an x-ray contrast agent. The procedure allows visualization of the coronary blood vessels, but involves safety risks and requires at least a day’s stay in the medical unit. There are about 3 million of these procedures performed annually in the U.S. Each procedure costs about $3,000.

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

RAW MATERIALS SUPPLY

We have no existing agreements with any raw material providers. Any party to whom we grant the right to further develop Imagent would have to enter into such agreements.

RESTRUCTURING PLAN

In April 2005, we adopted an initial restructuring plan which included a reduction-in-force of a majority of the full-time employees and part-time employees or consultants who perform administrative support, manufacturing and related functions. In addition, a limited number of full-time employees were transferred to part-time positions to assist us with the actions necessary to curtail our operations. We also temporarily suspended our manufacturing operations.

Our board of directors later concluded that, for a variety of factors, including some of which are cited in Notes 1 and 13 of our financial statements, it was not probable that we would obtain additional cash funds to continue operating even on a limited basis in the near term. Therefore, during May 2005, we modified our restructuring plan to include the disposition of furniture, fixtures and equipment, to vacate our premises, and other steps to effect an orderly cessation or suspension of operations other than those necessary to facilitate completion of the restructuring plan.

We incurred approximately $34,000 in cash disbursements for severance pay associated with this restructuring plan during the fiscal year ended December 31, 2005, and also paid approximately $191,000 in previously accrued vacation obligations, primarily to terminated employees (which is required under California employment laws). We also terminated our vacation benefit program. In addition, we negotiated two cash retention bonuses totaling $80,000 with two employees deemed integral to our restructuring efforts as part of this restructuring plan; however, one of the employees, as consideration, also waived any further claim he had to a previously earned, accrued but unpaid bonus of $60,000 from 2003. Accordingly, we recognized on a net basis only $20,000 bonus expense in the quarter ended June 30, 2005. The retention bonus obligations have been fully paid and all efforts required of these two individuals were largely concluded by September 30, 2005.

As part of the employee reduction plan, the employment of our CEO and President was terminated effective May 31, 2005. We recorded a reserve for severance (equal to one year’s salary, as required by this individual’s employment contract), amounting to $275,000, as expense during the quarter ending June 30, 2005. This obligation remains unpaid and is accordingly included in accrued expenses at December 31, 2005.

We also concluded a negotiation with EOP-Industrial Portfolio, LLC (“EOP”), the lessor of our facility at 6175 Lusk Boulevard, San Diego, California. Pursuant to the terms of our agreement with EOP, we vacated the premises on or about July 31, 2005 and surrendered our lease security deposit totaling $297,000. We were released from all other obligations, including past due rents totaling approximately $331,292 at July 31, 2005 (approximately $248,469 at June 30, 2005), as well as late payment fees and any future lease payments, commitments and/or contingencies. Future minimum lease payments at June 30, 2005 eliminated as result of the lease termination agreement totaled approximately $2,244,113 at that date. In addition, Alliance, which was the lease guarantor, was also released from any and all claims, commitments and contingencies.

As a result of implementing our plan to vacate the premises, we recorded a leasehold valuation impairment allowance of approximately $3,072,000 in the quarter ending June 30, 2005, leaving a net carrying value of leasehold improvements as of June 30, 2005 totaling $20,000. In July 2005, the remaining net carrying value of the leasehold improvements was written off in connection with our vacating the premises, and therefore its carrying value was $0 at December 31, 2005. Based on a reimbursement of $20,000 received in July 2005 from the successor tenant related to the leasehold improvements, no gain or loss was recorded.

On June 16, 2005, we sold the majority of our excess equipment at a public auction, which netted us $270,820 ($175,000 of which was received by June 30, 2005). The balance of $95,820 was recorded as accounts receivable at that date, and was subsequently received during the quarter ended September 30, 2005. At June 30, 2005, we recorded an equipment valuation impairment allowance of approximately $193,000, leaving a net carrying value of $31,220 for unsold equipment remaining as of that date. This amount was received prior to December 31, 2005 and therefore its carrying value was $0 at December 31, 2005. On June 15, 2005, we notified the California State FDA of our facility shut-down.

The remainder of our equipment and leasehold interest was sold during the quarter ended September 30, 2005 for $51,220 and, accordingly, all carrying values of related assets, accumulated depreciation and amortization, and valuation impairment allowances were adjusted to zero as of December 31, 2005.

Our subsidiary, Sentigen, Ltd., a Bermuda entity, currently has no operations. It is likely to be administratively dissolved by the Bermuda authorities.

During the quarter ending June 30, 2005, we solicited interest from several parties regarding our technology license asset, which related to our iodinated diagnostic compound (called N1177 and PH-50, substantially same compound for different indications). An agreement in principle was reached with a party to acquire these related assets for $102,500, net of third party intermediary compensation costs. Accordingly, we recorded a technology license valuation impairment allowance of approximately $570,000 in the quarter ending June 30, 2005, leaving a net carrying value of technology license as of June 30, 2005 of $102,500.

During the quarter ended September 30, 2005, we and the third party completed the asset purchase agreement for the sale of our assets exclusively related to N1177 and PH-50. The sale included certain patent rights related to N1177 and PH-50 and other intellectual property, including our technology license asset. The agreement called for an aggregate purchase price (net of a third party intermediary fee of $102,500) which was due in two payments, the first of which was paid at closing and the balance of $31,000 was paid prior to year end upon satisfactory conclusion of certain required follow-on activities. Accordingly, all carrying values of this technology license related to its cost, accumulated amortization and valuation allowance have been adjusted to zero as of December 31, 2005.

When Imagent was initially acquired in June 2003, we acquired the underlying technology of the FDA approved product Imagent, and an ongoing operation which held the possibility at the time that we could generate at least two strategic sources of revenue: (a) from direct product sales and (b) from product licensing and/or technology cross-licensing activities. For those reasons, the accounting policy was then established that the value of Imagent should be amortized on a straight-line basis into expense over the estimated useful remaining life of the underlying intellectual property, including the patent estate, which was 12 years from the date of the acquisition.

As a result of the second part of the strategic revenue plan, that of obtaining cash-based revenues from product licensing and/or technology cross-licensing activities, we received:

▪
$4,000,000 paid by Kyosei, a unit of the Sakai Group in Japan, in December 2003 and April 2004 pursuant to a product license, which was potentially worth as much as $10,000,000 to us if the future milestone obligations could be met;

▪	$4,000,000 paid by Bristol-Myers Squibb in October 2004 for a technology cross-license; and

▪	$1,200,000 paid by Amersham Health Inc. and affiliates in September 2005 for a technology cross-license.

The Kyosei product license agreement contemplated certain ongoing collaborative activities between the company and Kyosei, enabling us to achieve future payments upon the fulfillment of prospective performance obligations by each party. The two technology cross-license agreements with BMSMI and Amersham likewise do not contemplate any future performance obligations in the furtherance of the respective agreements.

Furthermore, because Imagent and the follow-on transactions for the above-described strategic revenues collected so far, as well as the derivative royalties obligation owed to Schering AG pursuant to the Kyosei product license agreement, are inextricably related to one another, the accounting policies have been implemented with the primary objective being to match the recognition of license/cross-license revenue and royalties expense to the amortization of Imagent. Therefore, up to December 31, 2005, the related license fees and royalties have been deferred and only partially recognized on a straight-line basis into license revenue and royalties expense, based on schedules which commence on the dates the respective transactions were concluded, and over the remaining estimated useful lives of the underlying technology.

We face certain continuing challenges to preserve and optimize the value of Imagent for the benefit of creditors and shareholders, not the least of which is the current lack of a full-time staff and reduced financial resources. Without an immediate capability to manufacturing the Imagent product, we can no longer support the prospective aspects of the Kyosei product license agreement as currently constructed, therefore putting out of practical reach, at least for the time being, any portion of the future potential payments totaling $6 million which might have otherwise flowed from this contract. In addition, it is similarly unlikely that we could readily restart the production of Imagent without first commencing a lengthy and costly process to reestablish manufacturing capabilities, which also puts out of reach for the time being the additional possibility of Imagent product sales. Continued protection of the value of our patent portfolio may represent another potential source of revenues for us, if factors warrant and the underlying cost-benefit analysis supports such action(s). And while our history of enforcing our rights in patents indicates that there is merit in this approach, patent protection, enforcement and/or possible litigation activities can be costly, time consuming and the results are inherently uncertain, so there can be no assurance that this business strategy will result in net benefits to us.

Prior to December 31, 2005, we were not able to predict what types of arrangements might ultimately be made with potential business partners for Imagent, financial or otherwise.  However, based on potential transaction values which might be concluded in the near term, we have determined that the carrying value of the Imagent assets should be written down as of December 31, 2005 through the establishment of an allowance for valuation impairment to its currently estimated fair value of $1,000,000. Furthermore, since the lack of adequate capital and a full-time staff make it impracticable to continue normal operating activities and due to the likelihood that additional value will most readily be created only through opportunistic circumstances related to strategic technology transactions with others, we have concluded that the remaining deferred revenues and related deferred royalties assets, should be written down to zero, rather than amortized into future operations.

Therefore, at December 31, 2005, for the reasons stated above, and in order to effect the adjusted carrying balance of the Purchased Technology at $1,000,000, we established an impairment allowance of $11,373,572 for the Purchased Technology as of December 31, 2005.  We also recognized the related remaining deferred revenue totaling $8,119,485 and the corresponding remaining deferred royalties of $416,666 as of December 31, 2005.  These adjustments together resulted in an additional $3,670,753 in net impairment losses.

As a result of the above activities involving the facilities lease termination, sale of equipment, sale of the technology license and impairment of the Purchased Technology, together with the recognition of the related deferred revenues and corresponding deferred royalties, we recorded cumulative asset impairment losses during 2004 and 2005 totaling $7,781,045 through December 31, 2005 (see Note 13 of our financial statements).

We continue to evaluate our alternatives with respect to selling or otherwise maximizing asset values related to our remaining assets, principally consisting of Imagent. We will continue to consider as alternatives the sale or license of our remaining assets, a merger or other material transaction. Such a transaction may include selling Imagent, a license or sale of the patent portfolio underlying Imagent, a manufacturing rights agreement, or another form of transaction. To date, efforts to complete such an arrangement have not been successful. However, we are still contacting interested or potentially interested parties, and there remains some potential for a sale, license, development agreement or comparable transaction.

In August 2005, we notified the FDA that we suspended any activity related to the Investigational New Drug Application (“IND”). During the next year, we will focus our limited resources primarily on preserving the value of the Imagent assets, to the extent possible, and exploring various options concerning our business, including joint venturing, licensing or selling the Imagent assets and other possible strategic transactions. We no longer have human, financial and other resources available to us at this time to carry out our original business plan or fully develop and commercialize Imagent on our own.

Furthermore, to date our board of directors has only authorized activities in support of the restructuring plan in order to maximize asset value to creditors and shareholders. Subject to the availability of capital, we intend to protect our patent portfolio, and seek additional value for the benefit of creditors and shareholders if factors warrant and the underlying cost-benefit analysis supports such action(s). While our history of enforcing our rights in patents indicates that there is merit in this approach, patent protection, enforcement and/or possible litigation activities can be costly, time consuming and the results are inherently uncertain, so there can be no assurance that this business strategy will result in net benefits to the company. Nevertheless, this additional investigation must be conducted before we can reach any definitive conclusions as to the ultimate values of the Imagent assets.

PATENTS

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

GOVERNMENT REGULATIONS

Because we are not currently undertaking any development, manufacturing, or marketing activities, compliance with regulatory matters requires only annual updates of the IND and New Drug Application (“NDA”) to the FDA.

All of the products that can be developed from our technologies require approval by the FDA prior to sales being made within the U.S. and by comparable foreign agencies prior to sales being made outside the U.S. Imagent has received FDA approval for use in patients with sub-optimal echocardiograms. The FDA and comparable foreign regulatory agencies impose substantial requirements on the manufacturing and marketing of pharmaceutical products and medical devices. These agencies and other entities extensively regulate, among other things, research and development activities and the testing, manufacturing, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of these products.

The regulatory process required by the FDA through which our products must successfully pass before they may be marketed in the U.S. generally involves the following:

•	Preclinical laboratory and animal testing,

•	Submission of an IND which must become effective before clinical trials may begin,

•	Adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication, and

•	Submission of a NDA or supplemental NDA, and subsequent approval by the FDA to market a given product for a given indication.

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

We, like other public companies, are also subject to the requirements of the federal securities laws. Among other things, these laws regulate how we raise capital and how we manage our internal financial and disclosure controls and reporting. Recent amendments to the federal securities laws under the Sarbanes-Oxley Act have increased our focus on improving and documenting our internal controls, which is costly. As a company under the Securities and Exchange Commission’s “small business” regulations, we are not required to comply with certain portions of the requirements related to internal controls over financial reporting until our fiscal year ending December 31, 2006, which mitigated these costs (somewhat, but not completely) for the 2005 fiscal year.

Another area of regulation that could impact the value of Imagent is ongoing developments in health care reimbursement and delivery practices as a means to better control health care costs. Currently, Imagent qualifies for reimbursement in both the in-patient and out-patient cardiac settings by the Centers for Medicare & Medicaid Services.

 COMPETITION

The industry for contrast agents is intensely competitive, and subject to significant change with respect to technology for the diagnosis and treatment of disease. We expect that competition in the ultrasound contrast imaging agent field (and for our other potential products) will be based primarily on each product’s safety profile, efficacy, stability, ease of administration, breadth of approved indications, and physician, healthcare payor and patient acceptance. There are two ultrasound contrast agents approved in the U.S. for use in cardiology which are competitive with Imagent:  Optison (sales currently on hold by GE Healthcare, Inc.), and Definity (sold by Bristol-Myers Squibb). Bracco International filed an NDA in the U.S. late in 2000 for SonoVue®, POINT Biomedical Corp. has completed a Phase III myocardial perfusion study for CardioSphere and is preparing for an NDA submission, and Acusphere Inc. has initiated a Phase III myocardial perfusion study in December 2003 for its AI-700 product.

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

Our cash and cash equivalents at December 31, 2005 was approximately $717,024. At December 31, 2005, we had current liabilities totaling approximately $4,816,991.

If we are unable to find a partner or buyer of our remaining assets at acceptable prices we will continue to be unable to meet our obligations to our creditors and may enter into bankruptcy proceedings, or liquidate and dissolve under applicable state laws.

We have implemented a restructuring plan which resulted in a reduction-in-force of all our employees, terminating sales efforts and manufacturing operations, terminating clinical development, vacating our leased premises, selling our furniture, fixtures and manufacturing equipment, and selling our rights to N1177 (an iodine-based nanoparticulate contrast agent) and PH-50, which is the same or substantially similar compound as N1177 for a different indication. Our board of directors has authorized actions necessary to effectuate the restructuring plan.

We plan to focus our efforts primarily on exploring various options concerning our business, including licensing or selling all or a portion of our remaining assets (Imagent), finding a partner with whom to pursue the clinical development and commercialization of Imagent and maintain our patent portfolio. To date, we have not been able to raise sufficient capital to operate the company, and the difficulties and delays in settling the lawsuit with Amersham Health, Inc. have resulted in our vacating our manufacturing facility, stopping the manufacturing of our Imagent product, and terminating clinical development. We need to find an acceptable buyer or partner for our Imagent assets in order to proceed with any type of development plan. If we are not able to find a buyer or partner for these assets in a timely manner and at acceptable prices, we will continue to not have sufficient funds to meet our obligations to our creditors and may be forced into voluntary or involuntary bankruptcy proceedings, or liquidate and dissolve under applicable state laws. The steps to sell or otherwise dispose of our assets (including negotiating agreements and obtaining shareholder approval to the extent required) are costly and will diminish the proceeds available for other purposes.

We expect to incur significant costs in connection with Securities Exchange Act of 1934 compliance and may elect to remove the company from the Securities Exchange Act of 1934 reporting requirements, which would make Rule 144 resales unavailable to investors.

We are currently subject to the rules of the Exchange Act and the related reporting requirements. Compliance with the reporting requirements of the Exchange Act requires the timely filing of Quarterly Reports on Form 10-QSB, Annual Reports on Form 10-KSB and Current Reports on Form 8-K, among other actions. Our compliance with the reporting requirements involves significant costs and expenditures of management’s time. Given our current financial position and the limited resources of our management, our board of directors may elect to remove the company from the reporting obligations of the Exchange Act at some point in 2006 or thereafter. If we make such an election, investors would not be able to utilize Rule 144 in connection with the resale of their shares of our common stock (until the shares become freely tradable under Rule 144(k)).

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

We have incurred losses since the beginning of our operations. As of December 31, 2005, we have incurred cumulative net losses (before dividends on preferred stock) of approximately $90,889,216. We expect our losses to increase in the future as our financial resources are used to preserve the value of our assets and to the extent possible, pay creditors. It is unlikely that we will be able to achieve or maintain profitability in the future.

We do not anticipate paying any dividends on our common stock in the foreseeable future, and, given our outstanding debt to creditors, it is unlikely that shareholders will receive funds from us if it is dissolved.

We no longer maintain a manufacturing facility and we may encounter difficulties restarting our manufacturing operations if we chose to do so in the future or contracting with a contract manufacturer.

We have suspended manufacturing operations and vacated our leased manufacturing facility located in San Diego, California. We do not have the resources to resume manufacturing at another facility ourselves and we cannot assume that a third party would be able to take over manufacturing. Any purchaser of Imagent or development or manufacturing partner will be required to comply with FDA manufacturing standards. A new manufacturing facility would require FDA submissions and approvals. Timing of this event, should it occur, would affect initiation of clinical trials and regulatory submissions. All of the above has prevented us from being able to fulfill certain of our contractual obligations to provide product (including fulfilling our obligations under our license agreement with Kyosei).

We no longer maintain any internal quality control and stability program for Imagent.

Since we have suspended manufacturing operations and vacated our leased manufacturing facility located in San Diego, California, we entered into an agreement with Cardinal Health, Inc. to maintain and conduct our stability samples. On August 17, 2005, we terminated this agreement and consequently the testing program, resulting in the inability to support any clinical testing of the product.

We no longer maintain any clinical or regulatory staff.

We are required to rely on the services of outside consultants for clinical and regulatory advice, and maintenance of the IND and NDA. If we cannot use the services of those consultants, the IND and NDA may have to be abandoned, significantly reducing the assets of the corporation. In August 2005, we notified the FDA that we suspended any activity related to the IND.

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

Beginning in May 2004, we began to implement steps to address our internal controls and procedures. We have completed certain steps and had started to implement remediation procedures to address the identified reportable conditions and material weaknesses. However, based on our limited capital resources and the adoption of a restructuring plan in April 2005, which included a reduction-in-force of our full-time employees and part-time employees or consultants who perform administrative support, manufacturing and related functions, we have been unable to complete the previously identified remediation plans. Since it is unlikely that we can further rectify these material weaknesses through measures and improvements to our systems and procedures, management may encounter difficulties in timely assessing business performance and identifying incipient strategic and oversight issues.

We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, management time and attention being focused on compliance activities. In particular, although the SEC has granted an extension for compliance with certain aspects of Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our independent registered public accounting firm’s audit of that assessment, compliance with these regulations will require the commitment of significant financial and managerial resources. In addition, if we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

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

As of December 31, 2005, two related stockholders controlled approximately 4,652,969 shares, or 66.8% of our issued and outstanding common stock at that date. This concentration of ownership and control may delay or prevent a change in control of IMCOR, and may also result in a small supply of shares available for purchase in the public securities markets. These factors may affect the market and the market price for its common stock in ways that do not reflect the intrinsic value of our common stock.

We have issued a substantial number of securities convertible into shares of our common stock that will result in substantial dilution to the ownership interests of our existing shareholders.

As of December 31, 2005, we had reserved 2,437,691 shares of our common stock for issuance upon exercise or conversion of warrants or stock options (including options that have been granted and that are available for grant in the future). Furthermore, on October 29, 2004, we issued and sold 4,500 shares of our newly issued Series A Convertible Preferred Stock which are convertible into 833,334 shares of our common stock.

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

Our common stock currently is quoted on the Pink Sheets. We are not considering seeking a listing of our shares on another exchange at this time. As a result, our common stock may have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ Stock Market. These factors may result in higher price volatility and less market liquidity for our common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY.

  We do not own any real estate. In 2005, we vacated our leased premises of approximately 53,000 square feet in San Diego, California. We currently do not maintain executive offices or facilities for research, development or manufacturing.

ITEM 3. LEGAL PROCEEDINGS.

On June 18, 2003, we, together with Alliance (as the previous owner of Imagent), filed a complaint against Amersham Health, Inc. and two other Amersham affiliates (now known as GE Healthcare Ltd.) (collectively, “Amersham”) alleging that certain Amersham products infringe on claims in the patents covering Imagent. The case is captioned as Photogen Technologies, Inc. and Alliance Pharmaceutical Corp. v. Amersham Health Inc. et. al., Civil Action No. 03CV2853(SRC), in the United States District Court for the District of New Jersey.  Our complaint alleged that principally through the Optison® product, Amersham infringed on eight patents we owned. We also alleged misappropriation of trade secrets as well as other state law claims against Amersham. We sought damages, an injunction against Amersham, a declaratory judgment and other relief.

Amersham denied the material allegations of our claims and asserted certain affirmative defenses and counterclaims. Amersham’s counterclaims included claims of patent infringement of the fifteen Amersham patents, breach of contract, breach of good faith and fair dealing, and tortious interference with contract. We and Alliance, as well as Amersham, also amended their respective complaints to include allegations of antitrust violations by the other parties.

To resolve this litigation, we entered into a Settlement Agreement and License (the “Amersham Settlement”) dated as of September 19, 2005 with Amersham, Alliance and Molecular Biosystems, Inc. The Amersham Settlement resolved the parties’ claims arising under the case described above. Under the terms of the Amersham Settlement, our technology cross license was valued at $1,200,000 in favor of IMCOR, for which we received $1,000,000 directly from Amersham. The balance, or $200,000, was paid directly by Amersham to Alliance which served as the cash consideration to Alliance under the separate but concurrent Alliance Settlement discussed below. The parties dismissed their litigation and granted each other fully paid-up, irrevocable, royalty-free, non-exclusive cross-licenses, with the right to sublicense, and mutual releases.

We also entered into a Settlement Agreement with Alliance (the “Alliance Settlement”) dated as of September 19, 2005 pursuant to which: (i) each party’s respective ongoing obligations to one another under the Asset Purchase Agreement dated June 10, 2003 between us and Alliance were terminated, (ii) each party granted the other a mutual general release (which resolved, among other things, the parties’ claims against one another for various accumulated post-closing payments), and (iii) the parties agreed to share in the proceeds of future transactions involving the disposition of our Imagent asset in accordance with the following schedule:

Proceeds	Alliance Percentage	IMCOR Percentage

$1 to $1,450,0000	10%, not to exceed $100,000	90%

$1,450,001 to $5,000,000	30%	70%

$5,000,001 and above	33.3%	66.7%

On May 11, 2005, we were served with an unlawful detainer lawsuit by EOP regarding our default on its building lease to pay $84,641 of rent that was due April 1, 2005. The future minimum rents due on this lease were approximately $2,490,000 as of March 31, 2005. EOP continued to hold a $297,000 security deposit related to this lease at June 30, 2005. On July 19, 2005, we concluded two concurrent, interdependent negotiations with both EOP and a new tenant, resulting in the execution of a lease termination agreement with EOP on that date. Pursuant to the terms of this agreement, we were allowed to occupy the premises until July 31, 2005, with the only consideration being the surrender of the lease deposit totaling $297,000. We were further released from all other obligations, including past due rents totaling approximately $331,292 at July 31, 2005 (approximately $248,469 at June 30, 2005), late payment fees and any future lease payments, commitments and/or contingencies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock

Our common stock is quoted from time to time on the Pink Sheets under the symbol “ICRP.PK” Until June 28, 2004 our stock traded in the Nasdaq SmallCap Market. As of March 31, 2006, there were approximately 6,962,455 shares of our common stock outstanding and as of March 31, 2006 there were approximately 133 stockholders of record. Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. We have not declared or paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

The high and low sales prices (adjusted to reflect our one-for-twenty reverse split) for our common stock during the fiscal quarters ended March 31, 2004 and June 30, 2004 (the periods during which our common stock was listed on the Nasdaq SmallCap Market) are set forth below. The high and low bid prices for our common stock during the fiscal quarters ended September 30, 2004 and December 31, 2004 and for each quarter of the fiscal year ended December 31, 2005 (the period during which our common stock was listed on the Pink Sheets) are also set forth below.

	Year Ended December 31, 2004 (Amounts in $)		Year Ended December 31, 2005 (Amounts in $)
	High	Low	High	Low
1st Quarter	$39.00	$22.00	$2.00	$1.60
2nd Quarter	44.00	6.00	1.65	0.06
3rd Quarter	6.20	2.00	0.65	0.06
4th Quarter	15.00	0.80	0.35	0.06

In addition, for comparison purposes, set forth below are the trading prices (as opposed to the bid prices set forth in the above table for those periods) for our common stock during the fiscal quarters ended September 30, 2004 and December 31, 2004 when the stock was quoted on the Pink Sheets.

	Year Ended December 31, 2004 (Amounts in $)
	High	Low
3rd Quarter	$8.00	$2.00
4th Quarter	17.50	0.90

The foregoing information was obtained from the National Association of Securities Dealers and the Pink Sheets as reported on the Nasdaq SmallCap Market and the Pink Sheets, respectively. The quotations generally reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The foregoing information reflects trade or bid prices, as indicated. See “Risk Factor—Two related stockholders has significant voting power, which may delay or prevent a change of control of IMCOR and may limit the trading volume of our common stock,” above, regarding the possible effects of the concentrated ownership of our stock on the market of our stock.

In 2005, we did not grant any qualified and non-qualified stock options pursuant to our 2000 Long Term Incentive Compensation Plan.

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

During 2005, we issued 2,961,353 shares of our common stock as compensation for past services and to satisfy late registration penalties, without registration under the Securities Act of 1933, as amended. The following is a summary of the common shares issued:

Date	Shares	Description
1/11/2005	328,053	Late registration penalties
1/20/2005	101,378	Legal services performed
2/8/2005	4,232	Consulting services performed
2/8/2005	64,628	Late registration penalties
4/11/2005	454,149	Late registration penalties
12/30/2005	2,008,913	Late registration penalties

In December 2005, we executed a previously negotiated agreement with Oxford Bioscience Partners IV L.P., MRNA Fund II, L.P. and Mi3 L.P. to cease the accrual of shares of the Company’s common stock, effective as of June 30, 2005, to be delivered to those investors as a penalty for our failure to have an effective registration statement in place under the terms of the registration rights agreements dated April 19, 2004 between the company and those investors.

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

All of the shares issued in January through April 2005 were subject to pending registration statements which are not currently effective. The effectiveness of the registration statements was delayed while we responded to the SEC’s various comments which arose during the comment process. Given our current financial circumstances and our goal to maximize the funds available to our creditors, our board of directors has determined that we will not continue to pursue our efforts to effect our registration statements currently on file with the SEC (File Nos. 333-122625 and 333-117907). Those registration statements, which are not currently effective, will be withdrawn.

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

Many of our investors have held their shares in the Company for more than a year and will be qualified to sell their shares under Rule 144, subject to the restrictions set forth therein; indeed, several such investors have sold shares utilizing Rule 144. However, given our current financial situation, at some point in 2006 or thereafter we may elect to cease reporting under the Exchange Act, and as a result, investors will no longer be eligible to resell their shares of our common stock under Rule 144 (unless the shares have been held for two years, in which case they would be freely saleable under Rule 144(k)).

As of March 31, 2006, approximately 6,522,372 shares of our common stock are “restricted stock” or are beneficially owned by persons who as of March 31, 2006 were affiliates of the company as defined in Rule 144 under the Securities Act. For purposes of this calculation only (and the comparable disclosure on the cover page of this Form 10-KSB) we have assumed that officers, directors, 10% stockholders and that stock held by Oxford Bioscience Partners IV L.P. and MRNA Fund II L.P., other than shares and warrants which are covered by an effective registration statement, would be deemed to be beneficially owned by Jonathan Fleming (a director) (although Mr. Fleming disclaims beneficial ownership of those shares for all other purposes), and that a person beneficially owns stock subject to an option, warrant or convertible instrument that is exercisable or convertible within 60 days from March 31, 2006. A portion of those shares would be eligible for resale by company affiliates and others who have satisfied the requisite holding periods, subject to the volume limitations and other provisions of Rule 144 and applicable law. As of March 31, 2006, we had approximately 440,083 shares eligible for sale free of restriction under Rule 144(k) which are not subject to an effective registration statement.

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

•
The preferred stock is convertible into common stock at a ratio of 185.1854 shares of common stock for each share of preferred stock. As of December 31, 2005, conversion of the preferred stock would result in issuance of 833,334 shares of our common stock. We have the right to require conversion of the preferred stock into common stock if the closing price of our common stock exceeds $8.10 per share for ten consecutive trading days. The conversion ratio is subject to adjustments for dilution resulting from stock splits and combinations, certain dividends and distributions, reorganization, reclassification or merger of the company.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Portions of the discussion in this item contain forward-looking statements and are subject to the “Risk Factors” described above. All forward-looking statements included in this item are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the section captioned “RISK FACTORS” and elsewhere in this Form 10-KSB.

The following should be read in conjunction with our audited financial statements included herein. References to the “Imagent Business” are to the property, plant and equipment, technology and medical imaging business of Alliance that we acquired on June 18, 2003. References to the “Purchased Technology” are to the technology and intellectual property that are part of the Imagent Business.

These financial statements present the results of operations of the Imagent Business following its acquisition on June 18, 2003 and have been adjusted to reflect the one-for-twenty reverse split effected on March 4, 2005.

Liquidity; Capital Resources

The independent registered public accounting firm's report dated April 14, 2006 included in our December 31, 2005 Annual Report on Form 10-KSB, as amended, contained the following explanatory paragraph:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and requirement for additional funding raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are described in Notes 2 and 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At December 31, 2005, we had cash and cash equivalents totaling approximately $717,024, compared to $4,721,456 at the end of the 2004 fiscal year. At December 31, 2005, we had a net shareholders' deficit position of $2,955,432, compared to a net shareholders' equity position of $11,943,329 at the end of the 2004 fiscal year.

During 2005, our board of directors continued to implement our restructuring plan that resulted in cessation or suspension of substantially all operations, including significant employee reduction-in-force, sale of excess equipment, suspension of manufacturing and clinical activities, cessation of manufacturing and selling activities, vacating our premises, and the sale of certain of our technology.

As discussed in Item 3 above, we entered into the Amersham Settlement dated as of September 19, 2005 with Amersham, Alliance and Molecular Biosystems, Inc. The Amersham Settlement resolves the parties’ claims arising under the case captioned IMCOR Pharmaceutical Co., Alliance Pharmaceutical Corp. and Molecular Biosystems Inc. v. Amersham Health Inc., Amersham Health AS and Amersham plc., Civil Action No. 03-2853 (SRC) filed in the United States District Court, District of New Jersey. Under the terms of the Amersham Settlement, the Company’s technology cross license was valued at $1,200,000 in favor of the Company, for which the Company received $1,000,000 directly from Amersham. The balance, or $200,000, was paid directly by Amersham to Alliance which served as the cash consideration to Alliance under the separate but concurrent Alliance Settlement discussed below. The parties granted each other fully paid-up, irrevocable, royalty-free, non-exclusive cross-licenses, with the right to sublicense, and mutual releases.

In addition, we entered into the Alliance Settlement dated as of September 19, 2005 with Alliance pursuant to which: (i) each party’s respective ongoing obligations to one another under the Asset Purchase Agreement dated as of June 10, 2003 between IMCOR and Alliance were terminated, (ii) each party granted the other a mutual general release (which resolved, among other things, the parties’ claims against one another for various accumulated post-closing payments), and (iii) the parties agreed to share in the proceeds of future transactions involving the disposition of our Imagent® (perflexane lipid microspheres) asset. As a result of the Alliance Settlement, a variety of receivables, payables and other obligations between us and Alliance were settled without any additional payment from us during the fiscal year ended December 31, 2005.

We received $1,000,000 directly from Amersham, of which the following items were immediately paid (leaving us a net cash amount of $831,562 from this $1,000,000) (all amounts approximate):

•	$48,000 for legal expenses necessary to prepare filings, audits, and to meet our other compliance and reporting requirements under the Securities and Exchange Commission rules; and

•
$120,000 for payment of patent and other legal work that we incurred during the final steps of settlement negotiations with Amersham and Alliance, which was critical and integral to reaching a satisfactory conclusion to those disputes.

From September 21, 2005 through December 31, 2005, significant uses of our cash were (leaving us a net cash amount of $717,024 at December 31, 2005) (all amounts approximate):

•	$10,000 to settle and release claims of certain of our unsecured creditors totaling $115,000 for a gain on extinguishment of debt of $105,000 (this is part of our $5,200,000 of debt); and

•
$169,000 for several categories including: additional legal fees ($27,000), outside accountants ($15,000), consultant fees ($32,500), compliance with reporting requirements under the Securities and Exchange Commission rules ($27,000), and final payroll and retention bonuses ($44,000).

From January 1, 2006 through March 31, 2006, significant uses of our cash were (leaving us a net cash amount of approximately $490,000 at March 31, 2006) (all amounts approximate):

•	$17,000 to settle and release claims of certain of our unsecured creditors totaling $159,000 for a gain on extinguishment of debt of $142,000 (this is part of our $5,200,000 of debt);

•	$26,000 as a partial payment on certain other accounts payable obligations; and

•
$188,000 for several categories including: legal and intellectual property matters ($32,000), consultant fees ($31,500), prepayment of audit fees ($35,000), and director and officer insurance to mitigate the costs of us providing mandatory indemnification pursuant to our articles of incorporation and bylaws ($75,000).

Based on potential transaction values which might be concluded in the near term, we have determined that the carrying value of the Imagent assets should be written down as of December 31, 2005 through the establishment of an allowance for valuation impairment to its currently estimated fair value of $1,000,000. Furthermore, since the lack of adequate capital and a full-time staff make it impracticable to continue normal operating activities due to the likelihood that additional value will most readily be created only through opportunistic circumstances related to strategic technology transactions with others, we have concluded that the remaining deferred revenues and related deferred royalties assets, should be recognized currently, rather than amortized into future operations, and that correspondingly the Purchased Technology asset should be written down to zero rather than amortized into future operations.

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

The above transactions, taken together, resulted in gross decreases to shareholders’ equity totaling approximately $14,898,761 during the year ended December 31, 2005. The most significant reduction to shareholders’ equity during this same period resulted from continuing net losses, totaling approximately $17,697,883. Accordingly, the net shareholders’ equity of $11,943,329 at December 31, 2004 was reduced to a deficit of $2,955,432 at December 31, 2005.

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

Our financial condition raises substantial doubt about our ability to continue as a going concern without further adjustments to our levels of expenditures that we deem necessary to maximize the remaining asset values. In 2005, our operations consumed approximately $5,773,000 in cash. However, after giving effect to the $1,000,000 received from Amersham, the $344,384 received from the disposal of property, plant and equipment, the $102,500 received from the disposal of our technology license, and the conversion of the various deposits totaling $324,750 to partially satisfy certain obligations, our net cash expenditures for 2005 were approximately $4,004,432.

During the quarter ended September 30, 2005, we reduced our “Assumed acquisition obligations” by $200,000 as a result of reaching overall settlements in litigation and other disputes involving the Purchased Technology. See Note 8 to our financial statements. The remainder of the “Assumed acquisition obligations” relates primarily to past due payment obligations owed to several parties totaling $622,750 at December 31, 2005. During 2005, we also paid out $353,884 in salary-related costs which had been accrued at December 31, 2004 in “Accrued payroll, deferred bonuses and related expenses,” including $156,172 in accrued salary, $159,787 in earned vacation and $37,925 in the remainder of a severance obligation for a former employee. During the quarter ended June 30, 2005, our former CEO’s employment with the company was terminated, and we recorded a reserve for severance totaling $275,000. This individual is also owed $206,250 for a bonus earned in 2004. No portion of these obligations, totaling $481,250, has been paid; such amounts are included in “Accrued payroll, deferred bonuses and related expenses” at December 31, 2005. For a discussion of other changes in accrued expenses and assumed acquisition obligations see Note 7 to our financial statements.

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

The remaining unpaid obligations assumed in connection with the Imagent Business acquisition referenced above now totals approximately $925,000 at year end 2005.  This includes $622,750 related to certain notes (of which all remain past due at year end).

At the time of the acquisition of the Imagent Business, we entered into a lease agreement with a unit of Baxter International for certain equipment used for the manufacture of Imagent. Our annual cost for this lease is approximately $126,000. Baxter took back their equipment and we no longer have this obligation.

In 2004, we recognized the issuance of 11,250 shares of common stock that had previously been subject to rescission.

In 1999, we received $12,015,000 from a unit of Élan through its investment in our Series A Convertible Exchangeable Preferred Stock that we issued in connection with our joint venture. This Series A Preferred Stock was converted into common stock in June 2004, and the amount previously designated as mezzanine equity has been returned to equity on the December 31, 2004 balance sheet. Under the Certificate of Designations of the Series A Preferred Stock originally held by Élan, the holder had a Liquidation Preference entitling it as of December 31, 2003 to the first $16,036,810 of funds available for distribution to stockholders upon liquidation of the company and to convert shares of the Élan Series A Preferred Stock into common stock at any time after October 20, 2001 at a conversion price of $84.68 per share. Alternatively, the holder of the Élan Series A Preferred Stock could exchange the initial 12,015 shares of the Élan Series A Preferred Stock for common shares of Sentigen so that the holder of Series A Preferred Stock owned 50% of the equity of Sentigen. Because the initial value of the Élan Series A Preferred Stock was exchangeable at the holder’s option into additional shares of Sentigen, we reclassified $12,015,000 as mezzanine equity until such time that the exchange right terminated either by the passage of time or the agreement of the holder to terminate or irrevocably to not exercise the right. All of the Series A Preferred Stock issued in connection with the joint venture was converted into 9,763 shares of our common stock in June 2004 and the joint venture was terminated.

Results of Operations

As a result of the restructuring plans adopted in April and May of 2005, and which continued to be carried out through December 31, 2005, the results of the fiscal year ended December 31, 2005 are not likely to be indicative of the following fiscal year.

Revenue and License Fees

We have not generated significant product revenues during 2004 or 2005 due to capital constraints limiting our sales and marketing capability and the cessation of manufacturing operations related to the closing of our FDA-approved manufacturing facility. Any sales of products are therefore included in our financial statements under “investment and other income.”

License revenues relate to the amortization of license revenue received but previously deferred in December 2003 ($2,000,000), April 2004 ($2,000,000), October 2004 ($4,000,000) and September 2005 ($1,200,000).

In December 2003, we entered into a product license agreement with Kyosei for the development and marketing of Imagent in Japan for all radiology and cardiology indications. We received a gross payment of $2,000,000 from Kyosei in late 2003 and another $2,000,000 in the second quarter of 2004 (both of which were recorded as deferred revenue on a gross basis), less a total of $400,000 of taxes withheld at the source (for which $200,000 was charged against operations in each of 2003 and 2004). As a result of these Kyosei payments, we paid Schering AG $100,000 in 2004 and owe an additional $400,000 at December 31, 2005. We recognize income from these payments ratably over the remaining lives of our related underlying Imagent patents, as calculated at the time the respective payments are received. Accordingly, we recognized $338,095 as earned license revenue in 2005, and $295,238 as license revenue in 2004.

In addition to the $4,000,000 already received, the agreement with Kyosei provides for an additional $6,000,000 to be paid to us in increments based largely on the achievement by Kyosei of certain milestones of clinical development, including the commencement of and completion of clinical studies and approval for sale by Japanese regulatory authorities. We can no longer fulfill our obligations under this contract and therefore we do not expect any further benefit from this agreement.

In 2004, we entered into a non-exclusive technology cross-license agreement with Bristol-Myers Squibb. We received a gross payment of $4,000,000 in connection with the license and an additional $4,500,000 under a related stock purchase agreement. We have recognized $59,702 and $358,212 in earned license revenue for 2004 and 2005, respectively, in connection with this technology license utilizing the same revenue recognition method described above. We do not owe Schering AG any royalty on the payments from this technology license because, among other things, it did not involve our sale of products.

On September 19, 2005, we entered into the Amersham Settlement with Amersham, Alliance and Molecular Biosystems, Inc. The Amersham Settlement resolved the parties’ claims arising under the litigation. Under the terms of the Amersham Settlement, we received a technology cross-license which was valued at $1,200,000 in favor of the company, for which we received $1,000,000 directly from Amersham. The balance, or $200,000, was paid directly by Amersham to Alliance which served as the cash consideration to Alliance under the separate but concurrent Alliance Settlement more fully discussed in Note 3 to our financial statements. The parties dismissed their litigation and granted each other fully paid-up, irrevocable, royalty-free, non-exclusive cross-licenses, with the right to sub-license, and mutual releases.

Research and Development

Essentially all of our research expenses since the third quarter of 2004 until early second quarter 2005 have been directed toward infrastructure and expenses associated with regulatory compliance and continued development of Imagent for new indications and the maintenance of our manufacturing capability. Since early in the second quarter of 2005, the majority of the costs have been expended with a focus on patent considerations, regulatory and clinical considerations in keeping with our overall objective to preserve net asset values for the benefit of creditors and shareholders. In August 2005, we notified the FDA that we suspended any activity related to the IND. Our regulatory and clinical operations were discontinued as part of our restructuring plan.

The following is a summary of our major research and development cost categories (all amounts approximate):

	Fiscal Year Ended December 31, 2004	Fiscal Year Ended December 31, 2005	Increase/ (Decrease) 2004 to 2005

Personnel	$2,089,000	$746,000	($1,343,000)
Contract consultants	924,000	341,000	(583,000)
Patent costs	374,000	148,000	(226,000)
Production facilities costs	293,000	122,000	(171,000)
Supplies	232,000	17,000	(215,000)
Gain on equipment lease settlement	(126,000)	--	126,000
Other	8,000	75,000	67,000
Total	$3,794,000	$1,449,000	($2,345,000)

Personnel, contract consultants’ charges, patent costs, production facilities costs and supplies all decreased from the fiscal year ended December 31, 2004 to negligible amounts during the comparable 2005 period, primarily due to our cessation of operations and implementation of other aspects of our restructuring plan. The majority of these 2005 costs were incurred in the six months ended June 30, 2005 related to our efforts to initially commence our Phase II clinical trials for a new indication for Imagent (primarily incurred January - mid-April 2005), and then, upon the Board’s decision to implement our restructuring plan, since mid-April 2005 converting our efforts to preserve asset values for the benefit of creditors and shareholders.

Our research and development expenses related to Imagent were approximately $3,728,000 and $1,449,000 for the 2004 and 2005 fiscal years, respectively. Expenses were less in 2005 because of our restructuring plan. We have incurred a total of $6,842,000 in development expense for Imagent.

Selling, General and Administrative Expense

The following is a summary of the major cost categories in selling general and administrative expenses (all amounts approximate):

	Fiscal Year ended December 31, 2004	Fiscal Year ended December 31, 2005	Increase/ (Decrease) 2004 to 2005
Personnel	$1,497,000	$845,000	($652,000)
Contract consultants	1,979,000	646,000	(1,333,000)
Stock options	959,000	1,078,000	119,000
Legal and accounting	2,281,000	1,324,000	(957,000)
Fees	2,371,000	1,675,000	(696,000)
Facilities costs	1,634,000	937,000	(697,000)
Insurance	680,000	476,000	(204,000)
Depreciation & amortization	1,824,000	618,000	(1,206,000)
Amortization of purchase technology	1,303,000	1,303,000	--
Other	861,000	396,000	(465,000)
Total	$15,389,000	$9,298,000	($6,091,000)

Personnel, contract consultants, facilities and insurance expenses decreased from 2004 to the comparable 2005 period, primarily due to our efforts to cut expenses and implement our restructuring plan.

Personnel costs incurred during 2004 include a contractually obligated bonus of $206,250 to our then chief executive officer, which remains unpaid in its entirety at December 31, 2005. In addition, the personnel costs incurred for 2005 include approximately $329,000 in net one-time charges for severance and incentive retention bonuses. Gross charges incurred during 2005 totaled $389,000, but were offset by the waiver of a previously granted but unpaid bonus of $60,000 negotiated as part of the retention bonus arrangement made with our chief operating officer. Of the gross charges of $389,000, $34,000 represented nominal severance incentives paid to former staff in order to induce an orderly restructuring of our affairs as they transitioned from our employ, $275,000 reflects the accrual of a one year salary severance obligation contractually owed to our former chief executive officer whose employment with us ended on May 31, 2005 (and which also remains unpaid in its entirety at December 31, 2005) and $80,000 in incentive retention bonuses issued in favor of our chief operating officer and one other employee who were both deemed integral to conducting the orderly restructuring of our operations in a manner necessary to preserve net asset values for creditors and shareholders. Of this $80,000, $30,000 was paid during the quarter ending June 30, 2005, another $35,000 was paid in the quarter ending September 30, 2005, and $15,000 was paid in the quarter ending December 31, 2005.

Contract consultant charges decreased significantly from the fiscal year ended December 31, 2004 for the comparable 2005 period, due to the restructuring plan commenced in the second quarter of 2005 and our cancellation in December 2004 of a contract we had with a third party to market the Imagent product in December 2004.

Stock option expense increased during the fiscal year ended December 31, 2005 over the comparable 2004 period, primarily due to the accelerated expense recognition of approximately 88,290 option-shares which had previously been issued at then below market strike prices to our former chief executive officer, but which became 100% vested on his employment termination date of May 31, 2005. (Total option-shares vesting in favor of our former chief executive officer on May 31, 2005 totaled approximately 315,594, but the additional option-shares had been issued at strike prices at least equal to fair market value or had been previously expensed, all for no current effect.)

Legal and accounting expense decreased significantly from the fiscal year ended December 31, 2005 from the comparable period in 2004. Costs incurred during the first six months of 2005 were relatively higher, primarily due to increased legal fees associated with litigation and various registration statement filings with the Securities Exchange Commission and an increase in the audit fees for the Company’s 2004 Annual Report on Form 10-KSB filed in March 2005, as amended. However, as a result of completing or curtailing these activities, costs for these items were lower in the remainder of 2005.

Fees incurred during the fiscal year ended December 31, 2005 relate almost entirely to late registration penalties that began accruing in January 2005 for shares for which we have filed two registration statements.  One was declared effective but suspended by the company because we did not have sufficient resources to update it; and the second was not pursued by the company.  We have stopped accruing penalty shares for the security holders who received shares subject to that certain registration rights agreement dated as of April 14, 2004 because without an effective registration statement we are unable to abide by the contractual requirement that the penalty shares such parties receive are freely tradable shares.   In addition, we entered into an agreement with Oxford Bioscience Partners IV L.P., MRNA Fund II, L.P. and Mi3 L.P. to cease accruing penalty shares as of June 30, 2005.  In general, privately issued shares held by the investors for more than one year may be sold under Rule 144.

Fees incurred during the fiscal year ended December 31, 2004 related primarily to (a) carrying costs associated with various Xmark obligations, a former note holder and investor which held a secured blanket lien in our assets, which was released when the obligations were extinguished in the fourth quarter of 2004 and (b) the commencement of the incurrence of late registration penalties associated with obligations arising from the Company’s equity transaction previously concluded June 30, 2004, and for which the Company was unable to meet its registration requirements to those shareholders.

Depreciation and amortization costs decreased from the fiscal year ended December 31, 2004 for the comparable 2005 period as we terminated the recording of depreciation after April 2005, at which time we took equipment out of use and prepared it for our public auction conducted in June 2005.

Loss on Disposal of Property, Plant and Equipment

During the year ended December 31, 2005, furniture, fixtures and equipment with a net book value of $550,689 ($1,827,859 cost, less $1,083,993 accumulated depreciation and amortization and less $193,177 allowance for impairment reserve) was sold or otherwise disposed of for $324,384 in net proceeds, resulting in a loss on disposal of equipment totaling $226,305. No such losses were incurred in 2004.

Impairment Losses

In 2005, we recorded the impairment losses totaling a net amount of approximately $7,506,500 in order to reflect fair market value of certain assets for which were able to make reasonable estimations, all as a result of our restructuring activities (all amounts approximate):

•
Leasehold improvements - $3,072,500 (reduced to a carrying value of $20,000 at June 30, 2005; this amount was received prior to December 31, 2005 and therefore its carrying value was $0 at December 31, 2005);

•	Equipment - $193,000 (reduced to a carrying value of $31,220 at June 30, 2005; this amount was received prior to December 31, 2005 and therefore its carrying value was $0 at December 31, 2005); and

•
Technology license - $570,500 (reduced to a carrying value of $102,500 at June 30, 2005; this amount was received prior to December 31, 2005 and therefore its carrying value was $0 at December 31, 2005);

•	Purchased Technology - $11,373,500 (reduced to a carrying value of $1,000,000 at December 31, 2005); and

•	Deferred royalties - $416,500 (reduced to a carrying value of $0 at December 31, 2005).

In addition, the above impairment charges, totaling approximately $15,626,000, were offset by the adjustment of previously deferred revenue totaling approximately $8,119,500, resulting in net impairment charges recognized in 2005 amounting to approximately $7,506,500.

We also recorded an allowance for valuation impairment for our patents during 2004 related to our subcutaneous lymphography technology that we acquired from Alliance in 1999. In December 2004, after consideration of our decision to focus on the approval of Imagent for a new label indication, our limited resources, the results of our attempts to find development partners for the related technologies, and our belief that there was little probability of any future cash flows relating to these patents, we determined that future cash flows related to patents were going to be less than the carrying value of these patents. Therefore, we recorded an allowance for valuation impairment in the fourth quarter of 2004 related to these patents equal to their carrying value at that time of $274,479.

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

Investment and Other Income

Investment and other income for the years ended December 31, 2004 and 2005 was $235,664 and $42,875, respectively. Investment and other income for 2005 decreased from the comparable period in 2004, primarily due to income recorded related to the settlement of a lease obligation in 2004 for an amount less than the original loss provision recorded in 2003. In addition, revenues from sales of our Imagent product were lower in 2005 as a result of our curtailing of marketing efforts in 2005 as part of the implementation of our restructuring plan.

Investment income for the years ended December 31, 2004 and 2005 was $16,280 and $3,952, respectively. Investment income is generated by the amount of capital in our investment portfolio prior to it being used to fund our operations and the rate of interest earned on that capital.

Gain on Extinguishment of Debt

In 2005, we obtained a full and fair settlement and release of obligations totaling $114,802 in exchange for cash payments of $10,360, resulting in a gain on the extinguishment of debt of $104,442.

Interest Expense

Interest expense was $591,688 and $90,857 for the years ended December 31, 2004 and 2005, respectively. Interest expense for the year ended December 31, 2005 decreased by $500,831 compared to the comparable period in 2004, due to the reduction of our notes payable and other interest bearing obligations during the second through fourth quarters of 2004.

In 2004, interest expense was attributable primarily to our bridge loan from a bank, our notes to certain of our principal investors and our obligations to certain creditors of Alliance that we assumed in connection with our purchase of the Imagent Business. In 2005, interest expense was attributable to royalties accrued from Schering AG, obligations assumed in the Alliance transactions, and amounts owed to certain shareholders.

Equipment and Leasehold Improvements

In 2004, we purchased approximately $115,000 of equipment related primarily to a necessary upgrade of our information technology systems and nominal acquisitions of equipment for our manufacturing facility.

During May 2005, we modified our restructuring plan to include the disposition of furniture, fixtures and equipment, to vacate our premises, and other steps to effect an orderly cessation or suspension of operations other than those necessary to facilitate completion of the restructuring plan.

On June 16, 2005, we sold the majority of our excess equipment at a public auction, which netted us $270,820 ($175,000 of which was received by June 30, 2005). The balance was subsequently received during the quarter ended September 30, 2005. At June 30, 2005, we recorded an equipment valuation impairment allowance of approximately $193,000. The remainder of our equipment and leasehold interest was sold in the quarter ended September 30, 2005 for $51,220 and in the quarter ended December 31, 2005 for $22,295 and, accordingly, all carrying values of related assets, accumulated depreciation and amortization, and valuation impairment allowances were adjusted to zero as of December 31, 2005. See “Item 1 - Restructuring Plan,” above.

In the quarter ended December 31, 2005, we collected $1,500 in miscellaneous collections attributed to assets whose book value had previously been written off, and also collected a net payment of $20,795 from our property and liability insurance carrier as a result of a submitted claim for stolen property which occurred during the period we were vacating the premises in favor of the new tenant. As a result, our furniture, fixtures and equipment was sold or otherwise disposed of for $344,384 in net proceeds, resulting in a loss on disposal of equipment totaling $226,305 at December 31, 2005.

Preferred Stock

In 1999, we issued Series A Convertible Exchangeable Preferred Stock to units of Élan in connection with the Sentigen joint venture with Élan. This Series A Preferred was converted into common stock in June 2004 and is no longer outstanding. (This is different from the Series A that was issued to Bristol-Myers Squibb in October, 2004 and which remains outstanding.) The holder of the Élan Series A Preferred Stock was entitled to a mandatory, cumulative, semi-annual payment-in-kind dividend of 7% (i.e., 0.07 additional shares of Series A Preferred Stock). We also issued Series B Preferred Stock in February 2000, which was retired in November 2002 when the holders converted all of their issued and outstanding Series B Preferred shares (including accrued and unpaid dividends) into shares of our common stock at an exchange rate of 4.25 (pre-reverse split).

Additionally, the terms of the Élan Series A Preferred Stock and the Series B Preferred Stock created additional preferred returns for the holders. The Élan Series A Preferred Stock was issued with detachable warrants. The value allocated to those warrants caused the preferred shareholders to receive an additional return. As a result of the combination of the mandatory dividends, the preferential value amortization, we recorded preferred stock dividends of $498,060 and $0 in 2004 and 2005, respectively, for our series of Preferred Stock.

Loss Attributable to Common Shareholders

As a result of the above factors, the net loss applicable to common shareholders (after preferred dividends) was $22,170,695 and $17,697,883 for the years ended December 31, 2004 and 2005 respectively. Basic and diluted loss per common share was $8.20 and $2.95, respectively, for these periods. Weighted average shares utilized in these calculations were 2,704,703 and 6,003,141, respectively. The increase in weighted shares outstanding was due primarily to the issuance of shares in settlement of penalties and late registration fees.

Plan of Operation

In April and May 2005, we adopted a restructuring plan that resulted in cessation or suspension of substantially all operations, including significant employee reduction-in-force, sale of excess equipment, suspension of manufacturing and clinical activities, cessation of current selling activities, vacating its premises, and the sale of certain of our technology. We also helped locate a third party to occupy our facility, and accordingly were able to negotiate a lease termination agreement which was concluded in July 2005. However, abandoning our facility resulted in us no longer being able to manufacture Imagent ourselves.

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

Contractual Obligations

The following table summarizes our approximate contractual obligations as of December 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flow for future periods:

	Total Obligations All Years	2006	2007	2008	2009
Imagent purchase obligations and related notes (remaining)	$807,000	$807,000	$0	$0	$0

Notes payable	192,000	192,000	0	0	0

Accrued royalty liabilities	402,000	402,000	0	0	0

Severance and unpaid bonus to former CEO	481,000	481,000	0	0	0

Settlement amounts owed and guaranteed pursuant to equipment lease settlement	493,000	493,000	0	0	0

Other liabilities- past due	600,000	600,000	0	0	0

Accounts payable- past due	1,842,000	1,842,000	0	0	0

Total contractual cash obligations	$4,817,000	$4,817,000	$0	$0	$0

We have been released from operating lease obligations totaling approximately $2,285,000, which were related to our facilities lease at 6175 Lusk Boulevard in San Diego, pursuant to a lease termination agreement executed July 19, 2005 and made effective on or about July 31, 2005.

As of December 31, 2005, we have not entered into any purchase orders for capital equipment.

Significant Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an on-going basis, we evaluate our estimates and judgments, including those related to evaluation of impairment analysis of long-lived assets. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe our most significant estimates relate to the impairment analysis we perform on long-lived assets to assess when a change in circumstances indicates that the carrying value may not be recoverable and we estimate the probable future cash flows related to that asset. We base our valuation assumptions on currently available information including estimates of market size and penetration, pricing, competitive threats and general operating expenses. These estimates may change and such changes may impact future estimates of carrying value.

We consider the valuation of our investment in the Imagent Business to be a significant estimate. The carrying value of the Imagent Business at December 31, 2005 was approximately $1,000,000, net of accumulated depreciation and amortization and allowances for impairment, including assets purchased subsequent to the acquisition of the Imagent Business. On an annual basis (or more often as conditions may warrant), we evaluate the carrying value of the Imagent Business and make any necessary adjustments. Our valuation assumptions have been based on currently available information including estimates of market size and penetration, pricing, competitive threats and general operating expenses. These estimates may change and such changes may impact future estimates of carrying value.

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

Separately, on June 10, 2004, the company and Elan terminated the joint venture. As a result, on that date Sentigen became a wholly-owned subsidiary of the company and was consolidated in our financial statements. Elan had substantive participating rights in Sentigen, including the requirement for approval of the business plan and budgets and equal representation on the management committee which decides all day-to-day functions. As a result, our investment in Sentigen was accounted for using the equity method until June 10, 2004.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an Amendment of ARB No. 43, Chapter 4.” The statement requires abnormal amounts of idle facility and related expenses to be recognized as current period charges and also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on our financial statements.

In December 2004, the FASB issued revised SFAS No. 123 (SFAS No. 123R), “Share-Based Payment.” This statement eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R is effective for Small Business Issuers for financial statements issued for the first interim period beginning after December 15, 2005. Currently, we disclose the pro forma net income and related pro forma income per share information in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation Costs—Transition and Disclosure. We are evaluating the impact of this statement, which could have a material impact on our results of operations.

In December 2004, the FASB issued FAS 153, “Exchanges of Non-monetary Assets.” The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of this statement should be applied prospectively, and eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Non-monetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. The adoption of this statement is not expected to have a material effect on our consolidated financial statements.

On June 7, 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No, 20, Accounting Changes and Statement No. 3 Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not expect that the adoption of SFAS No. 154 will have a material effect on its financial statements or results of operations.

In February 2006, The FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, and amendment of FASB statements No. 133 and 140” (“SFAS No. 155”). This statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first full fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year. The Company does not expect that the adoption of SFAS No. 155 will have a material effect on the Company’s financial statements or its results of operations.

ITEM 7. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firms	F-1

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2005 and 2004	F-3

Consolidated Statements of Operations for the Years Ended
December 31, 2005 and 2004 and for the Period from November 3, 1996
(inception) through December 31, 2005	F-5

Consolidated Statements of Shareholders' Equity (Deficit) for
the Period from November 3, 1996 (inception) through
December 31, 2005	F-6

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2005 and 2004 and for the Period from
November 3, 1996 (inception) through December 31, 2005	F-12

Notes to Consolidated Financial Statements	F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
IMCOR Pharmaceuticals Co.
La Jolla, California

We have audited the accompanying consolidated balance sheet of IMCOR Pharmaceuticals Co. and Subsidiaries (formerly Photogen Technologies, Inc.), a development stage company, as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the year then ended, and for the period from November 3, 1996 (inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company’s financial statements for the period from November 3, 1996 (inception) through December 31, 2004 were audited by other auditors whose report, dated March 19, 2005 expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The statements for the period from November 3, 1996 (inception) to December 31, 2004 reflect a deficit accumulated during the development stage of $73,191,333. The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of IMCOR Pharmaceuticals Co. as of December 31, 2005, and the results of its activities and cash flows for the year ended December 31, 2005 and for the period from November 3, 1996 (inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s recurring losses from operations and requirement for additional funding raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are described in Notes 2 and 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peterson & Co., LLP

PETERSON & CO., LLP
San Diego, California
April 14, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors
IMCOR Pharmaceutical Co. (formerly Photogen Technologies, Inc.)

We have audited the accompanying consolidated balance sheets of IMCOR Pharmaceutical Co. and Subsidiaries (formerly Photogen Technologies, Inc.), a development stage company, as of December 31, 2004, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IMCOR Pharmaceutical Co. and Subsidiaries (formerly Photogen Technologies, Inc.) at December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has reported accumulated losses since inception which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moss Adams LLP

Moss Adams LLP
San Diego, California
March 19, 2005

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARIES
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2005

ASSETS

Current Assets:
Cash and cash equivalents	$4,721,456	$717,024
Accounts receivable	33,916	--
Prepaid expenses	442,802	144,535
	5,198,174	861,559

Property, plant and equipment, net	4,427,043	--

Other assets:
Purchased technology, net	13,676,750	1,000,000
Technology license, net	696,408	--
Deferred royalties, net	458,333	--
Deposits	324,750	--
	15,156,241	1,000,000
	$24,781,458	$1,861,559

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARIES
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31, 2004	December 31, 2005

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Notes payable - unsecured	$192,233	$192,233
Current portion of deferred license revenue	696,307	--
Accounts payable	1,916,551	1,841,667
Accrued expenses and assumed acquisition obligations	2,191,301	1,888,161
Accrued royalty fees	400,000	401,946
Accrued equipment lease obligation	492,984	492,984
Total current liabilities	5,889,376	4,816,991

Deferred license revenue	6,948,753	--

Commitments and contingencies (Notes 3, 8, and 13)

SHAREHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.01 par value; 5,000,000 shares authorized
Series A preferred stock: 4,500 shares
authorized, issued and outstanding as of December 31, 2004
and 2005, respectively; $1,000 liquidation preference per share
($4,500,000 in aggregate as of December 31, 2004
and 2005, respectively)	45	45
Common stock, $.001 par value; 200,000,000 shares authorized;
4,000,916 and 6,962,455 shares issued and outstanding
as of December 31, 2004 and 2005, respectively	4,001	6,962
Additional paid-in capital	84,020,364	87,926,777
Common stock to be issued	1,120,752	--
Unearned compensation	(10,500)	--
Deficit accumulated during the development stage	(73,191,333)	(90,889,216)
	11,943,329	(2,955,432)

	$24,781,458	$1,861,559

See notes to consolidated financial statements.

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARIES
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2004	Year Ended December 31, 2005	Period from Inception (November 3, 1996) to December 31, 2005

License revenue	$354,940	$725,575	$1,080,515

Operating expenses:
Research and development	3,794,063	1,449,149	12,129,528
Sales, general and administrative	15,389,363	9,297,898	55,576,550
Restructuring charges	--	--	1,541,455
Provision for future lease payments	--	--	1,264,208
Loss on disposal of property, plant and equipment	--	226,305	226,305
Impairment losses, net	274,479	7,506,566	7,781,045
Total operating expenses	19,457,905	18,479,918	78,519,091

Operating loss	(19,102,965)	(17,754,343)	(77,438,576)

Loss from joint venture	(2,213,646)	--	(14,518,000)
Investment and other income	235,664	42,875	1,494,874
Gain on extinguishment of debt	--	104,442	104,442
Interest expense	(591,688)	(90,857)	(1,632,607)
Loss from continuing operations	(21,672,635)	(17,697,883)	(91,989,867)

Discontinued operations:
Operating loss from therapeutic business	--	--	(10,679,101)
Gain from split-off of therapeutic business	--	--	11,779,752
	--	--	1,100,651

Net loss	(21,672,635)	(17,697,883)	$(90,889,216)

Dividends on preferred stock	(498,060)	--
Net loss attributable to common shareholders	$(22,170,695)	$(17,697,883)

Basic and Diluted loss per common share from
continuing operations	$(8.20)	$(2.95)
Basic and Diluted Loss per common share
from discontinued operations	$--	$--
Basic and diluted net loss per common share	$(8.20)	$(2.95)

Weighted average number of common shares
outstanding- basic and diluted	2,704,703	6,003,141

See notes to consolidated financial statements.

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARIES
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDER EQUITY (DEFICIT)

								Common			Deficit
	Preferred Stock							Stock	Unearned	Additional	Accumulated
	Series A		Series B		Common Stock		Members'	To Be	Compen-	Paid-in	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	sation	Capital	Stage	Total

Contribution of capital	--	$--	--	$--	--	$--	$7,268	$--	$--	$--	$--	$7,268
Net loss for the period ended December 31, 1996	--	--	--	--	--	--	(1,779)	--	--	--	--	(1,779)
Balance, at December 31, 1996	--	--	--	--	--	--	5,489	--	--	--	--	5,489

Contribution of capital	--	--	--	--	--	--	--	--	--	--	--	--
Net loss for the period January 1, 1997 to May 15, 1997	--	--	--	--	--	--	3,511	--	--	--	(3,511)	--
Balance, at May 15, 1997	--	--	--	--	--	--	9,000	--	--	--	(3,511)	5,489
					--
Issuance of common stock	--	--	--	--	78,910	79	--	--	--	1,803,371	--	1,803,450
Effect of recapitalization and merger	--	--	--	--	371,090	371	(9,000)	--	--	1,210,816	1,732	1,203,919
Cost associated with recapitalization and merger	--	--	--	--	--	--	--	--	--	(371,111)	--	(371,111)
Net loss for the period May 16, 1997 to December 31, 1997	--	--	--	--	--	--	--	--	--	--	(554,702)	(554,702)

Balance, at December 31, 1997	--	--	--	--	450,000	450	--	--	--	2,643,076	(556,481)	2,087,045

Issuance of common stock	--	--	--	--	10,938	11	--	--	--	6,999,989	--	7,000,000
Costs associated with common stock issuance	--	--	--	--	--	--	--	--	--	(50,000)	--	(50,000)
Options issued to consultants	--	--	--	--	--	--	--	--	--	45,446	--	45,446
Net loss for the year ended December 31, 1998	--	--	--	--	--	--	--	--	--	--	(1,973,913)	(1,973,913)

Balance, at December 31, 1998	--	--	--	--	460,938	461	--	--	--	9,638,511	(2,530,394)	7,108,578

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARIES
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDER EQUITY (DEFICIT) (Continued)

								Common			Deficit
	Preferred Stock							Stock	Unearned	Additional	Accumulated
	Series A		Series B		Common Stock		Members'	To Be	Compen-	Paid-in	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	sation	Capital	Stage	Total
Exercise of stock options	--	--	--	--	56	--	--	--	--	50,063	--	50,063
Issuance of warrants and options	--	--	--	--	--	--	--	--	--	3,664,749	--	3,664,749
Issuance of common stock	--	--	--	--	6,298	6	--	--	--	6,082,648	--	6,082,654
Issuance of preferred stock	12,015	120	--	--	--	--	--	--	--	11,578,839	--	11,578,959
Reclassification of Series A shares as mezzanine equity in accordance with EITF D-98	(12,015)	(120)	--	--	--	--	--	--	--	(11,578,839)	--	(11,578,959)

Net loss for the year ended December 31, 1999	--	--	--	--	--	--	--	--	--	--	(6,052,841)	(6,052,841)

Balance, at December 31, 1999	--	--	--	--	467,292	467	--	--	--	19,435,971	(8,583,235)	10,853,203

Stock option compensation	--	--	--	--	--	--	--	--	--	125,020	--	125,020
Issuance of warrants and options	--	--	--	--	--	--	--	--	--	1,366,050	--	1,366,050
Issuance of preferred stock dividend	841	8	--	--	--	--	--	--	--	(8)	--	--
Issuance of preferred stock	--	--	337,056	3,370	--	--	--	--	--	5,272,970	--	5,276,340
Beneficial accretion of Series A shares reclassified as mezzanine equity	--	--	--	--	--	--	--	--	--	(240,464)	--	(240,464)
Net loss for the year ended December 31, 2000	--	--	--	--	--	--	--	--	--	--	(10,787,062)	(10,787,062)

Balance, at December 31, 2000	841	8	337,056	3,370	467,292	467	--	--	--	25,959,539	(19,370,297)	6,593,087

Stock option compensation	--	--	--	--	--	--	--	--	--	64,729	--	64,729
Issuance of common stock for cash	--	--	--	--	2,462	2	--	--	--	418,721	--	418,723

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARIES
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDER EQUITY (DEFICIT) (Continued)

								Common			Deficit
	Preferred Stock							Stock	Unearned	Additional	Accumulated
	Series A		Series B		Common Stock		Members'	To Be	Compen-	Paid-in	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	sation	Capital	Stage	Total
Issuance of common stock in satisfaction of anti-dilution provision	--	--	--	--	9,543	10	--	--	--	(10)	--	--
Issuance of preferred stock dividend	--	--	20,224	202	--	--	--	--	--	(202)	--	--
Beneficial accretion of Series A shares reclassified as mezzanine equity	--	--	--	--	--	--	--	--	--	(195,577)	--	(195,577)
Net loss for the year ended December 31, 2001	--	--	--	--	--	--	--	--	--	--	(9,723,016)	(9,723,016)
Balance, at December 31, 2001	841	8	357,280	3,572	479,297	479	--	--	--	26,247,200	(29,093,313)	(2,842,054)
Stock option compensation	--	--	--	--	--	--	--	--	--	73,870	--	73,870
Issuance of warrants for service	--	--	--	--	--	--	--	--	--	322,000	--	322,000
Issuance of options in settlement of lawsuit	--	--	--	--	--	--	--	--	--	806,415	--	806,415
Employee compensation from stock options	--	--	--	--	--	--	--	--	--	988,184	--	988,184
Issuance of preferred stock dividends	--	--	40,194	402	--	--	--	--	--	(402)	--	--
Conversion of Series B to common stock	--	--	(397,474)	(3,974)	21,116	21	--	--	--	3,953	--	--
Beneficial inducement costs for convertible debt converted	--	--	--	--	--	--	--	--	--	206,348	--	206,348
Conversion of line of credit with Élan to common stock	--	--	--	--	6,422	6	--	--	--	3,082,481	--	3,082,487
Conversion of line of credit with entity controlled by director of company to common stock	--	--	--	--	115,741	116	--	--	--	2,499,884	--	2,500,000
Retirement of common stock returned in shareholder transaction	--	--	--	--	(256,855)	(257)	--	--	--	(12,226,062)	--	(12,226,319)

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARIES
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDER EQUITY (DEFICIT) (Continued)

								Common			Deficit
	Preferred Stock							Stock	Unearned	Additional	Accumulated
	Series A		Series B		Common Stock		Members'	To Be	Compen-	Paid-in	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	sation	Capital	Stage	Total
Issuance of common stock for cash	--	--	--	--	441,153	441	--	--	--	9,141,460	--	9,141,901
Net loss for the year ended December 31, 2002	--	--	--	--	--	--	--	--	--	--	348,119	348,119

Balance, at December 31, 2002	841	8	--	--	806,874	806	--	--	--	31,145,331	(28,745,194)	2,400,951
Issuance of common stock for cash	--	--	--	--	1,389	1	--	--	--	29,999	--	30,000
Issuance of common stock for standstill agreement	--	--	--	--	37,500	38	--	--	--	1,173,712	--	1,173,750
Conversion of Series B to common stock	--	--	--	--	5	--	--	--	--	--	--	--
Options issued to consultants for services	--	--	--	--	--	--	--	--	--	9,200	--	9,200
Shares issued to consultant for services	--	--	--	--	3,438	4	--	--	--	132,258	--	132,262
Employee compensation from stock options	--	--	--	--	--	--	--	--	--	1,236,566	--	1,236,566
Shares issued in Technology Purchase	--	--	--	--	109,907	110	--	--	--	5,583,158	--	5,583,268
Shares to be issued in Technology Purchase	--	--	--	--	--	--	--	5,043,226	--	--	--	5,043,226
Shares previously subject to rescission	--	--	--	--	6,231	6	--	--	--	649,994	--	650,000
Shares issued to Xmark for penalties	--	--	--	--	4,941	5	--	--	--	163,671	--	163,676
Shares issued to Xmark for interest	--	--	--	--	1,082	1	--	--	--	48,596	--	48,597
Shares to be issued to Xmark and other former Alliance creditors for interest and penalties	--	--	--	--	--	--	--	76,933	--	--	--	76,933
Options exercised through cashless exercise	--	--	--	--	1,861	2	--	--	--	(2)	--	--
Xmark puttable shares classified as mezzanine equity	--	--	--	--	--	--	--	--	--	(1,969,668)	--	(1,969,668)

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARIES
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDER EQUITY (DEFICIT) (Continued)

								Common			Deficit
	Preferred Stock							Stock	Unearned	Additional	Accumulated
	Series A		Series B		Common Stock		Members'	To Be	Compen-	Paid-in	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	sation	Capital	Stage	Total
Net loss for the year ended December 31, 2003	--	--	--	--	--	--	--	--	--	--	(22,773,504)	(22,773,504)
Balance, at December 31, 2003	841	8	--	--	973,228	973	--	5,120,159	--	38,202,815	(51,518,698)	(8,194,743)

Shares issued to consultant for services	--	--	--	--	11,562	12	--	--	(10,500)	43,675	--	33,187
Shares to be issued for legal fees	--	--	--	--	--	--	--	247,865	--	--	--	247,865
Employee compensation from stock options	--	--	--	--	--	--	--	--	--	959,283	--	959,283
Shares issued in Imagent Business purchase	--	--	--	--	99,276	99	--	(5,043,226)	--	5,043,127	--	--
Shares issued for penalties	--	--	--	--	8,935	9	--	(107,513)	--	244,460	--	136,956
Shares to be issued to Xmark and secured creditors for interest and penalties	--	--	--	--	--	--	--	252,357	--	--	--	252,357
Shares issued as payment for promissory notes	--	--	--	--	1,679,173	1,679	--	--	--	13,431,705	--	13,433,384
Shares issued for cash, net	--	--	--	--	1,268,750	1,269	--	--	--	9,323,731	--	9,325,000
Shares to be issued to investors for late registration	--	--	--	--	--	--	--	832,300	--	--	--	832,300
Issuance of stock in settlement of lease	--	--	--	--	30,829	31	--	--	--	586	--	617
Xmark puttable shares issued from mezzanine equity	--	--	--	--	--	--	--	--	--	1,969,668	--	1,969,668
Conversion of Series A to common stock	(841)	(8)	--	--	9,763	10	--	--	--	12,161,445	--	12,161,447
Retirement of puttable shares	--	--	--	--	(80,600)	(81)	--	(203,190)	--	(1,575,176)	--	(1,778,447)
Adjust shares for prior rounding	--	--	--	--	--	--	--	--	--	--	--	--
Shares to be issued to consultants for services	--	--	--	--	--	--	--	22,000	--	--	--	22,000
Shares issued for cash, net	4,500	45	--	--	--	--	--	--	--	4,139,955	--	4,140,000

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARIES
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDER EQUITY (DEFICIT) (Continued)

								Common			Deficit
	Preferred Stock							Stock	Unearned	Additional	Accumulated
	Series A		Series B		Common Stock		Members'	To Be	Compen-	Paid-in	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	sation	Capital	Stage	Total
Proceeds from contribution by shareholder	--	--	--	--	--	--	--	--	--	46,690	--	46,690
Warrants issued for services rendered	--	--	--	--	--	--	--	--	--	28,400	--	28,400
Net loss for the year ended December 31, 2004	--	--	--	--	--	--	--	--	--	--	(21,672,635)	(21,672,635)
Balance December 31, 2004	4,500	45	--	--	4,000,916	4,001	--	$1,120,752	$(10,500)	84,020,364	(73,191,333)	11,943,329
Shares issued for services	--	--	--	--	105,610	105	--	(269,865)	10,500	269,760	--	10,500
Employee compensation from stock options	--	--	--	--	--	--	--		--	1,077,780	--	1,077,780
Shares issued for penalties	--	--	--	--	2,855,743	2,856	--	(850,887)	--	2,516,623	--	1,668,592
Options issued in settlement of claim	--	--	--	--	--	--	--	--	--	42,250	--	42,250
Shares issued per round-up requirement related to reverse stock split	--	--	--	--	186	--	--	--	--	--	--	--
Net loss for the year ended December 31, 2005	--	--	--	--	--	--	--	--	--	--	(17,697,883)	(17,697,883)
Balance December 31, 2005	4,500	$45	--	$--	6,962,455	$6,962	$--	$--	$--	$87,926,777	$(90,889,216)	$(2,955,432)

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARIES
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2004	Year Ended December 31, 2005	Period from Inception (November 3, 1996) to December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,672,635)	$(17,697,883)	$(90,889,216)
Loss from discontinued operations	--	--	(1,100,651)
Adjustments to reconcile net income (loss) to cash
by operating activities:
Depreciation and amortization	3,126,628	1,920,667	8,406,351
Loss (gain) on disposal of property, plant and equipment	(2,200)	226,305	262,529
Gain on sale of marketable securities	--	--	(18,503)
United States Treasury Notes amortization	--	--	12,586
Stock option compensation	959,283	1,077,780	4,961,399
Gain from equipment lease settlement	(126,257)	--	(126,257)
License revenue deferred	6,000,000	1,000,000	9,000,000
Recognition of deferred license revenue	(354,940)	(725,575)	(1,080,515)
Amortization of deferred royalties expense	41,667	41,667	83,334
Valuation impairment allowances	274,479	7,506,566	7,781,045
Beneficial inducement costs for convertible notes	--	--	206,348
Issuance of warrants for services rendered	28,400	--	4,345,491
Issuance of stock options in settlement of lawsuit	--	--	806,415
Issuance of stock for standstill agreement	--	--	1,173,750
Issuance of stock for services rendered	303,052	10,500	445,814
Issuance of stock for interest payments and penalties	1,221,612	1,668,592	3,179,410
Equity in loss of affiliate	2,213,646	--	14,518,000
Changes in operating assets and liabilities:
Accounts receivable	(33,916)	33,916	--
Prepaid expenses	49,916	298,267	(144,535)
Deferred royalties expense	(500,000)	--	(500,000)
Accounts payable	105,398	(74,884)	1,985,306
Accrued expenses and assumed acquisition obligations	(450,492)	(58,944)	(413,957)
Accrued equipment lease obligation	--	--	1,050,589
Other	10,000	--	10,000
Net cash used in continuing operating activities	(8,806,359)	(4,773,026)	(36,045,267)

Net cash used in discontinued operations	--	--	(10,679,101)

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARIES
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31, 2004	Year Ended December 31, 2005	Period from Inception (November 3, 1996) to December 31, 2005
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of marketable securities	--	--	2,164,464
Purchases of marketable securities	--	--	(2,182,967)
Purchases of United States Treasury Notes	--	--	(38,656,973)
Sale of United States Treasury Notes	--	--	39,778,548
Purchase of property, plant and equipment	(114,757)	(3,040)	(754,674)
Proceeds from disposal of property, plant and equipment	2,200	344,384	492,135
Proceeds from disposal of technology license	--	102,500	102,500
Patent acquisition costs	--	--	(237,335)
Investment in and advances to affiliate	--	--	(15,107,468)
Increase in note receivable	--	--	(1,255,000)
Decrease (increase) in deposits	13,633	324,750	(439,370)
Purchase of Imagent business	--	--	(5,074,761)
Net cash provided by (used in) investing activities	(98,924)	768,594	(21,170,901)

Net cash used in investing activities of discontinued operations	--	--	(1,306,676)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital leases	--	--	(291,704)
Net proceeds from issuance of equity and mezzanine equity	13,465,000	--	54,004,340
Capital contributions from shareholders	46,690	--	1,958,364
Principal payments on acquisition debt	(1,250,000)	--	(2,500,000)
Principal payments on other debt	(3,350,641)	--	(3,350,641)
Proceeds from issuance of debt	3,133,096	--	20,544,721
Payments on lease settlement obligation	(75,000)	--	(75,000)
Cost of recapitalization	--	--	(371,111)
Net cash provided by financing activities	11,969,145	--	69,918,969

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,063,862	(4,004,432)	717,024
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,657,594	4,721,456	--
CASH AND CASH EQUIVALENTS, END OF YEAR	$4,721,456	$717,024	$717,024

SUPPLEMENTAL SCHEDULE OF CASH FLOWS
INFORMATION
Interest paid	$85,320	$--	$481,769

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARIES
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

NON-CASH INVESTING AND FINANCING ACTIVITIES:

YEAR ENDED DECEMBER 31, 2005:

In February 2005, the Company issued modified options in further settlement of claims by a former employee. The modification of the options resulted in a $42,250 decrease of accrued expenses with a corresponding increase in additional paid-in capital.

In September 2005, the Company entered into two simultaneous agreements with GE Healthcare Ltd. and Alliance Pharmaceutical Corp., for among other things, a technology cross-license valued at $1,200,000 in favor of the Company, for which the Company received $1,000,000. By agreement, the balance, or $200,000, was paid directly by GE Healthcare Ltd. to Alliance Pharmaceutical Corp., resulting in a non-cash increase in license revenue deferred and a decrease in assumed acquisition liabilities.

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

In June 2004, the Company issued secured promissory notes to Xmark Fund Ltd. and Xmark Fund L.P. totaling $2,128,447 to retire 80,599 common shares that had a put feature, extinguish obligations to issue additional shares valued at $166,458 ($123,409 accrued in 2004), as well as pay a $350,000 fee. As a result of this transaction and the holder of the puttable shares, having sold a portion of the shares and thereby extinguishing $314,630 of the put feature, Puttable Shares decreased by $1,969,668 and shareholder equity increased by $191,221.

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

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

1. Operations and Restructuring Overview

IMCOR Pharmaceutical Co. (formerly Photogen Technologies, Inc.) and Subsidiaries (the “Company”) is a development-stage pharmaceutical company previously focused on developing medical imaging pharmaceutical products. On February 5, 2004, the Company changed its name to IMCOR Pharmaceutical Co. to reflect the changed nature of the Company’s business to imaging pharmaceuticals.

One of the imaging agents is an FDA approved product, Imagent® (perflexane lipid microspheres) (“Imagent”), an ultrasound imaging contrast agent that was acquired in June 2003. Imagent had been previously approved for marketing by the FDA for use in patients with sub-optimal echocardiograms to opacify the left ventricle of the heart and improve delineation of the endocardial borders of the heart. Additionally, the Company had previously sought to expand the label indication for Imagent to myocardial perfusion imaging for the detection of coronary artery disease.

During the second quarter of 2005, the Company’s board of directors concluded that substantial additional capital resources required to fund its ongoing operations would not be forthcoming, and as more further described in Note 13, the Company has adopted and implemented an evolving restructuring plan that resulted in cessation or suspension of substantially all operations, including significant employee reduction-in-force, sale of excess equipment, suspension of manufacturing and clinical activities, cessation of current selling activities, vacating its premises, and the sale of certain of its technology. During the quarter ending September 30, 2005 the Company entered into a technology cross-license and two settlement agreements to resolve certain litigation and related disputes with other parties, as further described in Notes 3 and 8.

As a result of these restructuring activities, the Company is no longer able to operate in a manner that would allow it to further develop or promote the Imagent product on its own, and is currently evaluating its alternatives with respect to efforts to sell or otherwise maximize asset values related to the “Purchased Technology” (defined as the assets acquired on June 18, 2003 from Alliance Pharmaceutical Corp. (“Alliance”) which relate to the medical imaging business, including Imagent® (perflexane lipid microspheres), an FDA-approved product), and will continue to consider as alternatives the sale or license of it’s remaining assets, a merger or other material transaction. Such a transaction may include selling the Purchased Technology, a license or sale of the patent portfolio underlying the Purchased Technology, a manufacturing rights agreement, or another form of transaction. While such efforts as of December 31, 2005 have resulted in the solicitation of limited interest in such an arrangement, no definitive agreements have been reached nor transactions concluded. However, the Company is still contacting other interested or potentially interested parties, and believes the potential for a sale, license, development agreement or comparable transaction is possible.

The Company had two additional contrast agents in development for use in computed tomography (“CT”) and x - ray imaging with potential applications, (1) as a blood pool agent to diagnose diseased tissue in the cardiovascular system and other organs (PH-50), and (2) to diagnose cancer metastasizing into the lymphatic system (N1177). PH-50 and N1177 are iodinated nanoparticulate formulations and were still in early stages of development when the Company concluded a sale of the Technology License (to which these assets relate) for $102,500 in the third quarter 2005.

For the two years prior to the acquisition of the Imagent business in 2003, substantially all the Company’s research and development efforts were focused on the preclinical testing of PH-50. In addition, the Company had conducted research and development activities on the development of certain therapeutic photodynamic therapy applications and the development of a medical laser. These operations were split-off to the founding scientists as of November 12, 2002 and were recorded as discontinued operations in the financial statements.

The Company has previously realized only minimal revenues resulting from the licensing and sale of Imagent through the date of the suspension of selling activities in the second quarter of 2005. Such sales were intermittent and represented selective market efforts and were not necessarily indicative of future revenues or market penetration which might have been derived from the Company’s then current or prospective indications, and in the event adequate financial resources had been available to the Company.

Currently, the Company's core business focus has evolved from an operating entity conducting research and development, manufacturing and limited selling activities, to one which is now developing alternatives with respect to maximizing the asset value for its remaining principal Purchased Technology asset, continuing to protect its patent portfolio, securing extended payment terms and/or release of creditor claims in exchange for significantly discounted settlement payments to its current creditors and conducting other compliance-related activities, including the submission of required filings with the Securities and Exchange Commission (SEC). Costs associated with conducting these activities will be incurred only so long as sufficient capital remains available, and with the overall primary objective remaining as that of maximizing net values available to unsecured creditors first and shareholders second.

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies:

Liquidity and Basis of Presentation - Going Concern: The accompanying consolidated financial statements are prepared assuming the Company is a going concern.  The Company has reported accumulated losses since inception of $90,889,216, and as of December 31, 2005, has a working capital deficit of approximately $3,955,000. In addition, and as indicated above and in more details in Note 13, a restructuring plan was implemented commencing in the second quarter of 2005.

To the extent that the Company was able to estimate with reasonable certainty the fair value of certain assets as a result of its restructuring activities, it provided for certain valuation impairment allowances during the second quarter ended June 30, 2005 where necessary to reflect those certain assets at such estimated fair values, including property, leasehold improvements, and equipment and technology license. Those adjustments were charged to “Impairment losses.” However, the Company was not able at that date, nor again at the third quarter ending September 30, 2005, to make a determination with respect to a potential impairment of the fair market value of the Purchased Technology, together with the related deferred royalties asset and the deferred license revenue, due to the then continuing activities involving potential commercial alternatives for its intellectual property and the related uncertainty attributed to any potential outcomes.

Accordingly the Company continued to amortize into expense portions of the Purchased Technology and the related deferred royalties asset and recognize into income portions of the deferred license revenue, in accordance with its previously established accounting policies (see below) throughout the year ending December 31, 2005.

At December 31, 2005 the Company reassessed the carrying value of the Purchased Technology and the related deferred royalties asset and the deferred revenue, after taking into consideration the following factors:
➢
The fourth quarter experience related to the continued solicitation of interest in alternative transactions involving the Company’s Purchased Technology, particularly in the aftermath of the settlement of its litigation and the corresponding entry into the technology cross-license and the two settlement agreements;

➢
The continued evolution of the Company’s business model from an operating entity with research and development, manufacturing and limited selling capabilities to a holder of intellectual property which might have commercial application to other interested parties; and

➢
The lack of adequate capital which precludes the Company from supporting next-stage obligations associated with its current product license for Imagent, wherein it acts as the licensor, and which has therefore disrupted the prospective nature of this commercialization activity with the licensee and which may therefore require an adjustment to the future business arrangements between the parties, which currently is being explored but has not concluded. See Note 14; and

➢
The uncertainty about obtaining additional capital in amounts adequate to provide for the continued protection of the Company’s patent portfolio associated with the Purchased Technology, notwithstanding the two technology cross-licenses entered into in the fourth quarter 2004 and the third quarter 2005, respectively.

In light of these factors, discussed in greater detail in Note 13, the Company determined that as of December 31, 2005 there was less uncertainty as to the respective carrying balances of the Purchased Technology and the related deferred royalties asset and the deferred revenue, and therefore a) the related Purchased Technology asset should be adjusted to a reduced estimated fair value, and the amount of the write-down recognized as additional “Impairment losses,” b) the deferred revenue associated with its product license and two technology cross-licenses should be adjusted to zero and recognized as a reduction of “Impairment losses” and c) the deferred royalties asset which relates to the subject product license should be accordingly written off, with the corresponding charge made as an increase to “Impairment losses.”

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

The financial statements do not include any additional adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of any remaining uncertainties.

Recapitalization and Merger - In May 1997, IMCOR Pharmaceutical Co. (formerly known as Photogen Technologies, Inc. which was then known as M T Financial Group, Inc. (“M T Financial”)), acquired Photogen, Inc. through a subsidiary merger. As a result, Photogen, Inc. became a wholly-owned subsidiary of M T Financial and then M T Financial changed its name to Photogen Technologies, Inc. (then subsequently on February 5, 2005 to IMCOR Pharmaceutical, Co.).

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of IMCOR Pharmaceutical Co. and its wholly owned subsidiary, Sentigen Ltd. (“Sentigen”), a Bermuda entity. Sentigen was a joint venture with Elan International, Ltd. which was formed in October 1999 with the Company as an 80.1% owner. Elan was a 19.9% owner but retained substantive participation and management rights. On June 10, 2004, the joint venture was terminated and Sentigen became a wholly owned subsidiary of the Company. The Company’s investment in Sentigen was accounted for under the equity method from inception through June 10, 2004 and consolidated thereafter. All inter-company transactions have been eliminated. Sentigen currently has no operations and it is likely that it will be dissolved by the Bermuda authorities.

Stock Splits - On March 4, 2005, the Company effected a 1-for-20 reverse stock split of its common stock. In November 2002, the Company effected a 1-for-4 reverse stock split of its common stock. All share and per share amounts related to common stock in the consolidated financial statements have been retroactively adjusted for all periods presented to give effect to these reverse stock splits.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period.  Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements.

Cash Equivalents - Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents. Cash equivalents are carried at cost, which approximate their fair market value.

Concentration Risk - The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant concentration risk based on the quality of the financial institutions where deposits are maintained.

Property, Plant and Equipment - Property, plant and equipment are stated at cost.  Depreciation and amortization of equipment are provided for using the straight-line method over the estimated useful lives of the assets.  Computers and laboratory equipment are being depreciated over three years, and furniture and fixtures are being depreciated over seven years.  Leasehold improvements are being amortized on a straight-line basis over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Expense for maintenance and repairs are expensed as incurred. Any impairment in the carrying values of these respective assets has been estimated from time-to-time, and is charged to “Impairment losses” when appropriate. Upon disposition, all associated property, plant and equipment asset costs, together with the related accumulated depreciation and amortization and allowance for valuation impairment for the respective assets are written off, and to the extent that such net carrying values exceeded the amount of the disposition proceeds received, if any, such difference is then charged to “Loss on sale of equipment.”

Long-Lived Assets - The Company reviews the carrying values of its long-lived assets for possible impairment whenever an event or change in circumstances indicates that the carrying value of these assets may not be recoverable and recognizes a loss in the form of an allowance for valuation impairment when it is probable that the estimated future cash flows will be less than the carrying value of the asset. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.

Intangible Assets and Deferred Royalties - Intangible assets are amortized on a straight-line basis over their estimated useful lives. Deferred royalties assets are amortized over the same period as the related deferred revenue to which these assets relate. The carrying values of intangible assets are periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an intangible asset is less than its carrying value. Upon disposition, all associated intangible asset and deferred royalties asset costs, together with the related accumulated amortization and allowance for valuation impairment for the respective assets are written off, and to the extent that such net carrying values exceeded the amount of the disposition proceeds received, if any, such difference is then additionally recognized.

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Research and Development - Research and development costs are charged to expense when incurred.

Revenue Recognition and Deferred Revenue - Prior to December 31, 2005, the Company recognized revenue arising from previously received payments related to product and technology cross-license agreements ratably over remaining useful life (10-12 years) of the related technology as calculated from that time forward the respective licensing payments were received. At December 31, 2005, the Company recognized the then remaining deferred revenue as a reduction of “Impairment losses” related to the corresponding impairment write downs on intangible assets and deferred royalties made on a contemporaneous basis. See Notes 6, 13 and 14.

Income Taxes - Deferred tax liabilities and assets are provided for differences between the book and tax bases of existing assets and liabilities and tax loss carryforwards and credits using tax rates expected to be in effect in the years in which differences are expected to reverse. Valuation allowances are provided to the extent realization of tax assets is not considered likely.

Basic and Diluted Loss Per Common Share - Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options, warrants and convertible preferred stock as they are antidilutive. Potential common shares excluded from the calculation at each of the years ended December 31, are as follows:

	2004	2005
Options pursuant to plans	516,670	167,017
Options outside of plans, net of cashless component	15,727	34,977
Warrants	820,147	819,736
Issuable upon conversion of preferred stock	833,334	833,334
Total	2,185,878	1,855,064

Basic and diluted loss per common share in 2004 includes 417,965 shares to be issued, all of which were issued in 2005.

Fair Value of Financial Instruments - The carrying amounts reported in the consolidated balance sheets for cash, accounts payable and accrued expenses approximate fair value because of the short-term nature of these amounts. The carrying value of unsecured notes payable approximates its fair value, as interest approximates market rates.

Gain on Extinguishment of Debt - Reductions of amounts owed obtained through debt settlement arrangements with creditors are recorded as gains from extinguishment of debt in the period such arrangements are reached.

Stock Options - The Company’s stock option plans are accounted for using the intrinsic-value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The intrinsic-value method requires that compensation expense, if any, be determined by calculating the difference between the fair value of the Company’s common stock and the option’s strike price at a measurement date. The measurement date is generally when the number of shares and the option strike price are known. The Company uses the fair-value method to account for non-employee stock-based compensation. The Company has also adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment to FASB Statement No. 123.” Options issued to non-employees are accounted for using the recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the fair value-based method.

The Company has computed the pro forma disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation,” for options granted using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The assumption used and weighted-average information are as follows for each of the years ended December 31,:

	2004	2005
Weighted-average fair value of options granted	$6.60	$1.60
Expected dividend yield	$--	$--
Risk-free interest rate at grant date	3.79%	3.44%
Expected stock price volatility	183.24%	233.16%
Expected option lives (years)	5	5

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per basic and diluted share would have been changed to the pro forma amount indicated below for each of the years ended December 31, as follows:

	2004	2005
Applicable to common stockholders:
Net loss, as reported	$(22,170,695)	$(17,697,883)
Add stock based compensation expense	959,283	1,077,780
included in reported net loss
Less total stock-based employee
compensation expense determined under
the fair-value based method for all awards	(1,752,190)	(3,478,149)
Pro forma net loss	$(22,963,602)	$(20,098,252)

Net loss per common share (basic and diluted):	$(8.20)	$(2.95)
Reported	$(8.49)	$(3.35)
Pro forma

Recent Accounting Pronouncements:

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an Amendment of ARB No. 43, Chapter 4.” The statement requires abnormal amounts of idle facility and related expenses to be recognized as current period charges and also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued revised SFAS No. 123 (SFAS No. 123R), “Share-Based Payment.” This statement eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R is effective for Small Business Issuers for financial statements issued for the first interim period beginning after December 15, 2005. Currently, the Company discloses the pro forma net income and related pro forma income per share information in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation Costs—Transition and Disclosure. The Company is evaluating the impact of this statement, which could have a material impact on its results of operations.

In December 2004, the FASB issued FAS 153, “Exchanges of Nonmonetary Assets.” The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements. This statement will be applied prospectively.

On June 7, 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No, 20, Accounting Changes and Statement No. 3 Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not expect that the adoption of SFAS No. 154 will have a material effect on its financial statements or results of operations.

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

In February 2006, The FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, and amendment of FASB statements No. 133 and 140” (“SFAS No. 155”). This statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first full fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year. The Company does not expect that the adoption of SFAS No. 155 will have a material effect on the Company’s financial statements or its results of operations.

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

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

3. Acquisition of Imagent Business:

On June 18, 2003, the Company acquired the medical imaging business from Alliance Pharmaceutical Corp. (“Alliance”), pursuant to an Asset Purchase Agreement dated June 10, 2003 (the “Alliance Asset Purchase Agreement”). The acquisition costs and allocation to the assets acquired and liabilities assumed were as follows:

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
$22,878,146

The fair value of the common stock issued in 2003 and 2004 were all based on the fair value of the shares of stock on June 18, 2003, which was the date the shares were issuable. The Alliance Asset Purchase Agreement provided that the Company was obligated to pay Alliance creditors up to a specified amount for various categories of creditors. During 2004, some obligations to Alliance creditors were satisfied for less than the amounts originally estimated and as a result, the Company reduced both accrued expenses and the original acquisition cost of the leasehold improvements by $240,000.

Prior to reaching a settlement agreement with Alliance dated September 19, 2005 in conjunction with the settlement of certain litigation (see Note 8) (the “Alliance Settlement”), the Company was obligated to pay Alliance under the Alliance Asset Purchase Agreement contingent consideration (“Earnout”) based on revenues from the sale of Imagent from June 18, 2003 through June 18, 2010, subject to certain reductions. The Earnout was to be based on varying percentages applied to the revenue during the twelve month periods ending on each anniversary date as follows: 7.5% of revenue up to $20,000,000; 10% of revenue from $20,000,001 up to $30,000,000; 15% of revenue from $30,000,001 up to $40,000,000; and 20% of revenue in excess of $40,000,000. The Earnout was to have been reduced by the net amounts the Company was obligated to pay pursuant to a license agreement with Schering Aktiengesellschaft (“Schering AG”) and any amounts that may be due from Alliance pursuant to an indemnification agreement. The Earnout was subject to three additional offsets that were to have been applied in different priorities but in total may have provided reductions to the Earnout obligation up to approximately $7,000,000. Due to the absence of any meaningful current or expected revenue from Imagent, management was not previously able to, and therefore did not include the present value of future estimated Earnout payments in the determination of the consideration paid for the acquisition. Future Earnout obligations under the original arrangement would have therefore have been expensed in the periods when they could have been reasonably estimated.

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

As noted above, the Company entered into the Alliance Settlement on September 19, 2005, pursuant to which (i) each party’s respective ongoing obligations to one another under the Alliance Asset Purchase Agreement were terminated, including any obligations related to Earnout and Future Earnout, (ii) each party granted the other a mutual general release (which resolved, among other things, the parties’ claims against one another for various accumulated post-closing payments), and (iii) the parties agreed to share in the proceeds of future transactions involving the disposition of the Company’s Imagent asset in accordance with the following schedule:

Proceeds	Alliance Percentage	Company Percentage
$1 to $1,450,000	10.0%, not to exceed $100,000	90.0% of first $1,000,000; 100.0% of next $450,000
$1,450,001 to $5,000,000	30.0%	70.0%
$5,000,001 and above	33.3%	66.7%

The purchase costs allocated to intangible assets related to the acquisition of the Purchased Technology were estimated by management based on the fair value of the assets acquired. Purchased Technology has been amortized on a straight-line basis over the estimated remaining life of twelve years up to and through December 31, 2005.  Purchased Technology is stated at cost, less accumulated amortization and allowance for impairment. See Note 6.

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

The following is summarized unaudited financial information of Sentigen as of June 10, 2004 and the period from January 1, 2004 through June 10, 2004:

June 10,
2004
Cash	$--
License purchased from Elan, net	735,916
Total assets	$735,916

Due to affiliates	$--
Total shareholders’ equity	735,916
Total liabilities and equity	$735,916

Operating expenses:
Amortization of license	$432,067
Impairment of license	2,402,660
Net loss	$2,834,727

The License purchased from Elan is net of accumulated amortization of $3,611,424 as of June 10, 2004, and also net of cumulative allowances for valuation impairment of $10,652,660 as of June 10, 2004. Allowances for valuation impairment were recorded as follows: $2,500,000 in 2002, $5,750,000 in 2003 and $2,402,660 in the period ended June 10, 2004, and were charged to “Loss from joint venture.” In each of these cases, the allowance for valuation impairment was based on Sentigen’s assessment of the future cash flows or a valuation of the fair value of the license.

5. Property, Plant and Equipment

Property, plant and equipment consist of the following at each of the years ended December 31,:

	2004	2005
Leasehold improvements	$5,287,738	$--
Furniture, fixtures and equipment	1,824,819	--
Total	7,112,557	--
Accumulated depreciation and amortization	(2,685,514)	--
Property, plant and equipment, net	$4,427,043	$--

Maintenance and repairs are charged to operations as incurred.

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

When assets are taken out of service, an allowance for impairment is recorded to the extent that the then net carrying book value (cost, less accumulated depreciation and amortization) exceed estimated proceeds to be received. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation and amortization and allowance for valuation impairment are removed from the accounts and any gain or loss is included in operations.

Depreciation and amortization expense on property, plant and equipment was $1,742,274 and $593,901 in 2004 and 2005, respectively, at the time the assets were taken out of service pursuant to the Company’s restructuring activities commenced during the second quarter. See Note 13. In addition an impairment allowance reserve was established totaling $3,265,492, of which $3,072,315 was attributed to leasehold improvements and $193,177 was attributed to furniture, fixtures and equipment.

During the year ended December 31, 2005, furniture, fixtures and equipment with a net book value of $550,689 ($1,827,859 cost, less $1,083,993 accumulated depreciation and amortization and less $193,177 allowance for impairment reserve) was sold or otherwise disposed of for $324,384 in net proceeds, resulting in a loss on disposal of equipment totaling $226,305.

On July 19, 2005, and as part of its continued restructuring activities, the Company concluded two concurrent, interdependent negotiations with EOP-Industrial Portfolio, LLC (“EOP”), its lessor of the Company’s leased facilities property located at 6175 Lusk Boulevard in San Diego, California, and a new tenant for this property. See Note 8 for additional discussion. As a result of these negotiations, the Company executed a lease termination agreement, involving among other things, a surrender of the facility and the underlying leasehold improvements with a net book value of $20,000 ($5,287,738 cost, less $2,195,423 accumulated amortization and less $3,072,315 allowance for impairment reserve). Concurrent with that transaction and pursuant to an agreement with the new tenant, the Company received $20,000 from the new tenant, resulting in no gain or loss in the leasehold improvements, other than to the extent of the previously recorded impairment allowance noted above.

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

6. Intangible Assets and Deferred Royalties:

The cost and accumulated amortization of intangible assets and deferred royalties as of each of the years ended December 31, are as follows:

	2004	2005
Purchased technology:
Cost	$15,638,146	$15,638,146
Less allowance for valuation impairment	--	(11,373,572)
Accumulated amortization	(1,961,396)	(3,264,574)
	$13,676,750	$1,000,000
Patents:
Cost	$500,000	$500,000
Less allowance for valuation impairment	(274,479)	(274,479)
Accumulated amortization	(225,521)	(225,521)
	$--	$--
Technology license:
Cost	$735,916	$--
Less allowance for valuation impairment	--	--
Accumulated amortization	(39,508)	--
	$696,408	$--
Deferred royalties:
Cost	$500,000	$500,000
Less allowance for valuation impairment	--	(416,666)
Accumulated amortization	(41,667)	(83,334)
	$458,333	$--

In December 2004, the Company determined, after consideration of its decision to focus on the approval of Imagent in a new application, its limited resources, and the results of attempts to find development partners for the related technologies that the future cash flows related to patents were going to be less than the carrying value of patents. Therefore, in December 2004 the Company recorded an allowance for valuation impairment for $274,479 related to the patents to reduce the carrying value to zero because the Company did not believe there was a realistic probability of future cash flows related to this asset.

During the quarter ended June 30, 2005 the Company, as part of its restructuring activities (see Note 13) solicited interest from several parties regarding its technology license asset, which related to its PH-50 and N-1177 compounds. An agreement in principal was reached with one party by June 30, 2005 to sell this asset for $102,500, net of certain costs, and an impairment allowance of $570,321 was then recorded, resulting in a net carrying cost of $102,500 ($735,916 cost, less $63,095 accumulated amortization and less $570,321 allowance for impairment reserve). During the quarter ending September 30, 2005 an agreement was reached finalizing this sale, and the Company received the contemplated $102,500, resulting in no further gain or loss on the sale of this technology license asset, other than to the extent of the previously recorded impairment allowance noted above.

As previously discussed, the carrying values of the Purchased Technology were amortized on a straight-line basis over their estimated useful lives ranging from 10-12 years through December 31, 2005. The deferred royalties asset was amortized into operations over the same period as the related deferred revenues associated from a product license agreement to which these assets relate, which is 12 years, also through December 31, 2005. However, in light of the additional considerations addressed by the Company associated with its continuing restructuring activities (See Notes 2 and 13), management determined at December 31, 2005 that impairment allowances for the Purchased Technology and the deferred royalties assets, amounting to $11,373,572 and $416,666, respectively.

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Amortization expense for purchased technology, patents and technology license was $1,342,687 and $1,326,766 in 2004 and 2005, respectively. There is no additional amortization contemplated in the next five years, as the only remaining intangible asset with any carrying value, Purchased Technology, is being held in contemplation of reaching one or more alternative transactions which will result in net cash payments to the Company that will meet or exceed the Company’s current estimate of value for this asset as recorded at December 31, 2005.

7. Accrued Expenses and Assumed Acquisition Obligations:

	December 31,	December 31,
	2004	2005
Assumed acquisition obligations	$1,179,051	$924,784
Accrued payroll, deferred bonuses and related expenses	723,707	512,656
Accrued legal fees	--	139,153
Accrued interest	30,711	121,568
Other accrued expenses	257,832	190,000
	$2,191,301	$1,888,161

During the quarter ended September 30, 2005, the Company reduced its “Assumed acquisition obligations” by $200,000 as a result of reaching overall settlements in litigation and other disputes involving the Purchased Technology. See Note 8. The remainder of the “Assumed acquisition obligations” relates primarily to past due payment obligations owed to several parties totaling $622,750 at December 31, 2005.

During 2005 the Company also paid out $353,884 in salary-related costs which had been accrued at December 31, 2004 in “Accrued payroll, deferred bonuses and related expenses,” including $156,172 in accrued salary, $159,787 in earned vacation and $37,925 in the remainder of a severance obligation for a former employee.

During the quarter ended June 30, 2005, the former CEO’s employment with the Company was terminated, and the Company recorded a reserve for severance totaling $275,000. This individual is also owed $206,250 for a bonus earned in 2004. No portion of these obligations, totaling $481,250, has been paid; such amounts are included in “Accrued payroll, deferred bonuses and related expenses” at December 31, 2005.

One of the Company’s law firms had originally agreed to accept shares of the Company’s common stock for a portion of their services rendered during the six months ending June 30, 2005. However, prior to the end of this period, the law firm advised the Company that it preferred to be compensated for these services in cash payment, to the extent the Company is ultimately able to pay. The Company agreed to this request and has accordingly recorded this obligation, totaling $139,153, to “Accrued legal fees.”

Incurred but unpaid interest totaling $121,568, which represents an increase of $90,857 from December 31, 2004 to December 31, 2005, is included in “Accrued interest,” and is associated with various interest-bearing obligations, including “Notes payable unsecured” ($192,233), “Accrued royalty fees” owed to Schering AG ($401,946) and various payable obligations associated with the “Assumed acquisition obligations” referenced above ($622,750).

Incurred but unpaid Board fees, including related fees for service on various committees, totaling $180,000, and which were incurred during the periods April 1 to December 31, 2004 ($79,000) and January 1 to December 31, 2005 ($101,000) are included in “Other accrued expenses.” There have been no payments for any such obligations incurred after the first quarter ending March 31, 2004.

8. Commitments and Contingencies

Leases: The Company previously leased its facilities and certain equipment under non-cancelable operating leases, which expired at various times through 2008. The facilities leases required the Company to pay for all maintenance, insurance and property taxes.

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

As more completely discussed in Note 13, the Company was released from the remainder of its building lease obligations related to future minimum rental payments totaling $2,244,113 pursuant to a lease termination agreement executed July 19, 2005 and made effective on or about July 31, 2005. The Company incurred total charges, net of final adjustment, with the landlord totaling $540,825 ($447,490 base rent and $93,335 for maintenance, insurance and property taxes), $243,825 of which was paid in cash and the remainder, totaling $297,000, was settled by the surrender of the Company’s security deposit asset of like amount, pursuant to the lease termination agreement.

The Company had two other lease obligations for rental equipment, but at the time of vacating its former facilities, the Company made this equipment available back to the respective lessors, and believes it has no further financial obligations beyond that which was incurred in 2005 totaling approximately $123,000.

Commencing approximately August 1, 2005, the Company rented temporary office space, originally for a minimum of 3 months, but then converting this arrangement to month-to-month by year end. Total expense incurred under this arrangement totaled $12,654 for the reminder of the year ended December 31, 2005.

Total rental expense charged to operations for the years ended December 31, 2004 and 2005 was approximately $1,002,000 and $583,000, respectively. In addition to the rental expense, the charges from the landlord at 6175 Lusk Boulevard in San Diego, California for maintenance, insurance and property taxes totaled approximately $146,000 in 2004 and $93,000 in 2005.

License Agreements: As part of the acquisition of the Imagent business from Alliance in June 2003, the Company assumed a license agreement between Alliance and Schering AG (“Schering AG License”) which provides the Company with exclusive marketing and manufacturing rights, drug compositions, and medical devices and systems related to perfluorocarbon ultrasound imaging products, including Imagent, in the United States, for a five-year period from the date of the first commercial sale of a related product, which was August 2003. Schering AG is entitled to royalty payments based on five percent of sales revenues and ten percent of license fee revenues that are received as lump sum payments. Schering AG is entitled to a minimum royalty payment of $500,000 for lump sum license fee revenues received. If at the expiration of the five-year period the Company has not provided royalty payments to Schering AG in excess of $20,000,000 then Schering AG has the option to become a co-promoter of products, in which event the Company will be entitled to receive royalty payments from Schering AG. During the year ended December 31, 2004 the Company accrued $500,000 as the royalty obligation related to the product license agreement described in Note 14. The Company deferred this cost and has amortized it to expense over the same period that it has amortized the license revenue to income though December 31, 2005. See Note 13 for additional discussion about the carrying costs of this deferred royalties asset at December 31, 2005.

Litigation: On June 18, 2003, the Company, together with Alliance, the prior owner of the Purchased Technology, filed a complaint against Amersham Health, Inc. and two other Amersham affiliates (now known as GE Healthcare Ltd.) (collectively “Amersham”) alleging that certain Amersham products infringed on claims in the patents covering Imagent. The complaint alleged that principally through the Optison® product, Amersham infringed on eight patents owned by the Company. The Company further alleged misappropriation of trade secrets as well as other state law claims against Amersham.

Amersham denied the material allegations of the Company’s claims and asserted certain affirmative defenses and counterclaims. Amersham’s counterclaims included claims of infringement of the fifteen Amersham patents, breach of contract, breach of good faith and fair dealing, and tortious interference with contract. The Company and Alliance, as well as Amersham, also amended their complaints to include allegations of antitrust violations by the other parties.

The Company entered a Settlement Agreement and License (the “Amersham Settlement”) dated as of September 19, 2005 with Amersham, Alliance and Molecular Biosystems, Inc. The Amersham Settlement resolved the parties’ claims arising under the case described above. Under the terms of the Amersham Settlement, the Company’s technology cross-license was valued at $1,200,000 in favor of the Company, for which the Company received $1,000,000 directly from Amersham. The balance, or $200,000, was paid directly by Amersham to Alliance which served as the cash consideration to Alliance under the separate but concurrent Alliance Settlement more fully discussed in Note 3. The parties dismissed their litigation and granted each other fully paid-up, irrevocable, royalty-free, non-exclusive cross-licenses, with the right to sub-license, and mutual releases.

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

On May 11, 2005, the Company was served with an unlawful detainer lawsuit by EOP, the lessor of the property located at 6175 Lusk Boulevard in San Diego, California, regarding the Company’s default on its building lease for failing to pay $84,861 of rent that was due April 1, 2005. EOP continued to hold a $297,000 security deposit related to this lease at June 30, 2005. EOP asserted in this lawsuit it was entitled to terminate the lease, demand all past due amounts under the lease immediately, repossess the premises, demand payment for all unrelated costs and expenses, and/or assert any other rights that may be available in law or in equity. As described more in Notes 8 and 13, as part of the Company’s restructuring activities commenced in the second quarter ended June 30, 2005, the Company was allowed to peacefully vacate the premises by July 31, 2005 pursuant to a lease termination agreement. The Company was further released from all past due rents, late payment fees and any future lease payments for which the base rents totaled at least $2,244,000.

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

Lines of Credit- Secured - During 2003 and 2004 the Company borrowed funds pursuant to $4,160,000 of Revolving Convertible Senior Secured Promissory Notes (“Revolving Notes”) and other non-convertible notes payable (“Demand Notes”) (collectively, the “Promissory Notes”) to three institutional investors (“Investors”) which are also shareholders of the Company. In addition, at that time, two of the Company’s directors were officers or general partners in the Investors. The Promissory Notes were secured by a first priority security interest on all the Company’s assets (subordinate to the senior security interest of the secured note payable described above), accrued interest at 7.25% per annum, compounded monthly, and were due on August 5, 2003 (Revolving Notes) or on demand (Demand Notes). The Company defaulted on its obligation to complete a qualified financing by August 2003 for the conversion of the Revolving Notes into the Company’s common stock. In 2003 the Company had borrowed $11,735,036, including accrued interest of $318,036 under the Promissory Notes, and in 2004 the Company borrowed $1,698,348, including $395,848 of interest accrued during the year. In April and June of 2004, all of the principal and accrued interest was converted into 1,679,173 shares of the Company’s common stock at $8.00 per share.

In June 2004, the Company borrowed approximately $700,000 from a bank and repaid the loan in July 2004.

As of December 31, 2004 all liens and security interests related to these obligations have been removed, and remain so at December 31, 2005.

Notes Payable - Unsecured:

The unsecured notes payable bear interest at eight percent annually.

One of the Company’s directors is a general partner in the two entities that are owed $192,233 as of both December 31, 2004 and 2005.

10. Shareholders’ Equity (Deficit) and Mezzanine Equity:

(a)  Series A Preferred Stock:

Series A-New: In October 2004, the Company authorized and issued 4,500 shares of Series A Convertible Preferred Stock (“Series A-New”) to Bristol-Meyers Squibb Medical Imaging, Inc. (“BMSMI”) for $4,500,000 in conjunction with a non-exclusive technology cross-licensing agreement whereby BMSMI also paid the Company $4,000,000. Each share of the Series A-New is entitled to a liquidation preference of $1,000 per share and is convertible into 833,334 shares of the Company’s common stock at an effective conversion rate of $5.40 per common share. The Company may force the conversion of these shares into common stock after October 2005 in the event that the value of the Company’s common stock exceeds $8.10 for ten consecutive days. This mandatory conversion feature is limited to converting into an amount of common shares which does not exceed 19.9 percent of the then outstanding shares of the Company’s common stock.

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

An investment banking firm was paid a $680,000 fee and issued warrants expiring in October 2009 to purchase 66,667 shares of the Company’s common stock at $5.40 per share. The Company estimated $60,400 value for the warrants using the Black-Sholes pricing model. These costs were allocated pro rata between the value of the cross-licensing agreement and the value of the Series A-New shares. Accordingly, $392,000 was charged to shareholders’ equity as a reduction of the proceeds from the Series A-New shares and $348,400 was charged to expense.

Series A-Old: In October 1999 the Company issued 12,015 shares of preferred stock as Series A Preferred Stock (“Series A-Old”).  For the first six years from issuance, the preferred stock had a mandatory dividend of 7%.  Such dividends were cumulative, compounded on a semiannual basis, and were payable semiannually solely by the issuance of additional shares of the Series A-Old. At the time these shares were outstanding, the Company had a deficit and, as a result, the dividends were recorded against paid-in capital. In accordance with the provisions of the agreement, the Company issued 841 additional shares of the Series A-Old in 2000 in settlement of dividend requirements.  At December 31, 2003, there were 12,856 shares of Series A-Old outstanding. The Company had accrued 3,679 preferred shares in fulfillment of the dividend requirements since 2001. The liquidation preference was $1,000 per share, which amounted to $16,036,810 as of December 31, 2003.  The Series A-Old was convertible into common stock of the Company with an initial conversion price of $1,693.60 from October 2001 through October 2005. The Series A-Old was also exchangeable into additional shares of Sentigen to raise its ownership percentage to fifty percent until October 2005. As a result of this exchange feature, $12,015,000 was classified as mezzanine equity.

In June 2004, the holder of the Series A-Old converted all shares, including accrued but unpaid dividends, into 9,763 shares of the Company’s common stock. Accordingly, the $12,015,000 classified as mezzanine equity was reclassified to permanent equity and the liquidation preference of $16,534,840 related to these shares was extinguished.

 (b) Series B Preferred Stock - In February 2000, the Company completed a private placement of its Series B Convertible Preferred Stock (“Series B Preferred”). The Company received cash proceeds, net of related expenses, of $5,276,340 in exchange for 337,056 shares of the Series B Preferred. The Series B Preferred had an annual dividend rate of 6 percent. In accordance with the provisions of the agreement, the Company issued additional preferred shares of 20,224 in 2001 and 40,194 in 2002 in settlement of dividend requirements.

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

(c) Common Stock - As of December 31, 2004, the Company was subject to four groups of registration rights agreements. In the aggregate, these agreements cover approximately 5,553,969 shares of common stock (including approximately 735,881 shares issuable upon the exercise of warrants and 833,334 shares issuable upon the conversion of the Series A Convertible Preferred Stock) and require the Company to register those shares under various terms and subject to specific conditions in the agreements. In accordance with the terms of certain of these registration rights agreements, on January 11, 2005 a registration statement became effective relating to the resale of 2,332,679 shares of common stock including 735,881 shares issuable upon the exercise of warrants. In addition, on February 8, 2005 the Company filed a registration statement relating to the resale of 2,448,467 shares of common stock.

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

All of the shares issued in January through April 2005 were subject to pending registration statements which are not currently effective. The effectiveness of the registration statements was delayed while the Company responded to the SEC’s various comments which arose during the comment process. Given the Company's current financial circumstances and its goal to maximize the funds available to its creditors, its board of directors has determined that the Company will not continue to pursue its efforts to effect its registration statements currently on file with the SEC (File Nos. 333-122625 and 333-117907). Those registration statements, which are not currently effective, will be withdrawn.

The Company has stopped accruing penalty shares for the security holders who received shares subject to that certain registration rights agreement dated as of April 14, 2004 because without an effective registration statement the Company is unable to abide by the contractual requirement that the penalty shares such parties receive freely tradable shares.  In addition, we entered into an agreement with Oxford Bioscience Partners IV L.P., MRNA Fund II, L.P., and Mi3 L.P. to cease accruing penalty shares as of June 30, 2005.   In general, privately issued shares held by investors for more than one year may be sold under Rule 144.

Many of the Company's investors have held their shares in the Company for more than a year and will be qualified to sell their shares under Rule 144, subject to the restrictions set forth therein; indeed, several such investors have sold shares utilizing Rule 144. However, given the Company's current financial situation, at some point in 2006 or thereafter the Company may elect to cease reporting under the Exchange Act, and as a result, investors will no longer be eligible to resell their shares of the Company's common stock under Rule 144 (unless the shares have been held for two years, in which case they would be freely saleable under Rule 144(k)).

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

On April 19 and June 30, 2004, the Company sold 1,268,750 shares of its common stock for $8.00 per share and 735,875 warrants exercisable for $10.00 per share (including 101,500 warrants issued to its two placement agents), for approximately $10.15 million. The net proceeds to the Company were approximately $9,325,000. In addition, holders of an aggregate of approximately $12,719,500 principal amount of the Company's Secured Promissory Notes and Revolving Convertible Senior Secured Promissory Notes ("Notes"), plus $713,884 interest accrued and added to the note balance, converted these Notes into 1,687,034 shares of the Company's common stock at $8.00 per share, 7,861 of which were returned prior to year-end 2004 due to an over-issuance associated with an interest computation adjustment.

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

During 2004, the Company recorded $1,221,613 for penalties and fees, representing 327,957 shares of common stock due to shareholders for late registration of their shares. In June 2004, the Company extinguished its obligation for $203,190 (8,323 shares) of penalties and fees, which included $70,239 accrued as of December 31, 2003, as part of the exchange of Xmark puttable shares, noted previously. In December 2004, the Company issued 8,935 shares related to $244,469 of penalties and fees. As of December 31, 2004, the balance of shares to be issued which could be quantified included (a) 316,462 shares related to penalties and late registration fees totaling $812,000 and (b) 818 shares related to penalties and late registration fees totaling $18,587. In addition, an additional $20,300 in penalties and late registration fees were accrued but for which the number of shares to be issued could not be quantified as of December 31, 2004.

On January 11, 2005, 328,053 common shares were issued in settlement of penalties and late registration fees totaling $893,200, including those 316,462 shares which were quantifiable at December 31, 2004. Accordingly, $832,300 was reclassified from common stock to be issued, the additional $60,900 was charged off to current 2005 year operations, and the combined amounts totaling $893,200 were recorded to common stock and additional paid in capital in 2005.

On February 8, 2005, the remainder 818 shares which were quantifiable at December 31, 2004 were issued and the corresponding value of $18,587 was reclassified from common stock to be issued to common stock and additional paid in capital.

During 2004 one of the Company’s law firms agreed to accept shares of the Company’s common stock for services rendered. As of December 31, 2004, 101,378 shares are issuable related to $247,865 of services, which were expensed.

During 2004 two of the Company’s consultants agreed to accept shares of the Company’s common stock for services rendered. As of December 31, 2004, 4,232 shares are issuable related to $22,000 of services, which were expensed. These shares were subsequently issued on February 8, 2005 and accordingly $22,000 was reclassified from common stock to be issued to common stock and additional paid in capital at that time.

On February 10, 2005, in final settlement of further and all claims from a former employee, the Company modified exiting options for 1,875 shares to make them effectively exercisable in 21,125 net shares at an exercise price equal to zero. At December 31, 2004, the $42,250 cost associated with this contemplated transaction was accrued into operations. Upon completing the agreement in 2005, the associated accrued expense was reclassified into additional paid in capital.

During 2005 the Company issued an additional 2,526,872 common shares to settle $1,607,693 of penalties and late registration fees, associated with registration obligations relating to 1,679,173 common shares issued in 2004 upon the conversion of debt and accumulated interest totaling $13,433,384. 2,008,913 of these common shares were issuable at June 30, 2005, and have been accordingly included in the Company’s weighted average computations of weighted common shares outstanding for the year ending December 31, 2005. The common shares to settle these penalties and late registration fees were issued as follows: (a) 63,810 common shares on February 8, 2005, (b) 454,149 common shares on April 11, 2005, and (c) 2,008,913 common shares on December 30, 2005.

During 2005 the Company recorded into expense $10,500 related to previously issued shares which had been recorded to unearned compensation.

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

On January 24, 2005, the Company amended it Articles of Incorporation to increase the number of common shares authorized from 150,000,000 to 200,000,000.

11. Stock Incentive Plans, Options and Warrants

The Company maintains three long-term incentive compensation plans (“Plans”) as follows:

The 1998 Long-Term Incentive Compensation Plan, which provides for the granting of up to 25,000 stock options to key employees, directors and consultants; 2,765 options were outstanding as of December 31, 2005.

The 2000 Long-Term Incentive Compensation Plan, which provides for the granting of up to 1,500,000 stock options to key employees, directors and consultants; 151,752 options were outstanding as of December 31, 2005.

The 2000 Senior Executive Long-Term Incentive Compensation Plan, which provides for the granting of up to 50,000 stock options to senior executives. Options exercised under this plan contain certain registration rights 12,500 options were outstanding as of December 31, 2005.

Options granted under these Plans may be either “incentive stock options” within the meaning of Section 422A of the Internal Revenue Code, or nonqualified options. The stock options are exercisable over a period determined by the Board of Directors (through its Compensation Committee), but generally no longer than 10 years after the date they are granted.

The following summarizes the activity under the Plans combined for each of the years ended December 31,:

	2004	2005
Options outstanding at beginning of year	332,104	516,670
Options granted	230,071	95,000
Exercised	--	--
Options forfeited	(45,505)	(444,653)
Options outstanding at end of year	516,670	167,017

Option prices per share granted	$2.80 - $36.20	$8.00

Weighted average exercise price:
Options granted	$8.96	$8.00
Options granted at less than market price	$--	$--
Options granted at the market price	$8.96	$8.00
Options forfeited	$26.96	$123.20
Options outstanding at end of year	$127.34	$70.49
Options exercisable at end of year	$445.51	$97.80
Number of shares exercisable	134,884	116,267

As of December 31, 2004, unvested options for 334,469 shares will become fully vested upon a change in control of the Company, and unvested options for 315,594 shares will become fully vested upon termination of an employee. As of December 31, 2005, there are unvested options, issued to two individuals for 50,750 shares, all of which will become fully vested upon a change in control of the Company.

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

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

The following table summarizes information related to outstanding and exercisable options of the Plans as of December 31, 2005:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
Range of	Number of	Exercise	Contractual	Number of	Exercise
Exercise Price	Shares	Price	Life in Years	Shares	Price
$2.80 - $18.40	105,625	$8.08	9.61	54,875	$8.22
$18.41 - $21.60	29,627	$21.55	1.14	29,627	$21.55
$21.61- $91.20	11,563	$35.03	7.92	11,563	$35.03
$91.21 - $220.00	7,389	$186.44	1.01	7,389	$186.44
$220.01 - $550.00	88	$550.00	5.20	88	$550.00
$550.0 1- $1060.00	12,725	$664.07	1.29	12,725	$664.07
$1,060.01 - $1,205.00	--	$--	--	--	$--
Total	167,017	$70.49	6.98	116,267	$97.80

The following summarizes the activity related to warrants for each of the years ended December 31:

	2004	2005
Warrants outstanding at beginning of year	18,874	820,147
Warrants granted	802,548	--
Warrants exercised	--	--
Warrants forfeited	(1,275)	(411)
Warrants outstanding at end of year	820,147	819,736

Weighted average exercise price:
Warrants granted	$9.62	$--
Warrants exercised	$--	$--
Warrants forfeited	$1,678.84	$955.60
Warrants outstanding at end of year	$10.87	$10.40
Warrants exercisable at end of year	$10.50	$10.03
Number of shares exercisable	812,547	812,136

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

The following table summarizes information related to outstanding and exercisable warrants as of December 31, 2005:

	Warrants Outstanding			Warrants Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
Range of	Number of	Exercise	Contractual	Number of	Exercise
Exercise Price	Shares	Price	Life in Years	Shares	Price
$5.40 - $5.40	66,667	$5.40	3.80	66,667	$5.40
$10.00 - $10.00	735,881	$10.00	3.50	735,881	$10.00
$21.60 - $50.40	17,000	$37.69	1.90	9,400	$27.42
$884.54 - $884.54	188	$884.54	4.10	188	$884.54
Total	819,736	$10.40	3.49	812,136	$10.03

In 2004, the Company issued 66,667 warrants, exercisable at $5.40, to an investment advisor in conjunction with the cross-license and securities purchase agreement described in Note 14. The value of these options under the Black-Scholes option pricing model was $60,400 of which was $28,400 was allocated to the cross-license agreement and charged to expense. The Company also issued 735,881 warrants, exercisable at $10.00, to purchasers of the Company’s shares of common stock in April and June 2004 as described in Note 10 (c).

12. Dividends

Dividends for of the years ended December 31, 2004 related to the accrual of dividends on the Series A-Old Convertible Preferred stock, which was retired in 2004. There are no dividends associated with the Series A-New Convertible Preferred stock.

13. Restructuring Activities

On August 31, 2003, the Company closed its Pennsylvania corporate headquarters and transferred its headquarters to its facility in San Diego, California. The lease for the corporate headquarters expired in July 2004. As of December 31, 2003, the Company had accrued $236,700 as the estimate of the amount due for the remaining lease obligation. The Company subsequently determined that the landlord had leased its vacated premises and as a result the Company has reduced the estimate of the remaining lease obligation during 2004, and which is included in accounts payable at December 31, 2005 at $99,764.

The Company had an operating lease for laboratory equipment which expired during 2004. During 2001, the Company determined that equipment leased by the Company under this operating lease would no longer be used by the Company in its research and discontinued making the monthly lease payments. In 2001 the Company recorded a provision for the remaining future lease payments of $1,264,208. At December 31, 2003 the balance of this obligation was $719,940. In June 2004, the Company reached a settlement with the equipment lessor issuing 30,829 shares of common stock and paying $75,000 with an agreement to pay $25,000 in January 2005. The settlement requires the Company to make additional payments to the lessor to the extent the lessor’s proceeds from its future sales of this stock are below $468,601 (30,829 shares at a guaranteed minimum price of $15.20 per common share). This contingent obligation is classified in the balance sheet at both December 31, 2004 and 2005 as $467,984 accrued equipment lease obligation, with the remainder as $31 par value common stock and $586 additional paid in capital (attributed to the minor difference effected upon recording the change in the underlying shares issued upon the retroactive restatement related to the 1-for-20 reverse stock split - see Note 10). In addition, the scheduled January 2005 payment, which has not been made, is also included in accrued equipment lease obligation at both December 31, 2004 and 2005. The balance of the estimated obligation in June 2004 in excess of the value of the settlement was recorded as miscellaneous income ($126,257).

In April 2005, the Company, after assessing its cash resources, circumstances related to the continued patent litigation matter (see Note 8) and inability to obtain additional sources of cash necessary to continue the Company’s planned business activities, formulated and began to adopt a new restructuring plan which initially included a reduction-in-force of a majority of the full-time employees and part-time employees or consultants who perform administrative support, manufacturing and related functions. In addition, a limited number of full-time employees were transferred to part-time positions to assist the Company with the actions necessary to curtail its operations. The Company also temporarily suspended its manufacturing operations at that time, pending further developments.

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

The Company’s board of directors later concluded that, for a variety of factors, including some of which are cited in Note 2, it was not probable that the Company would obtain additional cash funds to continue operating even on a limited basis in the near term. Therefore, during May 2005, the Company modified its restructuring plan to include the disposition of its furniture, fixtures and equipment, to vacate its premises, and other steps to effect an orderly cessation or suspension of operations other than those necessary to facilitate completion of the restructuring plan.

The Company incurred approximately $34,000 in cash disbursements for severance pay associated with this restructuring plan during the year ended December 31, 2005, and also paid approximately $191,000 in previously accrued vacation obligations, primarily to terminated employees (which is required under California employment laws). The Company also terminated its vacation benefit program, and vacation was no longer accrued for then remaining employees. In addition, the Company negotiated two cash retention bonuses totaling $80,000 with two employees deemed integral to the restructuring efforts of the Company as part of this restructuring plan; however, one of the employees, as consideration, also waived any further claim he had to a previously earned, accrued but unpaid bonus of $60,000 from 2003. Accordingly, the Company recognized on a net basis only $20,000 bonus expense in the quarter ended June 30, 2005. The retention bonus obligations were paid as follows: $30,000 during the quarter ended June 30, 2005, $35,000 during the quarter ended September 30, 2005 and the remainder of $15,000, owed to one individual and accrued as of September 30, 2005, was subsequently paid in November 2005. All efforts required of these two individuals were largely concluded by September 30, 2005.

As part of the employee reduction plan, the employment of the Company’s CEO and President was terminated effective May 31, 2005. A reserve for severance (equal to one year’s salary, as required by this individual’s employment contract), amounting to $275,000, was recorded as expense during the quarter ending June 30, 2005, but remains unpaid and is accordingly included in accrued expenses at December 31, 2005.

As also discussed in Note 8, the Company concluded a successful negotiation with EOP, the lessor of the Company’s facility at 6175 Lusk Boulevard, San Diego, California. In conformity with the terms of this agreement, the Company vacated the premises on or about July 31, 2005 and surrendered its lease security deposit totaling $297,000. The Company was released from all other obligations, including past due rents totaling approximately $331,292 at July 31, 2005 (approximately $248,469 at June 30, 2005), as well as late payment fees and any future lease payments, commitments and/or contingencies. Future minimum lease payments at June 30, 2005 eliminated as result of the lease termination agreement totaled $2,244,113 at that date. In addition, Alliance, which was the lease guarantor, was also released from any and all claims, commitments and contingencies.

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

The remainder of the Company’s equipment and leasehold interest was subsequently sold subsequent to June 30, 2005 for $51,220 and, accordingly, all carrying values of related assets, accumulated depreciation and amortization, and valuation impairment allowances have been adjusted to zero as of December 31, 2005.

In addition to the impairment losses charged to operations, the Company recognized $248,599 as a “Loss on sale of equipment” as of June 30, 2005 for those certain asset sales which were concluded by that date; however, the Company has since collected $1,500 in miscellaneous collections attributed to assets whose book value had previously been written off, and also collected a net payment of $20,794 from its property and liability insurance carrier as a result of a submitted claim for stolen property which occurred during the period the Company was vacating the premise in favor of the new tenant. As a result, the actual “Loss on sale of equipment” has been reduced to $226,305 at December 31, 2005.

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

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

During the quarter ended September 30, 2005, the Company and the third party completed the asset purchase agreement for the sale of the Company’s assets exclusively related to N1177 and PH-50. The sale includes certain patent rights related to N1177 and PH-50 and other intellectual property, including the Company’s technology license asset. The agreement called for an aggregate purchase price (net of a third party intermediary fee, of $102,500) which was due in two payments, the first of which was $71,500 and was paid at closing and the balance of $31,000 was paid prior to year end upon satisfactory conclusion of certain required follow-on activities. Accordingly, all carrying values of this technology license related to its cost, accumulated amortization and valuation allowance have been adjusted to zero as of December 31, 2005.

As discussed in Note 8, the Company entered into the Amersham Settlement dated as of September 19, 2005 with Amersham, Alliance and Molecular Biosystems, Inc. The Amersham Settlement resolved the parties’ claims arising under the case described above. Under the terms of the Amersham Settlement, the Company’s technology cross-license was valued at $1,200,000 in favor of the Company, for which the Company received $1,000,000 directly from Amersham. The balance, or $200,000, was paid directly by Amersham to Alliance which served as the cash consideration to Alliance under the separate but concurrent Alliance Settlement discussed below. The parties dismissed their litigation and granted each other fully paid-up, irrevocable, royalty-free, non-exclusive cross-licenses, with the right to sublicense, and mutual releases.

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

As the Company’s 2005 restructuring activities continued during the second, third and fourth quarters of 2005, the efforts have continually focused on seeking alternatives as to how best maximize the value in the Company’s significant remaining asset the Purchased Technology, while at the same time minimizing and eliminating additional significant contingent claims, including those which might have been made had the Company not been able to negotiate to satisfactory conclusions matters related to (a) the ongoing patent litigation, (b) the related disputes with Alliance and (c) the facilities lease termination.

The Company continues to evaluate its alternatives with respect to efforts to sell or otherwise maximize asset values related to the Purchased Technology, for the benefit of its creditors and shareholders, and will continue to consider as alternatives the sale or license of its remaining assets, a merger or other material transaction. Such a transaction may include selling the Purchased Technology, a license or sale of the patent portfolio underlying the Purchased Technology, a manufacturing rights agreement, or another form of transaction. To date, efforts to complete such an arrangement have not been successful. However, the Company is still contacting interested or potentially interested parties, and there remains some potential for a sale, license, development agreement or comparable transaction.

Prior to December 31, 2005, the Company was not able to predict what types of arrangements might ultimately be made with potential business partners for Imagent, financial or otherwise. Accordingly, the Company prior to this date was not able to make any estimates for potential changes to the fair market value of the Purchased Technology, together with the related deferred royalties asset and deferred revenue credits carried on the Company’s balance sheet at September 30, 2005.

When the Purchased Technology was initially acquired in June 2003, the Company not only acquired the underlying technology of the FDA approved product Imagent, but ongoing operation which held out the possibility at the time that the Company could generate at least two strategic sources of revenue: (a) from direct product sales and (b) from product licensing and/or technology cross-licensing activities. For those reasons, the accounting policy was then established that the value of the Purchased Technology should be amortized on a straight-line basis into expense over the estimated useful remaining life of the underlying intellectual property, including the patent estate, which was 12 years from the date of the acquisition.

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Notwithstanding the difficulties associated with the ongoing litigation with Amersham, the Company nevertheless has been able to execute to a significant extent on the second part of the strategic revenue plan so far, that of obtaining cash-based revenues from product licensing and/or technology cross-licensing activities, including:

▪
$4,000,000 paid by Kyosei Pharmaceutical Co., Ltd. (“Kyosei”), a unit of the Sakai Group in Japan, in December 2003 and April 2004 pursuant to a product license, which was potentially worth as much as $10,000,000 to the Company if the future milestone obligations could be met;

▪	$4,000,000 paid by BMSMI in October 2004 for a technology cross-license; and

▪	$1,200,000 paid by Amersham in September 2005 for a technology cross-license, pursuant to reaching the Amersham Settlement and the related Alliance Settlement.

The Kyosei product license agreement contemplated certain ongoing collaborative activities between the Company and Kyosei, enabling the Company to achieve future payments upon the fulfillment of prospective performance obligations by each party, but there is no ongoing performance obligation as such related to prior amounts received. The two technology cross-license agreements with BMSMI and Amersham likewise do not contemplate any future performance obligations in the furtherance of the respective agreements.

Furthermore, because the Purchased Technology and the follow-on transactions for the above-described strategic revenues collected so far, as well as the derivative royalties obligation owed to Schering AG pursuant to the Kyosei product license agreement, are inextricably related to one another, the accounting policies have been implemented with the primary objective being to match the recognition of license/cross-license revenue and royalties expense to the amortization of the Purchased Technology. Therefore, up to December 31, 2005, the related license fees and royalties have been deferred and only partially recognized on a straight-line basis into license revenue and royalties expense, based on schedules which commence on the dates the respective transactions were concluded, and over the remaining estimated useful lives of the underlying technology.

The Company also faces certain continuing challenges to preserve and optimize the value of its Purchased Technology for the benefits of creditors and shareholders, not the least of which is the current lack of a full-time staff and reduced financial resources. For example, without an immediate capability to manufacturing the Imagent product, the Company can no longer support the prospective aspects of the Kyosei product license agreement as currently constructed, therefore putting out of practical reach, at least for the time being, any portion of the future potential payments totaling $6 million which might have otherwise flowed from this contract. In addition, it is similarly unlikely that the Company could readily restart the production of Imagent without first commencing a lengthy and costly process to reestablish manufacturing capabilities, which also puts out of reach for the time being the additional possibility of Imagent product sales. Continued protection of the value of the Company’s patent portfolio may represent another potential source of revenues for the Company, if factors warrant and the underlying cost-benefit analysis supports such action(s). And while the Company’s history of enforcing its rights in patents indicates that there is merit in this approach, patent protection, enforcement and/or possible litigation activities can be costly, time consuming and the results are inherently uncertain, so there can be no assurance that this business strategy will result in net benefits to the Company.

Based on potential transaction values which might be concluded in the near term, we have determined that the carrying value of the Imagent assets should be written down as of December 31, 2005 through the establishment of an allowance for valuation impairment to its currently estimated fair value of $1,000,000. Furthermore, since the lack of adequate capital and a full-time staff make it impracticable to continue normal operating activities due to the likelihood that additional value will most readily be created only through opportunistic circumstances related to strategic technology transactions with others, the Company has concluded that the remaining deferred revenues and related deferred royalties assets, should be recognized currently, rather than amortized into future operations, and that correspondingly the Purchased Technology asset should be written down to zero rather than amortized into future operations.

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

As a result of those adjustments and other asset impairment transactions described elsewhere in these “Notes to Consolidated Financial Statements,” the Company has recorded net impairment losses for each of the years ending December 31, 2004 and 2005 as summarized below:

	2004	2005
Impairment losses:
Purchased Technology write down	$--	$11,373,572
Add recognition of remaining deferred royalties	--	416,666
Less recognition of remaining deferred revenues	--	(8,119,485)
Net impairment attributed to Purchased Technology and related deferred license revenues and royalties	--	3,670,753
Patents	274,479	--
Technology license	--	570,321
Leasehold improvement	--	3,072,315
Furniture, fixtures and equipment	--	193,177
	$274,479	$7,506,566

The Company and its board of directors intend to reassess from time to time the remaining carrying cost of the Purchased Technology as the Company continues to explore various alternatives as to a possible sale, license, development agreement and/or comparable transaction(s).

The Company’s subsidiary, Sentigen, Ltd., a Bermuda entity, currently has no operations. It is likely to be administratively dissolved by the Bermuda authorities.

14. Deferred Revenue:

In December 2003, the Company entered into a product license agreement with Kyosei for the development and marketing of Imagent in Japan for all radiology and cardiology indications. Terms of the agreement call for the payment to the Company of up to $10,000,000 in fees and development milestone payments plus royalties on commercial sales. Kyosei will also pay the Company to manufacture Imagent for Kyosei’s clinical and commercial requirements. The Company received gross payments of $2,000,000 each in December 2003 and April 2004. These milestone payments have been amortized into income through December 31, 2005 over the remaining life of the related patents at the time each payment is received, which was approximately 12 years. The Company has recognized cumulative license revenue related to this agreement totaling $633,333, including $295,238 and $338,095 for 2004 and 2005, respectively, prior to considering the additional adjustment made in accordance with the Purchased Technology valuation assessment more fully discussed in Note 13.

The remaining potential milestone payments in the Kyosei agreement total up to  $6,000,000, and become due as follows: $1,000,000 upon commencement of a Phase 1 clinical study; $1,000,000 is due at the earlier of the initiation of a Phase 3 clinical study or December 2007, unless a Phase 2 clinical study was required, in which case date is December 2008, $2,000,000 on the earlier of the filing of a New Drug Application for Licensed Products in Japan (“NDA”), or the one year anniversary of the completion of the Phase 3 clinical study; $2,000,000 upon approval of the NDA.

As of December 31, 2005, and as previously discussed, the Company is not able to provide the Imagent product to Kyosei due to the restructuring activities of the Company which included the closure of the Company’s manufacturing facility, and therefore cannot prospectively support the further development of Imagent as contemplated by the remaining Kyosei agreement milestones for the time being, if at all.

On October 29, 2004, the Company received $4,000,000 related to the cross-licensing provisions of a technology cross-licensing and securities purchase agreement with Bristol-Meyers Squibb Medical Imaging, Inc. (“BMSMI”) covering ultrasound contrast agent patents. The agreement provides both BMSMI and the Company the right to further develop and commercialize their respective ultrasound contrast imaging agents without risk of infringing upon the other company’s patent rights. This payment has been amortized into income through December 31, 2005 over the remaining life of the related patents, which was approximately 11 years at the time of the agreement. The Company has recognized cumulative license revenue related to this agreement totaling $417,914, including $59,702 and $358,212 for 2004 and 2005, respectively, prior to considering the additional adjustment made in accordance with the Purchased Technology valuation assessment more fully discussed in Note 13.

IMCOR Pharmaceutical Co. and Subsidiaries
(formerly Photogen Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

On September 19, 2005 the Company entered into a Settlement Agreement and License with Amersham, Alliance and Molecular Biosystems, Inc. The Amersham Settlement resolved the parties’ claims arising under the litigation - see Note 8. Under the terms of the Amersham Settlement, the Company received a technology cross-license which was valued at $1,200,000 in favor of the Company, for which the Company received $1,000,000 directly from Amersham. The balance, or $200,000, was paid directly by Amersham to Alliance which served as the cash consideration to Alliance under the separate but concurrent Alliance Settlement more fully discussed in Note 3. The parties dismissed their litigation and granted each other fully paid-up, irrevocable, royalty-free, non-exclusive cross-licenses, with the right to sub-license, and mutual releases.

The Company recorded $1,200,000 attributed to the Amersham technology cross-license to deferred revenue, which it then began to amortize into income through December 31, 2005 over the remaining life of the related patents, which was approximately 10¼ years at the time of the agreement. The Company has recognized cumulative license revenue related to this agreement totaling $29,268, all of which is attributable to 2005, prior to considering the additional adjustment made in accordance with the Purchased Technology valuation assessment more fully discussed in Note 13.

As more fully discussed in Note 13, the Company has recognized the balance of the deferred revenue at December 31, 2005, totaling $8,119,485 ($3,366,667 related to the Kyosei product license, $3,582,086 related to the BMSMI technology cross-license and $1,170,732 related to the Amersham technology cross-license), taken into operations as a reduction of “Impairment losses” recorded in connection with its restructuring activities.

15. Income Taxes

As of December 31, 2004 and 2005, the Company has net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $40,372,000 and $52,373,000, respectively, that expire from 2018 through 2025, and $18,854,000 and $30,855,000, respectively, for California state income tax purposes that expire in 2013, 2014 and 2015. The Tax Reform Act of 1996 contains provisions that may limit the utilization of NOL carryforwards available to be used in any given year in the event of significant changes in ownership interests as defined in the act. In addition, a portion of the NOL carryforward may be lost as a result of the disposition of the Company’s therapeutic business in 2002. The amount of this adjustment has not yet been determined.

The expected income tax provision, computed based on the Company’s pre-tax income and the statutory Federal income tax rate, is reconciled to the actual tax provision reflected in the accompanying consolidated financial statements as follows:

	2004	2005

Expected federal income tax benefit	$(7,369,000)	$(6,017,000)
Expected state income tax benefit, net of federal benefit	(1,264,000)	(1,033,000)
Increase in valuation allowance	8,239,000	6,622,000
Losses for which no benefit recognized	394,000	429,000
Other	--	(1,000)
Provision for income tax expense	$--	$--

The following is a schedule of the significant components of the Company’s deferred tax assets as of each of the years ended December 31:

	2004	2005

Net operating loss carryforwards	$14,826,000	$19,607,000
Deferred revenue	2,862,000	--
Amortization of intangible assets	155,000	242,000
Impairment in asset valuations	109,000	4,640,000
Equity in loss of affiliate	5,081,000	5,081,000
Other temporary timing differences	167,000	251,000
Deferred tax asset	23,200,000	29,821,000
Less valuation allowance	(23,200,000)	(29,821,000)
	$--	$--

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Matters related to our auditors' decisions not to stand for re-election during the past two fiscal years are described in our Current Reports on Form 8-K that we previously filed.

ITEM 8A. CONTROLS AND PROCEDURES.

In September 2004, our management concluded that there were certain reportable conditions and material weaknesses in our internal controls and procedures. As noted in our Annual Report on Form 10-KSB for the year ended December 31, 2004, as amended, we had taken steps and had started to implement remediation procedures to address the identified reportable conditions and material weaknesses. However, based on our limited capital resources and the adoption of a restructuring plan in April 2005, which included a reduction-in-force of our full-time employees and part-time employees or consultants who perform administrative support, manufacturing and related functions, we have been unable to complete the previously identified remediation plans. As a result, certain of the previously identified reportable conditions and material weaknesses, particularly those related to the small size of our accounting staff and the limited number of our financial and accounting personnel, still exist.

Although certain material weaknesses in internal controls and procedures previously disclosed have not been fully remediated, we believe that changes and procedures that were implemented and remain in place, mitigate and reduce the likelihood of material misstatements or improper disclosures in our financial statements and reports. These changes and procedures include (i) engaging of Larry D. Grant as a financial consultant, (ii) adding Darlene Deptula-Hicks to our Audit Committee, (iii) requiring the Executive Committee of the Board to ratify routine and/or recurring expenditures and approve significant commitments and non-routine expenditures and payments, (iv) requiring both Larry D. Grant and our other seniour executives review and approve incurring all significant obligations and remitting payments, (v) adopting separate Codes of Ethics for all employees and for senior executives and finance personnel, (vi) adopting or updating the charters of our Audit and Compensation Committees, and (vii) creating a Disclosure Committee and adopting a Disclosure Committee Charter. In addition, the cessation of operations and discharge of employees simplifies the complexity and reduces the number of transactions we must monitor, thereby significantly simplifying the internal control process.

Our senior executive officers have previously consulted with Larry D. Grant and have participated in the evaluation of our disclosure controls (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2005 and, based on that evaluation, concluded that due to insufficient staff our disclosure controls and procedures were not fully effective to ensure timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act, and the rules and regulations thereunder. However, to the extent corrections and improvements in internal controls and disclosure controls and procedures cannot be implemented and/or maintained, management believes appropriate oversight and review is currently in place in light of the minimal transactions conducted during this fiscal year to prevent material misstatements in our annual financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors. The table below sets forth our seven directors and information concerning their age and position with the company as of March 31, 2006. Except for Mr. Fleming (who is a director of Memory Pharmaceuticals Corp.) and Ms. Deptula-Hicks (who is a director of Technest Holdings Inc.), none of these individuals is a director of any other company subject to the reporting requirements under the federal securities laws.

Name	Age	Position
Brian M. Gallagher, Ph.D.(1)	58	Director, Chairman of the Board
Taffy J. Williams, Ph.D.(1)	56	Director
Robert A. Ashley(2)	48	Director
Richard T. Dean, Ph.D.(2)(3)	58	Director
Darlene M. Deptula-Hicks, M.B.A.(2)	48	Director
Jonathan J. Fleming(1)(3)	48	Director
Alan D. Watson, Ph.D., M.B.A.(3)	53	Director

(1)	Member of the Executive Committee
(2)	Member of the Audit Committee
(3)	Member of the Compensation Committee

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

Taffy J. Williams, Ph.D. served as our President, Chief Executive Officer and a director between May 17, 2000 and May 31, 2005, when his employment as our President and CEO terminated as part of our employee reduction plan. Prior to joining the company, Dr. Williams served as CEO and President of PANAX Pharmaceuticals for two and half years and President of InKine Pharmaceuticals for two years. He received his Bachelor of Science in Chemistry from the University of Notre Dame and his Ph.D. in Chemistry from the University of South Carolina.

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

 Executive Officers and Significant Employees. The recent business experience of our other executive officers and significant employees or consultants follows.

Jack DeFranco, age 60, has served as Chief Operating Officer since January 20, 2005 and is currently providing services to the company as a consultant. From June 18, 2003 until January 20, 2005, he served as our Senior Vice President of Business Development and Marketing. For the ten years prior to joining the company, Mr. DeFranco served as Vice President of Marketing and Business Development for Alliance Pharmaceutical Corp., and he is currently employed with Alliance.   Mr. DeFranco received his B.S. from Stephen F. Austin University and an M.B.A. and M.A. from Fairleigh Dickenson University.

Larry D. Grant, age 54, has served as a financial consultant to the company since May 11, 2004. Mr. Grant is an independent consultant who provides concentrated interim chief financial officer services, generally to technology companies, for extended periods of time. From May 2003 to May 2004, Mr. Grant represented the Investors and Board of Directors of Molecular Reflections, Inc. From April 2003 to December 2003, Mr. Grant represented the Investors and Board of Directors of QED Solutions, Inc. From July 2002 to April 2003, Mr. Grant served as acting Chief Financial Officer with Voxiva, Inc. From February 2001 to July 2002, Mr. Grant served as Executive Vice President and Chief Financial Officer with SymRx, Inc. From August 1999 to February 2001, Mr. Grant served as Executive Vice President and Chief Financial Officer with JFX Software, Inc. Mr. Grant is a certified public accountant and has 31 years of experience in providing accounting and financial services.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership with the SEC. Those persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. To our knowledge, based solely on a review of the copies of those reports furnished to us during the fiscal year ended December 31, 2004, we believe that our executive officers, directors and beneficial owners of more than 10% of our common stock complied with all Section 16(a) filing requirements, except Oxford Bioscience Partners IV L.P. and Jonathan Fleming filed late Form 4’s reflecting late registration shares Oxford received in January 2005 (they each filed their Form 4’s on February 17, 2005). These late filings were due in part to a lack of resources by the company to assist the reporting persons with these filings; however, the obligation to file these reports rests with the person obligated to make the filing.

Code of Ethics. As of December 31, 2004, we have adopted a code of ethics for principal executives and senior financial officers, which includes our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. Our Code of Ethics for Senior Executives and Financial Personnel is referenced as Exhibit 14 and a copy will be provided without charge following the receipt of a written request to Larry D. Grant, IMCOR Pharmaceutical Co., P.O. Box 2389, La Jolla, CA 92037.

ITEM 10. EXECUTIVE COMPENSATION.

Executive Compensation. The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the Named Executive Officers (as defined below) for the fiscal years ended December 31, 2003, 2004 and 2005. The named executive officers (“Named Executive Officers”) are the company’s Principal Executive Officer and the other executive officers of the company who each received in excess of $100,000 in total salary and bonus for the fiscal year 2005. Compensation is shown in the following table:

 SUMMARY COMPENSATION TABLE

								Long Term Compensation
	Annual Compensation							Awards			Payouts
Name and Principal Position	Year	Salary		Bonus		Other Annual Compen- sation ($)		Restricted Stock Award(s) ($)	Securities Underlying Options (#)(3)		LTIP Payouts ($)	All Other Compen- sation ($)
Taffy J. Williams, Ph.D(1) Director, former President and Chief Executive Officer	2005 2004 2003	$132,815 275,000 275,000	(4)	$0 206,250 60,000	(6)	$275,000 0 0	(5)	$0 0 0	0 201,421 52,500	(7)	$0 0 0	$0 0 0
Jack DeFranco(1)(2) former Chief Operating Officer	2005 2004 2003	$237,238 183,000 107,145	(8)	$60,000 60,000 60,000	(9) (6)	$0 0 0		$0 0 0	0 12,500 8,500		$0 0 0	$0 0 0
Larry D. Grant financial consultant and Assistant Secretary	2005 2004 2003	$177,600 156,900 0	(10)	$0 0 0		$0 0 0		$0 0 0	0 0 0		$0 0 0	$0 0 0

(1)
Dr. Williams and Mr. DeFranco are entitled to severance if their employment is terminated without cause, as discussed below.  As part of the employee reduction plan, Dr. Williams was terminated effective May 31, 2005.

(2)
Mr. DeFranco joined the company on June 18, 2003 as part of the acquisition of the Imagent Business. He has served as Chief Operating Officer since January 20, 2005 and served as our Senior Vice President of Business Development and Marketing from June 18, 2003 until January 20, 2005.

(3)	Reflects a one-for-twenty reverse split which occurred in March, 2005.
(4)	Includes $12,666 of previously unpaid but accrued vacation.
(5)	Reflects accrual of severance obligation that has not been paid at year end.
(6)
Dr. Williams and Mr. DeFranco elected to defer payment of their bonuses through the year ending 2004. In 2005, Dr. Williams’ bonus remains deferred and Mr. DeFranco waived the 2004 bonus upon receipt of his 2005 bonus.

(7)
Reflects (i) 52,500 options granted in 2003 pursuant to that certain Letter Agreement dated July 23, 2003 and (ii) 201,421 options issued on June 30, 2004, both of which were subject to stockholder approval, which was received at the Annual Meeting held on January 20, 2005.

(8)	Includes $44,424 of previously unpaid but accrued vacation.
(9)	Reflects a retention bonus which was paid as an inducement to retain his services as an employee (See Note (6)).
(10)	Reflects consulting fees totaling $122,900 directly and another $34,000 paid by a stockholder on behalf of the company.

Stock Options. We did not grant any stock options during the 2005 fiscal year under our 2000 Long Term Incentive Compensation Plan.

The following table sets forth information about the Named Executive Officers concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the 2005 fiscal year.

2005 Option Exercises and Year-End Values

	Shares Acquired On	Value	Number of Securities Underlying Unexercised Options at Year End 2005 (#)			Fair Value of Unexercised In-the-Money Options at Year End 2005 ($)(1)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable		Exercisable	Unexercisable
Taffy J. Williams, Ph.D.	0	$0	0	0		$0	$0
Jack DeFranco	0	0	7,375	0	(2)	737.50	0
Larry D. Grant	0	0	0	0		0	0

(1)
For purposes of this table, the “value” of stock options was determined by the difference between the exercise price and $0.10, the closing price for common stock on the last business day of the fiscal year. Shares acquired on exercise of these options are not registered under the Securities Act of 1933 and are not freely saleable except in compliance with exemptions from registration, including the holding period and other requirements of Rule 144 thereunder. Consequently, the values set forth in the table are only theoretical values and may not accurately represent actual market value.

(2)	Mr. DeFranco owns options that expired in January 2006 and became unexercisable at that time.

Mr. DeFranco is currently a consultant to the company. Mr. DeFranco is bound by his Employee Confidentiality, Inventions and Noncompetition Agreements, as amended (the “Confidentiality Agreement”). The Confidentiality Agreement provides that while we employ Mr. DeFranco and for a period of two years after termination he will not engage in activities that compete with our business. The Confidentiality Agreement also requires Mr. DeFranco to disclose to our board of directors all inventions or other intellectual property discovered or made by him during his employment and twelve months thereafter, if those inventions are related to or useful in our business, or result from duties assigned to that individual or from the use of any of our assets or facilities.

Mr. DeFranco was eligible to receive typical health, life and disability insurance benefits that are available to our other salaried employees and to defer a portion of their salary through our 401(k) plan, but we did not match or make any contributions to the 401(k) plan during the 2005 fiscal year. We do not maintain a pension plan other than our 401(k) plan, and all of our employee benefit plans were terminated as part of our restructuring plan.

Through May, 2005, Mr. Grant provided services to us under a consulting agreement that required us to pay him consulting fees at a rate of $925 per day, plus pay for his reasonable out-of-pocket expenses, and certain transportation expenses between San Diego and the East Coast, and to provide modest interim living accommodations in San Diego. For the balance of the year, Mr. Grant continued to provide services to us under the consulting agreement but worked from the East Coast. During 2005, we paid Mr. Grant consulting fees totaling $177,600. In return, during 2005 Mr. Grant provided us with financial and accounting advisory services and spent an average of at least five days per week and at least eight hours per day devoted to our business through May, 2005. For the balance of the year, Mr. Grant continued to advise the company on average of two days per week.

 Officers generally serve at the discretion of the board of directors. We do not have any compensatory plans or arrangements resulting from resignation, retirement or any other termination of an executive officer’s employment with us.

As part of the employee reduction plan, the employment of our CEO and President was terminated effective May 31, 2005. We recorded a reserve for severance (equal to one year’s salary, as required by this individual’s employment contract), amounting to $275,000, as expense during the quarter ending June 30, 2005. This obligation remains unpaid and is accordingly included in accrued expenses at December 31, 2005.

We have entered into letter agreements with certain of our directors relating to their compensation as directors and members of various committees. Mr. Gallagher, our Chairman of the Board has received an option award to purchase 100,000 shares of common stock subject to vesting over a four year period. In addition, Mr. Gallagher receives $10,000 per month. On each anniversary of Mr. Gallagher’s continued election as the Chairman of the Board he will receive a new option grant to purchase 100,000 shares of common stock at the market price on the date of the grant. The additional options will vest over a four year period. Ms. Deptula-Hicks, Dr. Dean and Mr. Watson are each entitled to receive an annual fee of $20,000 and an additional annual fee of $5,000 for membership on the Audit Committee and $3,000 for membership on any other committee. Ms. Deptula-Hicks, Dr. Dean and Mr. Watson are each also entitled to a bi-annual option grant to acquire 3,000 shares of common stock, subject to quarterly vesting. Each of Mr. Gallagher, Ms. Deptula-Hicks, Dr. Dean and Mr. Watson are reimbursed for normal and necessary out-of-pocket business expenses. Mr. Ashley is entitled to receive 3,000 options vesting over two years, and 250 options for his Audit Committee membership; however, these options have not been issued to date.

Mr. Fleming has declined to receive any compensation for his participation on the Board or any of its committees. Dr. Williams does not receive any separate compensation for his Board membership or for his Executive Committee membership.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management. The following table sets forth the approximate beneficial ownership of our common stock as of on March 31, 2006 by directors and executive officers of the Company and any person or group known to us to be the owner of more than five percent of our common stock. Shares beneficially owned by the individuals below through family partnerships or other entities they control are included in the number of shares listed in the table below for that individual.

Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned(2)		Percent of Class Outstanding(3)

EXECUTIVE OFFICERS AND DIRECTORS:
Robert A. Ashley	0		*

Richard T. Dean	3,000	(4)	*

Jack DeFranco	0		*

Darlene M. Deptula-Hicks, M.B.A.	3,000	(5)	*

Jonathan Fleming/Oxford Bioscience Partners IV L.P. 225 Berkeley St., Suite 1650 Boston, MA 02216	4,790,470	(6)	66.4

Brian M. Gallagher, Ph.D.	50,000	(7)	*

Alan D. Watson, Ph.D. One Kendall Square Building 1000, Fifth Floor Cambridge, MA 02139	4,750	(8)	*

Taffy J. Williams, Ph.D.	0		*

All directors and executive officers as a group—2005 fiscal year (8 persons)	4,851,220		67.3

OTHER SHAREHOLDERS:

Oxford Bioscience Partners IV L.P. 225 Berkeley Street, Suite 1650 Boston, MA 02216	See above.

*	Constitutes one percent or less of the percent of class outstanding.
(1)	Unless otherwise indicated, the address of each person named in the table is c/o: IMCOR Pharmaceutical Co., P.O. Box 2389, La Jolla, California 92037.
(2)	With respect to directors and executive officers, based on information furnished by the director or executive officer listed.
(3)
The percent of class outstanding includes common stock outstanding as of March 31, 2006, and the shares of common stock issuable upon exercise of warrants and options or conversion of other securities within 60 days of March 31, 2006.

(4)	Includes 3,000 options exercisable within 60 days of March 31, 2006.
(5)	Includes 3,000 options exercisable within 60 days of March 31, 2006.
(6)
Includes 46,223 shares and 1,366 warrants held by MRNA Fund II L.P. and 4,606,746 shares and 136,135 warrants held by Oxford Bioscience Partners IV L.P., which Mr. Fleming may be deemed to control. Mr. Fleming disclaims beneficial ownership of these shares for all other purposes.

(7)	Includes 50,000 options exercisable within 60 days of March 31, 2006.
(8)	Includes 1,250 shares of common stock and options to acquire 3,500 shares of common stock exercisable within 60 days of March 31, 2006.

Change in Control Agreements. We know of no arrangements which could result in a change of control of the company.

Securities Authorized for Issuance Under Equity Compensation Plans.

The information provided in the following table is as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	167,017	$70.49	1,407,926
Equity compensation plans not approved by security holders	0	$0	0
TOTAL	167,017	$70.49	1,407,926

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Certain Relationships and Related Transactions.  We were involved in a joint venture transaction with units of Élan Corporation, plc. That joint venture, called Sentigen Ltd., was involved in the development of lymphography diagnostic products and is described under the heading “Investment in and Advances to Affiliate” in Note 4 to our Financial Statements.

Mi3, Oxford and MRNA purchased shares in the institutional financing which closed in April and June 2004. Jonathan Fleming (a director) is General Partner of OBP Management IV L.P. which is the general partner of Oxford and MRNA. William McPhee (a director at that time) was president of Mi3 Services L.L.C., the general partner of Mi3. These investors also provided capital to us evidenced by secured notes, which were converted into shares of our common stock at $8.00 per share in connection with the April/June 2004 financing. We have filed registration statements covering the resale of shares held by these stockholders (which have terminated since then), and we issued additional late registration shares to them as required by the applicable registration rights agreements.

We owed Oxford and MRNA $192,233 as of December 31, 2005 pursuant to unsecured notes. The notes bear interest at eight percent annually.

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

+10.29
Amended and Restated Supply Agreement dated as of October 8, 2003 by and between Genzyme Corporation and IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.). (Filed as Exhibit 10.29 to the company’s report on Form 10-KSB/A for the year ended December 31, 2004 and incorporated herein by reference.)

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

+10.31
Exclusive Distribution Agreement dated as of April 1, 2002 by and between Alliance Pharmaceutical Co. and CORD Logistics, Inc. (n/k/a Cardinal Specialty Pharmacy Distribution). (Filed as Exhibit 10.31 to the company’s report on Form 10-KSB/A for the year ended December 31, 2004 and incorporated herein by reference.)

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

During the quarter ended December 31, 2005, we did not file any reports on Form 8-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditors’ Fees

The aggregate fees billed for professional services rendered by the principal accountant for each of the fiscal years ended December 31, 2004 and 2005 for the audit of the Company’s annual financial statements and review of the financial statements included in our quarterly reports on Form 10-QSB, and services that are normally provided by the accountant in connection with statutory and regulatory filings (including review of registration statements under "Audit Related Fees") or engagements for these fiscal periods, were as follows:

	Year ended December 31, 2004	Year ended December 31, 2005
Audit Fees	$175,670	$183,795
Audit Related Fees	$56,350	$7,050
Tax Fees	$6,998	None
All Other Fees	None	None
Total	$239,018	$190,845

Audit Committee Pre-Approval Policy. Pursuant to the terms of our Audit Committee’s charter, our Audit Committee pre-approves all auditing services (which may entail providing comfort letters in connection with securities underwritings) and non-audit services proposed to be provided by the Company’s independent certified public accountant, except for non-audit services within the de minimus exception under Section 10A(i)(B) of the Exchange Act. In this connection, the Audit Committee has the authority to appoint one or more of its members to approve services, provided that the decisions made by such designees between meetings of the Audit Committee shall be presented to the full Audit Committee at the next meeting thereof. All of the services provided to the Company by Moss Adams LLP and Peterson & Co., LLP during the fiscal years ended December 31, 2004 and December 31, 2005 were pre-approved by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMCOR PHARMACEUTICALS CO.

Date: April 17, 2006	By:	/s/ BRIAN GALLAGHER
Brian Gallagher
(Chairman of the Board and Acting Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ TAFFY J. WILLIAMS	Director	April 17, 2006
Taffy J. Williams, Ph.D.

By:	/s/ DARLENE M. DEPTULA - HICKS	Director	April 17, 2006
Darlene M. Deptula - Hicks

By:	/s/ ALAN D. WATSON	Director	April 17, 2006
Alan D. Watson, Ph.D.

By:	/s/ JONATHAN FLEMING	Director	April 17, 2006
Jonathan Fleming

By:	/s/ RICHARD T. DEAN	Director	April 17, 2006
Richard Dean, Ph.D.

By:	/s/ ROBERT A. ASHLEY	Director	April 17, 2006
Robert A. Ashley

By:	/s/ BRIAN M. GALLAGHER	Director	April 17, 2006
Brian M. Gallagher, Ph.D.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
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

+10.29
Amended and Restated Supply Agreement dated as of October 8, 2003 by and between Genzyme Corporation and IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.). (Filed as Exhibit 10.29 to the company’s report on Form 10-KSB/A for the year ended December 31, 2004 and incorporated herein by reference.)

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

+10.31
Exclusive Distribution Agreement dated as of April 1, 2002 by and between Alliance Pharmaceutical Co. and CORD Logistics, Inc. (n/k/a Cardinal Specialty Pharmacy Distribution). (Filed as Exhibit 10.31 to the company’s report on Form 10-KSB/A for the year ended December 31, 2004 and incorporated herein by reference.)

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