Form 10QSB
period 2006-03-31
IMCOR PHARMACEUTICAL CO
filed 2006-05-22
CIK 761237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,962,455 shares of common stock, $0.001 par value per share, issued and outstanding at May 19, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

INDEX

(i)

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2005	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$717,024	$489,517
Prepaid expenses	144,535	130,345
Total current assets	861,559	619,862

Purchased technology, net	1,000,000	1,000,000

Total Assets	$1,861,559	$1,619,862

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable unsecured	$192,233	$192,233
Accounts payable	1,841,667	1,670,605
Accrued expenses and assumed acquisition obligations	1,888,161	1,911,586
Accrued royalty fees	401,946	401.946
Accrued equipment lease obligation	492,984	492,984
Total current liabilities	4,816,991	4,669,354

Commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.01 par value; 5,000,000 shares authorized Series A preferred stock: 4,500 shares authorized, issued and outstanding; $1,000 liquidation preference per share, $4,500,000 in aggregate	45	45
Common stock, $.001 par value; 200,000,000 shares authorized; 6,962,455 shares issued and outstanding as of December 31, 2005 and March 31, 2006	6,962	6,962
Additional paid-in capital	87,926,777	87,965,103
Deficit accumulated during the development stage	(90,889,216)	(91,021,602)
Total shareholders’ equity (deficit)	(2,955,432)	(3,049,492)

Total Liabilities and Shareholders’ Equity (Deficit)	$1,861,559	$1,619,862

See notes to consolidated financial statements.

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006	Period from Inception (November 3, 1996) to March 31, 2006

License revenue	$174,077	$--	$1,080,515

Operating expenses:
Research and development	857,750	20,458	12,149,986
Sales, general and administrative	4,171,484	238,669	55,815,219
Restructuring charges	--	--	1,541,455
Provision for future lease payments	--	--	1,264,208
Loss on disposal of property, plant and equipment	--	--	226,305
Impairment losses, net	--	--	7,781,045
Total operating expenses	5,029,234	259,127	78,778,218

Operating loss	(4,855,157)	(259,127)	(77,697,703)

Loss from joint venture	--	--	(14,518,000)

Investment and other income	27,829	3,467	1,498,341

Gain on extinguishment of debt	--	146,699	251,141

Interest expense	(22,355)	(23,425)	(1,656,032)

Loss from continuing operations	(4,849,683)	(132,386)	(92,122,253)

Discontinued operations:
Operating loss from therapeutic business	--	--	(10,679,101)
Gain from split-off of therapeutic business	--	--	11,779,752
	--	--	1,100,651

Net loss attributable to common shareholders	$(4,849,683)	$(132,386)	$(91,021,602)
Basic and diluted loss per common share	$(1.06)	$(0.02)
Weighted average number of common shares outstanding- basic and diluted	4,584,150	6,962,455

 See notes to consolidated financial statements

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006	Period from Inception (November 3, 1996) to March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,849,683)	$(132,386)	$(91,021,602)
Less gain from discontinued operations	--	--	(1,100,651)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	788,892	--	8,406,351
Loss on disposal of property, plant and equipment	--	--	262,529
Gain on sale of marketable securities	--	--	(18,503)
United States Treasury Notes amortization	--	--	12,586
Stock option compensation	233,955	38,326	4,999,725
Gain from equipment lease settlement	--	--	(126,257)
License revenue deferred	--	--	9,000,000
Recognition of deferred license revenue	(174,077)	--	(1,080,515)
Amortization of deferred royalty expense	10,417	--	83,334
Valuation impairment allowances	--	--	7,781,045
Beneficial inducement costs for convertible notes	--	--	206,348
Issuance of warrants for services rendered	--	--	4,345,491
Issuance of stock options in settlement of lawsuit	--	--	806,415
Issuance of stock for standstill agreement	--	--	1,173,750
Issuance of stock for services rendered	105,635	--	445,814
Issuance of stock for interest payments and penalties	983,325	--	3,179,410
Equity in loss of affiliate	--	--	14,518,000
Changes in operating assets and liabilities:
Accounts receivable	2,534	--	--
Prepaid expenses	(136,162)	14,190	(130,345)
Deferred royalties expense	--	--	(500,000)
Accounts payable	(173,389)	(171,062)	1,814,244
Accrued expenses and assumed acquisition obligations	(227,072)	23,425	(390,532)
Accrued equipment lease obligation	--	--	1,050,589
Other	--	--	10,000
Net cash used in continuing operating activities	(3,435,625)	(227,507)	(36,272,774)

Net cash used in discontinued operations	--	--	(10,679,101)

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006	Period from Inception (November 3, 1996) to March 31, 2006
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of marketable securities	--	--	2,164,464
Purchases of marketable securities	--	--	(2,182,967)
Purchases of United States Treasury Notes	--	--	(38,656,973)
Sale of United States Treasury Notes	--	--	39,778,548
Purchase of property, plant and equipment	(3,040)	--	(754,674)
Proceeds from disposal of property, plant and equipment	--	--	492,135
Proceeds from disposal of technology license	--	--	102,500
Patent acquisition costs	--	--	(237,335)
Investment in and advances to affiliate	--	--	(15,107,468)
Increase in note receivable	--	--	(1,255,000)
Decrease (increase) in deposits	--	--	(439,370)
Purchase of Imagent business	--	--	(5,074,761)
Net cash (used in) provided by investing activities	(3,040)	--	(21,170,901)

Net cash used in investing activities of discontinued operations	--	--	(1,306,676)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital leases	--	--	(291,704)
Net proceeds from issuance of equity and mezzanine equity	--	--	54,004,340
Capital contributions from shareholders	--	--	1,958,364
Principal payments on acquisition debt	--	--	(2,500,000)
Principal payments on other debt	--	--	(3,350,641)
Proceeds from issuance of debt	--	--	20,544,721
Payments on lease settlement obligation	--	--	(75,000)
Cost of recapitalization	--	--	(371,111)
Net cash provided by financing activities	--	--	69,918,969

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,438,665)	(227,507)	489,517
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,721,456	717,024	--
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,282,791	$489,517	$489,517

SUPPLEMENTAL SCHEDULE OF CASH FLOWS INFORMATION:
Interest paid	$--	$--	$481,769

NON-CASH INVESTING AND FINANCING ACTIVITIES:
THREE MONTHS ENDED MARCH 31, 2006:
NONE

THREE MONTHS ENDED MARCH 31, 2005:
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

See notes to consolidated financial statements

IMCOR Pharmaceutical Co. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation:

The accompanying unaudited consolidated financial statements of IMCOR Pharmaceutical Co. and Subsidiary (Sentigen, Ltd., or “Sentigen”) (together, the “Company”), have been prepared without audit in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. The consolidated balance sheet as of December 31, 2005 was derived from the Company’s audited financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, which has been filed with the SEC.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2006 may not be indicative of the results that may be expected for the full fiscal year.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates or assumptions. The more significant estimates reflected in these financial statements relate to the Company’s review of the fair value of its Purchased Technology (defined as the assets acquired on June 18, 2003 from Alliance Pharmaceutical Corp. ("Alliance”) which relate to the medical imaging business, including Imagent® (perflexane lipid microspheres), an FDA approved product).

2. Liquidity and Basis of Presentation - Going Concern:

The accompanying consolidated financial statements are prepared assuming the Company is a going concern.  The Company has reported accumulated losses since inception of $91,021,602 and as of March 31, 2006, has a working capital deficit of approximately $4,049,492. In addition, and as indicated above and in more detail in Note 12, a restructuring plan was implemented commencing in the second quarter of 2005. Efforts to implement this restructuring plan are ongoing, as the Company seeks to maximize the value of its remaining technology assets.

The financial statements do not include any additional adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of any remaining uncertainties.

3. Recent Accounting Pronouncements:

In December 2004, the FASB issued revised SFAS No. 123 (SFAS No. 123R), “Share-Based Payment.” This statement eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R is effective for Small Business Issuers for financial statements issued for the first interim period beginning after December 15, 2005. In connection with our adoption of SFAS No. 123R, effective January 1, 2006, utilizing the modified prospective method of transition, we recognized stock based compensation expense in the amount of $38,326 during the three months ended March 31, 2006.

On June 7, 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No, 20, Accounting Changes and Statement No. 3 Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. Our adoption of SFAS No. 154 during the three months ended March 31, 2006 did not have a material effect on our financial statements or results of operations.

In February 2006, The FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140” (“SFAS No. 155”). This statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first full fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year. We do not expect that the adoption of SFAS No. 155 will have a material effect on our financial statements or our results of operations.

In March 2006, the FASB issued Statement No. 156, "Accounting for servicing of Financial Assets, an amendment of FASB Statement No. 140" (“SFAS No. 156”). SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities in accordance with SFAS No. 140 be initially measured at fair value, if practicable. Furthermore, this standard permits, but does not require, fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting periods. SFAS No. 156 is also effective for the Company beginning January 1, 2007; however, the standard is not expected to have any impact on the Company's financial position, results of operation or cash flows.

4. Reclassification:

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

5. Basic and Diluted Loss Per Common Share:

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options, warrants and convertible preferred stock as they are anti-dilutive. Potential common shares excluded from the calculation at March 31 of each year are as follows:

	2005	2006
Options pursuant to plans	608,378	159,642
Options outside of plans, net of cashless component	34,977	34,977
Warrants	819,736	819,736
Issuable upon conversion of preferred stock	833,334	833,334
Total	2,296,425	1,847,689

6. Accounting for Stock-based Compensation:

Effective December 31, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payments,” which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No.123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to December 31, 2005 have not been restated. During the three months ended March 31, 2006, the Company recognized stock-based compensation of $38,326 pursuant to SFAS No.123(R) in the “Selling, general and administrative” line item of the Consolidated Statement of Operations. Additionally, no modifications were made to outstanding stock options prior to the adoption of SFAS No. 123(R), and no cumulative adjustments were recorded in the Company’s financial statements.

Prior to December 31, 2005, the Company accounted for stock-based compensation in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, compensation cost was recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. In certain cases the Company granted stock options at an exercise price less than the market price on the date of grant, and accordingly compensation expense was recognized for the stock option grants in periods prior to the adoption of SFAS No. 123(R).

SFAS No. 123(R) requires disclosure of pro-forma information for periods prior to the adoption. The pro-forma disclosures are based on the fair value of awards at the grant date, amortized to expense over the service period. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for the period ending March 31 prior to the adoption of SFAS No. 123(R), and the actual effect on net income and earnings per share for the period after the adoption of SFAS No. 123(R).

	2005	2006
Attributable to common stockholders:
Net loss, as reported	$(4,849,683)	$(132,386)
Add stock based compensation expense
included in reported net loss	233,955	38,326
Less total stock-based employee
compensation expense determined under
the fair-value based method for all awards	(276,876)	(38,326)
Pro forma net loss	$(4,892,604)	$(132,386)

Net loss per common share (basic and diluted):
Reported	$(1.06)	$(0.02)
Pro forma	$(1.07)	$(0.02)

For purposes of the above table, the fair value of each option granted is estimated as of the date of grant using the Black-Scholes option-pricing model using the weighted-average information for the following assumptions for the three months ended March 31, 2005 (there were no grants during the three months ended March 31, 2006):

Weighted-average fair value of options granted	$1.60
Expected dividend yield-	--%
Risk-free interest rate at grant date	3.44%
Expected stock price volatility	233.16%
Expected option lives (years)	5

As of March 31, 2006, the Company had unrecognized compensation costs of $90,007 related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 1.3 years.

The following summarizes the stock option activity for the three months ended March 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Terms
Outstanding, December 31, 2005	167,017	$70.49	6.98
Options granted	--	--	--
Options reinstated	--	--	--
Options exercised	--	--	--
Options forfeited or expired	(7,375)	$(22.45)	--
Outstanding March 31, 2006	159,642	$72.71	6.16
Options exercisable, March 31, 2006	109,267	$102.56	4.91

7. Property, Plant and Equipment:

During the year ended December 31, 2005, furniture, fixtures and equipment with a net book value of $550,689 ($1,827,859 cost, less $1,083,993 accumulated depreciation and amortization and less $193,177 allowance for impairment reserve) was sold or otherwise disposed of for $324,384 in net proceeds, resulting in a loss on disposal of equipment totaling $226,305.

On July 19, 2005, and as part of its continued restructuring activities, the Company concluded two concurrent, interdependent negotiations with EOP-Industrial Portfolio, LLC, its lessor of the Company's leased facilities property located at 6175 Lusk Boulevard in San Diego, California, and a new tenant for this property. As a result of these negotiations, the Company executed a lease termination agreement, involving among other things, a surrender of the facility and the underlying leasehold improvements with a net book value of $20,000 ($5,287,738 cost, less $2,195,423 accumulated amortization and less $3,072,315 allowance for impairment reserve). Concurrent with that transaction and pursuant to an agreement with the new tenant, the Company received $20,000 from the new tenant, resulting in no gain or loss in the leasehold improvements, other than to the extent of the previously recorded impairment allowance noted above.

8. Intangible Assets:

The cost and accumulated amortization of intangible assets and deferred expenses are as follows:

	December 31, 2005	March 31, 2006
Purchased technology:
Cost	$15,638,146	$15,638,146
Less allowance for valuation impairment	(11,373,572)	(11,373,572)
Accumulated amortization	(3,264,574)	(3,264,574)
	$1,000,000	$1,000,000

The carrying values of the Purchased Technology had been amortized on a straight-line basis over their estimated useful lives ranging from 10-12 years through December 31, 2005. However, in light of the additional considerations addressed by the Company associated with its continuing restructuring activities, management determined as of December 31, 2005 that an impairment allowance of $11,373,572 for the Purchased Technology was appropriate.

The Purchased Technology is being held in contemplation of reaching one or more alternative transactions which, if successful, will result in net cash payments to the Company that will meet or exceed the Company's current estimate of value for this asset as recorded at December 31, 2005 and March 31, 2006.

9. Accrued Expenses and Assumed Acquisition Obligations:

	December 31, 2005	March 31, 2006
Assumed acquisition obligations	$924,784	$924,784
Accrued payroll, deferred bonuses and related compensation expenses	512,656	512,656
Accrued legal fees	139,153	139,153
Accrued interest	121,568	144,993
Other accrued expenses	190,000	190,000
	$1,888,161	$1,911,586

During the quarter ended September 30, 2005, the Company reduced its “Assumed acquisition obligations” by $200,000 as a result of reaching overall settlements in litigation and other disputes involving the Purchased Technology. The remainder of the “Assumed acquisition obligations” relates primarily to past due payment obligations owed to several parties totaling $622,750 at December 31, 2005 and March 31, 2006.

During 2005, the Company also paid out $353,884 in salary-related costs which had been accrued at December 31, 2004 in “Accrued payroll, deferred bonuses and related expenses,” including $156,172 in accrued salary, $159,787 in earned vacation and $37,925 in the remainder of a severance obligation for a former employee.

During the quarter ended June 30, 2005, the former CEO's employment with the Company was terminated, and the Company recorded a reserve for severance totaling $275,000. This individual is also owed $206,250 for a bonus earned in 2004. No portion of these obligations, totaling $481,250, has been paid; such amounts are included in “Accrued payroll, deferred bonuses and related expenses” at December 31, 2005 and March 31, 2006.

One of the Company's law firms had originally agreed to accept shares of the Company's common stock for a portion of their services rendered during the six months ending June 30, 2005. However, prior to the end of this period, the law firm advised the Company that it preferred to be compensated for these services in cash payment, to the extent the Company is ultimately able to pay. The Company agreed to this request and has accordingly recorded this obligation, totaling $139,153, to “Accrued legal fees.”

Incurred but unpaid interest totaling $121,568 and $144,993 at December 31, 2005 and March 31, 2006, respectively, which represents an increase of $23,425 during this period ending March 31, 2006, is included in “Accrued interest,” and is associated with various interest-bearing obligations, including “Notes payable unsecured” ($192,233), “Accrued royalty fees” owed to Schering AG ($401,946) and various payable obligations associated with the “Assumed acquisition obligations” referenced above ($622,750).

Incurred but unpaid Board fees at December 31, 2005 and March 31, 2005, including related fees for service on various committees, totaled $180,000 and were in the amounts of $79,000 and $101,000 during the years ending December 31, 2004 and 2005, respectively, and are included in “Other accrued expenses.”

10. Litigation:

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

On May 11, 2005, the Company was served with an unlawful detainer lawsuit by EOP-Industrial Portfolio, LLC (“EOP”) regarding the Company’s default on its building lease to pay $84,641 of rent that was due April 1, 2005. The future minimum rents due on this lease were approximately $2,490,000 as of March 31, 2005. EOP continued to hold a $297,330 security deposit related to this lease at June 30, 2005. EOP asserted in this lawsuit it was entitled to terminate the lease, demand all past due amounts under the lease immediately due and payable, repossess the premises, demand payment for all related costs and expenses, and/or assert any other rights that may be available in law or in equity. As described in Note 12, as part of a restructuring plan adopted in April and May 2005, the Company has vacated the premises.

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

11. Shareholders’ Equity (Deficit):

The Company has not had any stock transactions during the three months ended March 31, 2006.

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

The Company has stopped accruing penalty shares for the security holders who received shares subject to that certain registration rights agreement dated as of April 14, 2004 because without an effective registration statement the Company is unable to abide by the contractual requirement that the penalty shares such parties receive are freely tradable shares. In addition, the Company’s obligation to accrue penalty shares stops when the stock has been held for two years and is freely tradable under Rule 144 of the Securities Act of 1933. Because the shares originally issued to the investors have been held for one year, they are tradable subject to the provisions of Rule 144. Therefore, the investors have liquidity despite the absence of an effective registration statement and some investors have already sold under Rule 144.

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

12. Restructuring Plan:

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

The Company’s board of directors later concluded that, for a variety of factors, it was not probable that the Company would obtain additional cash funds to continue operating even on a limited basis in the near term. Therefore, during May 2005, the Company modified its restructuring plan to include the disposition of its furniture, fixtures and equipment, to vacate its premises, and other steps to effect an orderly cessation or suspension of operations other than those necessary to facilitate completion of the restructuring plan. All of the above objectives have been met and concluded by December 31, 2005.

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

As part of the employee reduction plan, the employment of the Company’s CEO and President was terminated effective May 31, 2005. A reserve for severance (equal to one year’s salary, as required by this individual’s employment contract), amounting to $275,000, was recorded as expense during the quarter ending June 30, 2005, but remains unpaid and is accordingly included in accrued expenses at March 31, 2006.

As also discussed in Note 10, the Company concluded a successful negotiation with EOP, the lessor of the Company’s facility at 6175 Lusk Boulevard, San Diego, California. In conformity with the terms of this agreement, the Company vacated the premises on or about July 31, 2005 and surrendered its lease security deposit totaling $297,330. The Company was released from all other obligations, including past due rents totaling approximately $331,292 at July 31, 2005 (approximately $248,469 at June 30, 2005), as well as late payment fees and any future lease payments, commitments and/or contingencies. Future minimum lease payments at June 30, 2005 eliminated as result of the lease termination agreement totaled approximately $2,285,000 at that date. In addition, Alliance, which was the lease guarantor, was also released from any and all claims, commitments and contingencies.

As discussed in Note 10, the Company entered into the Amersham Settlement dated as of September 19, 2005 with Amersham, Alliance and Molecular Biosystems, Inc. The Amersham Settlement resolved the parties’ claims arising under the case described above. Under the terms of the Amersham Settlement, the Company’s technology cross license was valued at $1,200,000 in favor of the Company, for which the Company received $1,000,000 directly from Amersham. The balance, or $200,000, was paid directly by Amersham to Alliance which served as the cash consideration to Alliance under the separate but concurrent Alliance Settlement discussed below. The parties dismissed their litigation and granted each other fully paid-up, irrevocable, royalty-free, non-exclusive cross-licenses, with the right to sublicense, and mutual releases.

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

The Company is not currently able to predict what types of arrangements (if any) might ultimately be made with potential business partners for Imagent, financial or otherwise. Accordingly, the Company is unable to make any estimates for further potential changes to the fair market value of the Purchased Technology, which was written down to $1,000,000 at December 31, 2005, and which is accordingly carried at the same balance on the Company’s balance sheet at March 31, 2006.

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

13. Gain on Extinguishment of Debt:

Beginning in December 2005, the Company began to negotiate with certain creditors who were willing to settle and provide a full release of claims against the Company, in exchange for significantly discounted payments. During the three months ended March 31, 2006, the Company paid $16,818 to settle total obligations amounting to $163,517, resulting in a gain on extinguishment of debt totaling $146,699.

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

The following should be read in conjunction with the Company’s unaudited financial statements included above. References to the “Company,” “IMCOR,” “we,” “us,” or “our” are to IMCOR Pharmaceutical Co. and, where appropriate, our subsidiary, Sentigen, Ltd. (“Sentigen”). References to the “Purchased Technology” are to the medical imaging business of Alliance Pharmaceutical Corp. (“Alliance”) that the Company acquired on June 18, 2003. Imagent® (perflexane lipid microspheres) is a registered trademark owned by IMCOR.

LIQUIDITY AND CAPITAL RESOURCES

The independent registered public accounting firm's report dated April 14, 2006 included in our December 31, 2005 Annual Report on Form 10-KSB, contained the following explanatory paragraph:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and requirement for additional funding raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Notes 2 and 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At March 31, 2006, the Company had cash and cash equivalents of $489,517 and negative working capital of $4,049,492.

During the three month period ended March 31, 2006, our board of directors continued to implement our restructuring plan that had previously resulted in cessation or suspension of substantially all operations, including significant employee reduction-in-force, sale of excess equipment, suspension of manufacturing and clinical activities, cessation of manufacturing and selling activities, vacating our premises, and the sale of certain of our technology.

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

From January 1, 2006 through March 31, 2006, significant uses of our cash were as listed below (leaving us a net cash amount of approximately $490,000 at March 31, 2006) (all amounts approximate):

•
$17,000 to settle and release claims of certain of our unsecured creditors totaling $164,000 for a gain on extinguishment of debt of $147,000 (this is part of our total debt, of which approximately $4,669,000 remains unpaid at March 31, 2006);

•	$26,000 as a partial payment on certain other accounts payable obligations; and

•
$188,000 for several categories including: legal and intellectual property matters ($26,000), consultant fees ($29,000), audit fees ($35,000), and director and officer insurance to mitigate the Company’s obligation to provide mandatory indemnification pursuant to our articles of incorporation and bylaws ($75,000).

Based on potential transaction values which might be concluded in the near term (one year or less), we previously determined at December 31, 2005 that the carrying value of the Imagent assets would be written down as of that date, through the establishment of an allowance for valuation impairment, to its currently estimated fair value of $1,000,000. Furthermore, inasmuch as the lack of adequate capital and a full-time staff make it impracticable to continue normal operating activities, we recognize that additional value will most readily be created only through opportunistic circumstances related to strategic technology transactions with others.

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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2005 and 2006

As a result of the restructuring plans adopted in April and May of 2005, and which continue to be carried out through March 31, 2006, the results of the first quarter of 2006 may not be indicative of the remainder of the fiscal year.

Revenue and License Fees
We did not generate significant product revenues during the three months ending March 31, 2005 and none during the three months ending March 31, 2006 due to capital constraints which forced us to limit and ultimately curtail our sales and marketing capability and the cessation of manufacturing operations related to the closing of our FDA-approved manufacturing facility during 2005. Any sales of products during the 2005 period are therefore included in our financial statements under “investment and other income.”

License revenue recognized during the three months March 31, 2005, totaling approximately $174,000, relates to the amortization of the deferred license revenue previously received in 2003 and 2004. During the three months ended March 31, 2006, no license revenue was recognized as a result of writing down deferred revenue balances to zero at December 31, 2005.

Research and Development
Essentially all of our research expenses since the third quarter of 2004 until early second quarter 2005 were directed toward infrastructure and expenses associated with regulatory compliance and continued development of Imagent for new indications and the maintenance of our manufacturing capability. During the first quarter of 2006 (presented below), the only costs incurred related to patent considerations, in keeping with our overall objective to preserve net asset values for the benefit of creditors and shareholders. (Our regulatory and clinical operations were discontinued in their entirety by the beginning of the quarter ended September 30, 2005 as part of our restructuring plan.

The following is a summary of our major research and development cost categories (all amounts approximate):

	Three months ended March 31, 2005	Three months ended March 31, 2006	Increase/ (Decrease) 2005 to 2006
Personnel	$519,000	$--	(519,000)
Contract consultants	189,000	--	(189,000)
Patent costs	69,000	20,000	(49,000)
Production facilities costs	21,000	--	(21,000)
Supplies	11,000	--	(11,000)
Other	49,000	--	(49,000)
Total	$858,000	$20,000	$(838,000)

Personnel, contract consultant charges, production facilities costs, supplies and other costs all decreased from the quarter ended March 31, 2005 to zero amounts during the comparable 2006 period, primarily due to our cessation of operations and implementation of other aspects of our restructuring plan.

Patent related costs decreased, but are still being incurred as a necessary part of our strategy to protect the Imagent asset value.

Selling, General and Administrative Expense
The following is a summary of the major cost categories in selling general and administrative expenses (all amounts approximate):

	Three months ended March 31, 2005	Three months ended March 31, 2006	Increase/ (Decrease) 2005 to 2006
Personnel	$257,000	$--	$(257,000)
Contract consultants	271,000	29,000	(242,000)
Stock options	234,000	38,000	(196,000)
Legal and accounting	879,000	62,000	(817,000)
Fees	991,000	--	(991,000)
Facilities costs	420,000	10,000	(410,000)
Insurance	163,000	87,000	(76,000)
Depreciation & amortization	463,000	--	(463,000)
Amortization-purchase technology	326,000	--	(326,000)
Other	167,000	13,000	(154,000)
Total	$4,171,000	239,000	$(3,932,000)

Personnel costs were zero in 2006 as a direct result of our restructuring activities; we have had no employees since October, 2005.

Contract consultant charges decreased dramatically from the three months ended March 31, 2005 to the comparable 2006 period due to the restructuring plan commenced in the second quarter of 2005 and continued through March 31, 2006, and have been focused on the most pertinent activities we believe necessary to preserve overall asset values for the benefit of creditors and shareholders and maintaining compliance with our ongoing duties to maintain our public filings with the Securities and Exchange Commission (“SEC”).

Stock option expense decreased primarily due to the reductions of personnel as part of our overall restructuring plan and related activities. The costs incurred in the three months ended March 31, 2005 were calculated on the intrinsic method for option grants previously issued with exercise prices below the then fair market value, which had not yet vested, and which by their terms had not yet expired. The costs in the comparable period in 2006 were calculated on the fair value method, utilizing values in effect at the respective grant dates. The 2006 charges only relate to those options vesting during the first quarter, and which are held by two current members of our Board of Directors.

Legal and accounting expense decreased from the three months ended March 31, 2005 to the comparable 2006 period. Costs incurred in 2005 were significantly higher, primarily as a result of the then ongoing litigation, increased activities associated with the amendments of previous annual and quarterly filings with the SEC and various registration statement filings with the SEC.

There were no fees incurred in the first quarter of 2006, which in the comparable 2005 period related almost entirely to late registration penalties that began accruing in January 2005 for shares for which we had filed two registration statements. One was declared effective, which we decided to suspend because updated information was required, and the second of which has never been declared effective. We have stopped accruing penalty shares for the security holders who received shares subject to that certain registration rights agreement dated as of April 14, 2004 because without an effective registration statement we are unable to abide by the contractual requirement that the penalty shares such parties receive are freely tradable shares. In addition, we entered into an agreement with Oxford Bioscience Partners IV, L.P., MRNA Fund II, L.P. and Mi3, L.P. to cease accruing penalty shares as of June 30, 2005. In general, privately issued shares held by the investors for one year may be sold under Rule 144.

Depreciation and amortization of property, plant and equipment (including leasehold improvements) and technology license decreased from amounts recorded during the three months ended March 31, 2005 to zero in the comparable period in 2006, because all such assets were taken out of service and/or ultimately disposed of or otherwise abandoned as part of our restructuring activities.

Amortization of Purchased Technology ceased in 2005, as we wrote down the carrying value to $1,000,000, which we estimate to be potentially recoverable in the near term (one year or less) if one or more possible strategic transactions can be successfully negotiated. However, we cannot provide assurances that we can enter into such a transaction.

Investment and Other Income
Investment and other income in the first quarter of 2006 decreased from the comparable period in 2005, primarily due to the lack of revenues from sales of our Imagent product as a result of our curtailing of marketing efforts in 2006 as part of our restructuring plan.

Gain on Extinguishment of Debt
Beginning in late 2005, we began to negotiate with certain creditors who were willing to settle and provide a full release of claims on amounts we owed them, at a significant discount, in exchange for nominal payments. Through December 31, 2005, we had settled on approximately $115,000 in vendor claims in exchange for approximately $10,000. During the three months ending March 31, 2006, we paid $16,818 to settle $163,517 in vendor claims, resulting in a gain on extinguishment of debt totaling $146,699. From March 31, 2006 through May 12, 2006, we have continued to reach settlements, resulting in an additional gain of approximately $99,000, by paying out approximately $11,000 to settle an additional $110,000 in vendor claims. Therefore, total gains through May 12, 2006 related to settlements with creditors are approximately $351,000, based on paying out approximately $38,000 to settle approximately $389,000 in total claims.)

Interest Expense
Interest expense in the three months ending March 31, 2006 did not effectively change as the amount of our notes payable and other interest bearing obligations have not been increased or decrease during the intervening periods.

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

We have also sold our equipment and other licensed technology assets except for the Purchased Technology.

Therefore, we are currently unable to operate in a manner that would allow us to further develop or promote the Imagent product. In August 2005, we notified the FDA that we suspended any activity related to the Investigational New Drug Application. During the next several months, we will focus our limited resources primarily on preserving the value of the Purchased Technology, to the extent possible, and exploring various options concerning our business, including joint venturing, licensing or selling our Purchased Technology and other possible strategic transactions. We no longer have current human, financial and other resources available to us at this time to carry out our original business plan or fully develop and commercialize Imagent on our own.

Contractual Obligations
The following table summarizes our approximate contractual obligations as of March 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flow for future periods:

	Total Obligations All Years	2006	2007	2008	2009
Imagent purchase obligations and related notes (remaining)	$807,000	$807,000	$0	$0	$0

Notes payable	192,000	192,000	0	0	0

Accrued royalty liabilities	402,000	402,000	0	0	0

Severance and unpaid bonus to former CEO	481,000	481,000	0	0	0

Settlement amounts owed and guaranteed pursuant to equipment lease settlement	493,000	493,000	0	0	0

Other liabilities- past due	623,000	623,000	0	0	0

Accounts payable- past due	1,671,000	1,671,000	0	0	0

Total contractual cash obligations	$4,669,000	$4,669,000	$0	$0	$0

We have been released from operating lease obligations totaling approximately $2,285,000, which were related to our facilities lease at 6175 Lusk Boulevard in San Diego, pursuant to a lease termination agreement executed July 19, 2005 and made effective on or about July 31, 2005.

As of March 31, 2006, we have not entered into any purchase orders for capital equipment.

Significant Estimates
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an on-going basis, we evaluate our estimates and judgments. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe our most significant estimates relate to the impairment analysis we perform on our Purchased Technology assets to assess when a change in circumstances indicates that the carrying value may not be recoverable and we estimate the probable future cash flows related to that asset. These estimates may change and such changes may impact future estimates of carrying value.

Recent Accounting Pronouncements
In December 2004, the FASB issued revised SFAS No. 123 (SFAS No. 123R), “Share-Based Payment.” This statement eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R is effective for Small Business Issuers for financial statements issued for the first interim period beginning after December 15, 2005. In connection with our adoption of SFAS No. 123R, effective January 1, 2006, utilizing the modified prospective method of transition, we recognized stock based compensation expense in the amount of $38,326 during the three months ended March 31, 2006.

On June 7, 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No, 20, Accounting Changes and Statement No. 3 Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. Our adoption of SFAS No. 154 during the three months ended March 31, 2006 did not have a material effect on our financial statements or results of operations.

In February 2006, The FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140” (“SFAS No. 155”). This statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first full fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year. We do not expect that the adoption of SFAS No. 155 will have a material effect on our financial statements or our results of operations.

In March 2006, the FASB issued Statement No. 156, "Accounting for servicing of Financial Assets, an amendment of FASB Statement No. 140" (“SFAS No. 156”). SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities in accordance with SFAS No. 140 be initially measured at fair value, if practicable. Furthermore, this standard permits, but does not require, fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting periods. SFAS No. 156 is also effective for the Company beginning January 1, 2007; however, the standard is not expected to have any impact on the Company's financial position, results of operation or cash flows.

ITEM 3. CONTROLS AND PROCEDURES

In September 2004, our management concluded that there were certain reportable conditions and material weaknesses in our internal controls and procedures. As noted in our Annual Report on Form 10-KSB for the year ended December 31, 2004, as amended, we had taken steps and had started to implement remediation procedures to address the identified reportable conditions and material weaknesses. However, based on our limited capital resources and the adoption of a restructuring plan in April 2005, which included a reduction-in-force of our full-time employees and part-time employees or consultants who perform administrative support, manufacturing and related functions, we have been unable to complete the previously identified remediation plans. As a result, the previously identified reportable conditions and material weaknesses still exist.

Although weaknesses in internal controls and procedures previously disclosed have not been remediated, we believe that changes and procedures that were implemented and remain in place, mitigate and reduce the likelihood of material misstatements or improper disclosures in our financial statements and reports. These changes and procedures include (i) engaging of Larry D. Grant as a financial consultant, (ii) adding Darlene Deptula-Hicks to our Audit Committee, (iii) requiring the Executive Committee of the Board to ratify routine and/or recurring expenditures and approve significant commitments and non-routine expenditures and payments, (iv) requiring both Larry D. Grant and our other senior officers review and approve incurring all significant obligations and remitting payments, (v) adopting separate Codes of Ethics for all employees and for senior executives and finance personnel, (vi) adopting or updating the charters of our Audit and Compensation Committees, and (vii) creating a Disclosure Committee and adopting a Disclosure Committee Charter. In addition, the cessation of operations and discharge of employees simplifies the complexity and reduces the number of transactions we must monitor, thereby significantly simplifying the internal control process.

Our senior officers have previously consulted with Larry D. Grant and have participated in the evaluation of our disclosure controls (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2006 and, based on that evaluation, concluded that due to insufficient staff our disclosure controls and procedures were not fully effective to ensure timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act, and the rules and regulations thereunder. However, to the extent corrections and improvements in internal controls and disclosure controls and procedures cannot be implemented and/or maintained, management believes appropriate oversight and review is currently in place in light of the minimal transactions conducted during this fiscal quarter to prevent material misstatements in our annual financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended March 31, 2006, we had no legal proceedings described in Item 103 of Regulation S-B.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ending March 31, 2006, we did not issue any shares of our common stock.

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

Many of our investors have held their shares in the Company for more than a year and are qualified to sell their shares under Rule 144, subject to the restrictions set forth therein; indeed, several such investors have sold shares utilizing Rule 144. However, given our current financial situation, at some point in 2006 or thereafter we may elect to cease reporting under the Exchange Act, and as a result, investors will no longer be eligible to resell their shares of our common stock under Rule 144.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

RISK FACTORS

We currently have insufficient funds available to pay all of our liabilities.

Our cash and cash equivalents at March 31, 2006 was approximately $489,517. At March 31, 2006, we had current liabilities totaling approximately $4,669,354.

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

We are currently subject to the rules of the Exchange Act and the related reporting requirements. Compliance with the reporting requirements of the Exchange Act requires the timely filing of Quarterly Reports on Form 10-QSB, Annual Reports on Form 10-KSB and Current Reports on Form 8-K, among other actions. Our compliance with the reporting requirements involves significant costs and expenditures of management's time. Given our current financial position and the limited resources of our management, our board of directors may elect to remove the company from the reporting obligations of the Exchange Act at some point in 2006 or thereafter. If we make such an election, investors would not be able to utilize Rule 144 in connection with the resale of their shares of our common stock (until the shares become freely tradable under Rule 144(k)).

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

We have incurred losses since the beginning of our operations. As of March 31, 2006, we have incurred cumulative net losses (before dividends on preferred stock) of approximately $91,021,602. We expect our losses to increase in the future as our financial resources are used to preserve the value of our assets and to the extent possible, pay creditors. It is unlikely that we will be able to achieve or maintain profitability in the future.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports and prevent fraud, our operating results could be harmed and current and potential stockholders could lose confidence in our financial reporting, which could have a material adverse effect on our stock price and ability to raise capital. In September 2004, we and our independent registered public accounting firm concluded that our internal controls and procedures had certain material weaknesses and reportable conditions. For further information concerning our controls, see “Part I. Financial Information, Item 3. Controls and Procedures.”

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

We currently have one acting Principal Executive Officer (Mr. DeFranco) who was a part-time employee of the Company until October 2005. Mr. DeFranco became a consultant to the company in November 2005 and is engaged by us on a part-time, as needed basis through October 30, 2006. We also have retained Larry D. Grant, a consultant, to provide advisory and management services, on a part-time basis, on financial, operational and strategic matters. These individuals have entered into consulting agreements, confidentiality and/or non-competition agreements with us. If an individual performing one of these executive or consulting functions for us terminates his association with us or breaches their agreement with us:

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

As of March 31, 2006, two related stockholders controlled approximately 4,652,969 shares, or 66.8% of our issued and outstanding common stock at that date. This concentration of ownership and control may delay or prevent a change in control of IMCOR, and may also result in a small supply of shares available for purchase in the public securities markets. These factors may affect the market and the market price for its common stock in ways that do not reflect the intrinsic value of our common stock.

We have issued a substantial number of securities convertible into shares of our common stock that will result in substantial dilution to the ownership interests of our existing shareholders.

As of March 31, 2006, we had reserved 2,437,701 shares of our common stock for issuance upon exercise or conversion of warrants or stock options (including options that have been granted and that are available for grant in the future). Furthermore, on October 29, 2004, we issued and sold 4,500 shares of our newly issued Series A Convertible Preferred Stock which are convertible into 833,334 shares of our common stock.

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

Date: May 19, 2006	IMCOR Pharmaceutical Co.

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