Form 10QSB
period 2006-06-30
IMCOR PHARMACEUTICAL CO
filed 2006-08-21
CIK 761237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _____________ TO _____________

Commission File Number 0-23553

IMCOR PHARMACEUTICAL CO.
(Exact name of small business issuer as specified in its charter)

NEVADA	62-1742885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 2389
La Jolla, CA 92037
(Address of principal executive offices) (Zip Code)

858/410-5601
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,962,456 shares of common stock, $0.001 par value per share, issued and outstanding at August 17, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

(i)

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	December 31, 2005	June 30, 2006
Current assets:
Cash and cash equivalents	$717,024	$368,845
Prepaid expenses	144,535	81,187
Total current assets	861,559	450,032

Purchased technology, net	1,000,000	1,000,000

Total assets	$1,861,559	$1,450,032

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable unsecured	$192,233	$192,233
Accounts payable	1,841,667	1,601,591
Accrued expenses and assumed acquisition obligations	1,888,161	1,935,765
Accrued royalty fees	401,946	401,946
Accrued equipment lease obligation	492,984	492,984
Total current liabilities	4,816,991	4,624,519

Commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.01 par value; 5,000,000 shares authorized Series A preferred stock: 4,500 shares authorized, issued and outstanding; $1,000 liquidation preference per share, $4,500,000 in aggregate	45	45
Common stock, $.001 par value; 200,000,000 shares authorized; 6,962,456 shares issued and outstanding as of December 31, 2005 and June 30, 2006	6,962	6,962
Additional paid-in capital	87,926,777	87,973,306
Deficit accumulated during the development stage	(90,889,216)	(91,154,800)
Total shareholders’ equity (deficit)	(2,955,432)	(3,174,487)

Total liabilities and shareholders’ equity (deficit)	$1,861,559	$1,450,032

See notes to consolidated financial statements.

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006	Period from Inception (November 3, 1996) to June 30, 2006
License revenue	$174,077	$—	$348,154	$—	$1,080,515

Operating expenses:
Research and development	497,976	52,762	1,355,726	73,220	12,202,748
Sales, general and administrative	3,632,832	157,327	7,804,316	395,996	55,972,546
Restructuring charges	—	—	—	—	1,541,455
Provision for future lease payments	—	—	—	—	1,264,208
Loss on disposal of property, plant & equipment	248,599	—	248,599	—	226,305
Impairment losses, net	3,835,813	—	3,835,813	—	7,781,045
Total operating expenses	8,215,220	210,089	13,244,454	469,216	78,988,307

Operating loss	(8,041,143)	(210,089)	(12,896,300)	(469,216)	(77,900,606)

Loss from joint venture	—	—	—	—	(14,518,000)

Investment and other income	9,340	2,152	37,169	5,619	1,500,493

Gain on extinguishment of debt	—	98,918	—	245,617	350,059

Interest expense	(22,181)	(24,179)	(44,536)	(47,604)	(1,680,211)

Loss from continuing operations	(8,053,984)	(133,198)	(12,903,667)	(265,584)	(92,255,451)

Discontinued operations:
Operating loss from therapeutic business	—	—	—	—	(10,679,101)
Gain from split-off of therapeutic business	—	—	—	—	11,799,752
	—	—	—	—	1,100,651

Net loss attributable to common shareholders	$(8,053,984)	$(133,198)	$(12,903,667)	$(265,584)	$(91,154,800)
Basic and diluted loss per common share	$(1.47)	$(0.02)	$(2.56)	$(0.04)
Weighted average number of common shares outstanding- basic & diluted	5,473,110	6,962,456	5,031,497	6,962,456

 See notes to consolidated financial statements

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006	Period from Inception (November 3, 1996) to June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,903,667)	$(265,584)	$(91,154,800)
Less gain from discontinued operations	—	—	(1,100,651)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	1,269,078	—	8,406,351
Loss on disposal of property, plant and equipment	248,599	—	262,529
Gain on sale of marketable securities	—	—	(18,503)
United States Treasury Notes amortization	—	—	12,586
Stock option compensation	1,077,780	46,529	5,007,928
Gain from equipment lease settlement	—	—	(126,257)
License revenue deferred	—	—	9,000,000
Recognition of deferred license revenue	(348,154)	—	(1,080,515)
Amortization of deferred royalty expense	20,833	—	83,334
Valuation impairment allowances	3,835,812	—	7,781,045
Beneficial inducement costs for convertible notes	—	—	206,348
Issuance of warrants for services rendered	—	—	4,345,491
Issuance of stock options in settlement of lawsuit	—	—	806,415
Issuance of stock for standstill agreement	—	—	1,173,750
Issuance of stock for services rendered	10,500	—	445,814
Issuance of stock for interest payments and penalties	1,668,593	—	3,179,410
Equity in loss of affiliate	—	—	14,518,000
Changes in operating assets and liabilities:
Accounts receivable	(85,536)	—	—
Prepaid expenses	45,527	63,348	(81,187)
Deferred royalties expense	—	—	(500,000)
Accounts payable	257,811	(240,076)	1,745,230
Accrued expenses and assumed acquisition obligations	(32,329)	47,604	(366,353)
Accrued equipment lease obligation	—	—	1,050,589
Other	—	—	10,000
Net cash used in continuing operating activities	(4,935,153)	(348,179)	(36,393,446)

Net cash used in discontinued operations	—	—	(10,679,101)

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006	Period from Inception (November 3, 1996) to June 30, 2006
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of marketable securities	—	—	2,164,464
Purchases of marketable securities	—	—	(2,182,967)
Purchases of United States Treasury Notes	—	—	(38,656,973)
Sale of United States Treasury Notes	—	—	39,778,548
Purchase of property, plant and equipment	(3,040)	—	(754,674)
Proceeds from disposal of property, plant and equipment	270,871	—	492,135
Proceeds from disposal of technology license	—	—	102,500
Patent acquisition costs	—	—	(237,335)
Investment in and advances to affiliate	—	—	(15,107,468)
Increase in note receivable	—	—	(1,255,000)
Decrease (increase) in deposits	750	—	(439,370)
Purchase of Imagent business	—	—	(5,074,761)
Net cash provided by (used in) investing activities	268,581	—	(21,170,901)

Net cash used in investing activities of discontinued operations	—	—	(1,306,676)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital leases	—	—	(291,704)
Net proceeds from issuance of equity and mezzanine equity	—	—	54,004,340
Capital contributions from shareholders	—	—	1,958,364
Principal payments on acquisition debt	—	—	(2,500,000)
Principal payments on other debt	—	—	(3,350,641)
Proceeds from issuance of debt	—	—	20,544,721
Payments on lease settlement obligation	—	—	(75,000)
Cost of recapitalization	—	—	(371,111)
Net cash provided by financing activities	—	—	69,918,969

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,666,572)	(348,179)	368,845
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,721,456	717,024	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$54,884	$368,845	$368,845

SUPPLEMENTAL SCHEDULE OF CASH FLOWS INFORMATION:
Interest paid	$—	$—	$481,679

NON-CASH INVESTING AND FINANCING ACTIVITIES:

SIX MONTHS ENDED JUNE 30, 2006:

[NONE]

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the six months ended June 30, 2006 may not be indicative of the results that may be expected for the full fiscal year.

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

2. Liquidity and Basis of Presentation - Going Concern:

The accompanying consolidated financial statements are prepared assuming the Company is a going concern.  The Company has reported accumulated losses since inception of $91,154,800 and as of June 30, 2006, has a working capital deficit of $4,174,487. In addition, as indicated in more detail in Note 12, a restructuring plan was implemented commencing in the second quarter of 2005. Efforts to implement this restructuring plan are ongoing, as the Company seeks to maximize the value of its remaining technology assets.

The financial statements do not include any additional adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of any remaining uncertainties.

3. Recent Accounting Pronouncements:

In December 2004, the FASB issued revised SFAS No. 123 (SFAS No. 123R), “Share-Based Payment.” This statement eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R is effective for Small Business Issuers for financial statements issued for the first interim period beginning after December 15, 2005. In connection with our adoption of SFAS No. 123R, effective January 1, 2006, utilizing the modified prospective method of transition, we recognized stock based compensation expense in the amount of $46,529 during the six months ended June 30, 2006.

On June 7, 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No, 20, Accounting Changes and Statement No. 3 Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. Our adoption of SFAS No. 154 during the six months ended June 30, 2006 have a material effect on our financial statements or results of operations.

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

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities in accordance with SFAS No. 140 be initially measured at fair value, if practicable. Furthermore, this standard permits, but does not require, fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting periods. SFAS No. 156 is also effective for the Company beginning January 1, 2007; however, the standard is not expected to have any impact on the Company’s financial position, results of operation or cash flows.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have any impact on the Company's financial statements.

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

5. Basic and Diluted Loss Per Common Share:

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options, warrants and convertible preferred stock as they are anti-dilutive. Potential common shares excluded from the calculation at June 30 of each year are as follows:

	2005	2006
Options pursuant to plans	566,524	138,599
Options outside of plans, net of cashless component	34,977	34,977
Warrants	819,736	819,736
Issuable upon conversion of preferred stock	833,334	833,334
Total	2,254,571	1,826,646

6. Accounting for Stock-based Compensation:

Effective December 31, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payments,” which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No.123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to December 31, 2005 have not been restated. During the six months ended June 30, 2006, the Company recognized stock-based compensation of $46,529 pursuant to SFAS No.123(R) in the “Selling, general and administrative” line item of the Consolidated Statement of Operations. Additionally, no modifications were made to outstanding stock options prior to the adoption of SFAS No. 123(R), and no cumulative adjustments were recorded in the Company’s financial statements.

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

SFAS No. 123(R) requires disclosure of pro-forma information for periods prior to the adoption. The pro-forma disclosures are based on the fair value of awards at the grant date, amortized to expense over the service period. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for the period ending June 30 prior to the adoption of SFAS No. 123(R), and the actual effect on net income and earnings per share for the period after the adoption of SFAS No. 123(R).

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
Attributable to common stockholders:
Net loss, as reported	$(8,053,984)	$(133,198)	$(12,903,677)	$(265,584)
Add stock based compensation expense
included in reported net loss	843,825	8,203	1,077,780	46,529
Less total stock-based employee
Compensation expense determined under
the fair-value based method for all awards	(6,020,515)	(8,203)	(6,297,388)	(46,529)
Pro forma net loss	$(13,230,674)	$(133,198)	$(18,123,285)	$(265,584)

Net loss per common share (basic and diluted):
Reported	$(1.47)	$(0.02)	$(2.56)	$(0.04)
Pro forma	$(2.42)	$(0.02)	$(3.60)	$(0.04)

For purposes of the above table, the fair value of each option granted is estimated as of the date of grant using the Black-Scholes option-pricing model using the weighted-average information for the following assumptions for the six months ended June 30, 2005 (there were no grants during the six months ended June 30, 2006):

Weighted-average fair value of options granted	$1.60
Expected dividend yield-	—%
Risk-free interest rate at grant date	3.44%
Expected stock price volatility	233.16%
Expected option lives (years)	5

As of June 30, 2006, the Company had unrecognized compensation costs of $81,804 related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 1.2 years.

The following summarizes the stock option activity for the six months ended June 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Terms
Outstanding, December 31, 2005	167,017	$70.49	6.98
Options granted	—	—	—
Options reinstated	—	—	—
Options exercised	—	—	—
Options forfeited or expired	(28,418)	$(48.00)	—
Outstanding June 30, 2006	138,599	$75.10	6.83
Options exercisable, June 30, 2006	89,849	$111.51	5.84

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

8. Intangible Assets:

The cost and accumulated amortization of intangible assets and deferred expenses are as follows:

	December 31, 2005	June 30, 2006
Purchased technology:
Cost	$15,638,146	$15,638,146
Less allowance for valuation impairment	(11,373,572)	(11,373,572)
Accumulated amortization	(3,264,574)	(3,264,574)
	$1,000,000	$1,000,000

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

The Purchased Technology is being held in contemplation of reaching one or more alternative transactions which, if successful, will result in net cash payments to the Company that will meet or exceed the Company's current estimate of value for this asset as recorded at December 31, 2005 and June 30, 2006.

9. Accrued Expenses and Assumed Acquisition Obligations:

	December 31, 2005	June 30, 2006
Assumed acquisition obligations	$924,784	$924,784
Accrued payroll, deferred bonuses and related compensation expenses	512,656	512,656
Accrued legal fees	139,153	139,153
Accrued interest	121,568	169,172
Other accrued expenses	190,000	190,000
	$1,888,161	$1,935,765

The “Assumed acquisition obligations” relates primarily to past due payment obligations owed to several parties totaling $622,750 at December 31, 2005 and June 30, 2006.

During the quarter ended June 30, 2005, the former CEO's employment with the Company was terminated, and the Company recorded a reserve for severance totaling $275,000. This individual is also owed $206,250 for a bonus earned in 2004. No portion of these obligations, totaling $481,250, has been paid; such amounts are included in “Accrued payroll, deferred bonuses and related expenses” at December 31, 2005 and June 30, 2006.

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

Incurred but unpaid interest totaling $121,568 and $169,172 at December 31, 2005 and June 30, 2006, respectively, which represents an increase of $47,604 during this period ending June 30, 2006, is included in “Accrued interest,” and is associated with various interest-bearing obligations, including “Notes payable unsecured” ($192,233), “Accrued royalty fees” owed to Schering AG ($401,946) and various payable obligations associated with the “Assumed acquisition obligations” referenced above ($622,750).

Incurred but unpaid Board fees at December 31, 2005 and June 30, 2006, including related fees for service on various committees, totaled $180,000 and were in the amounts of $79,000 and $101,000 during the years ending December 31, 2004 and 2005, respectively, and are included in “Other accrued expenses.”

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

11. Shareholders’ Equity (Deficit):

The Company has not had any stock transactions during the six months ended June 30, 2006.

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

As part of the employee reduction plan, the employment of the Company’s CEO and President was terminated effective May 31, 2005. A reserve for severance (equal to one year’s salary, as required by this individual’s employment contract), amounting to $275,000, was recorded as expense during the quarter ending June 30, 2005, but remains unpaid and is accordingly included in accrued expenses at June 30, 2006.

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

The Company is not currently able to predict what types of arrangements (if any) might ultimately be made with potential business partners for Imagent, financial or otherwise. Accordingly, the Company is unable to make any estimates for further potential changes to the fair market value of the Purchased Technology, which was written down to $1,000,000 at December 31, 2005, and which is accordingly carried at the same balance on the Company’s balance sheet at June 30, 2006.

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

13. Gain on Extinguishment of Debt:

Beginning in December 2005, the Company began to negotiate with certain creditors who were willing to settle and provide a full release of claims against the Company, in exchange for significantly discounted payments. During the six months ended June 30, 2006, the Company paid $27,402 to settle total obligations amounting to $273,019, resulting in a gain on extinguishment of debt totaling $245,617.

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

At June 30, 2006, the Company had cash and cash equivalents of $368,845 and negative working capital of $4,174,487.

Subsequent to June 30, 2006 and through August 11, 2006, we have additionally expended approximately $73,000, $50,000 of which relates to costs incurred during the three months ended June 30, 2006 for intellectual property and patent protection matters, but which remained unpaid as of that date. Our cash balance at August 11, 2006 is approximately $296,000.

During the six month period ended June 30, 2006, our board of directors continued to implement our restructuring plan that had previously resulted in cessation or suspension of substantially all operations, including significant employee reduction-in-force, sale of excess equipment, suspension of manufacturing and clinical activities, cessation of manufacturing and selling activities, vacating our premises, and the sale of certain of our technology.

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

From January 1, 2006 through June 30, 2006, significant uses of our cash were as listed below (leaving us a net cash amount of approximately $369,000 at June 30, 2006) (all amounts approximate):

•
$27,000 to settle and release claims of certain of our unsecured creditors totaling $273,000 for a gain on extinguishment of debt of $246,000 (this is part of our total debt, of which approximately $4,625,000 remains unpaid at June 30, 2006);

•	$26,000 as a partial payment on certain other accounts payable obligations; and

•
$300,000 for several categories including: legal and intellectual property matters ($89,000), consultant fees ($69,000), audit and accounting review fees ($51,000), facilities costs ($9,000) and director and officer insurance to mitigate the Company’s obligation to provide mandatory indemnification pursuant to our articles of incorporation and bylaws ($76,000).

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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2005 and 2006

As a result of the restructuring plans adopted in April and May of 2005, and which continue to be carried out through June 30, 2006, the results of the second quarter of 2006 may not be indicative of the remainder of the fiscal year.

Revenue and License Fees

We did not generate significant product revenues during the three months ending June 30, 2005 and none during the three months ending June 30, 2006 due to capital constraints which forced us to limit and ultimately curtail our sales and marketing capability and the cessation of manufacturing operations related to the closing of our FDA-approved manufacturing facility during 2005. Any sales of products during the 2005 period are therefore included in our financial statements under “investment and other income.”

License revenue recognized during the three months June 30, 2005, totaling approximately $174,000, relates to the amortization of the deferred license revenue previously received in 2003 and 2004. During the three months ended June 30, 2006, no license revenue was recognized as a result of writing down deferred revenue balances to zero at December 31, 2005.

Research and Development

Essentially all of our research expenses since the third quarter of 2004 until early second quarter 2005 were directed toward infrastructure and expenses associated with regulatory compliance and continued development of Imagent for new indications and the maintenance of our manufacturing capability. During the second quarter of 2006 (presented below), the only costs incurred related to patent considerations, in keeping with our overall objective to preserve net asset values for the benefit of creditors and shareholders. (Our regulatory and clinical operations were discontinued in their entirety by the beginning of the quarter ended September 30, 2005 as part of our restructuring plan.)

The following is a summary of our major research and development cost categories (all amounts approximate):

	Three months ended June 30, 2005	Three months ended June 30, 2006	Increase/ (Decrease) 2005 to 2006
Personnel	$227,000	$—	$(227,000)
Contract consultants	156,000	—	(156,000)
Patent costs	77,000	53,000	(24,000)
Production facilities costs	6,000	—	(6,000)
Supplies	5,000	—	(5,000)
Other	27,000	—	(27,000)
Total	$498,000	$53,000	$(445,000)

Personnel, contract consultant charges, production facilities costs, supplies and other costs all decreased from the quarter ended June 30, 2005 to zero amounts during the comparable 2006 period, primarily due to our cessation of operations and implementation of other aspects of our restructuring plan.

Patent related costs decreased, but are still being incurred as a necessary part of our strategy to protect the Imagent asset value.

Selling, General and Administrative Expense

The following is a summary of the major cost categories in selling general and administrative expenses (all amounts approximate):

	Three months ended June 30, 2005	Three months ended June 30, 2006	Increase/ (Decrease) 2005 to 2006
Personnel	$490,000	$—	$(490,000)
Contract consultants	176,000	37,000	(139,000)
Stock options	844,000	8,000	(836,000)
Legal and accounting	329,000	61,000	(268,000)
Fees	686,000	—	(686,000)
Facilities costs	366,000	(1,000)	(367,000)
Insurance	136,000	46,000	(90,000)
Depreciation & amortization	154,000	—	(154,000)
Amortization-purchase technology	326,000	—	(326,000)
Other	126,000	6,000	(120,000)
Total	$3,633,000	$157,000	$(3,476,000)

Personnel costs were zero in 2006 as a direct result of our restructuring activities; we have had no employees since October, 2005.

Contract consultant charges decreased dramatically from the three months ended June 30, 2005 to the comparable 2006 period due to the restructuring plan commenced in the second quarter of 2005 and continued through June 30, 2006, and have been focused on the most pertinent activities we believe necessary to preserve overall asset values for the benefit of creditors and shareholders and maintaining compliance with our ongoing duties to maintain our public filings with the Securities and Exchange Commission (“SEC”).

Stock option expense decreased primarily due to the reductions of personnel as part of our overall restructuring plan and related activities. The costs incurred in the three months ended June 30, 2005 were calculated on the intrinsic method for option grants previously issued with exercise prices below the then fair market value, which had not yet vested, and which by their terms had not yet expired. Included in stock option expense for the three months ended June 30, 2005 was the recognition of expense attributed to 88,290 options-shares which had previously been issued at then below market process to our former chief executive officer, but which became 100% vested on his employment termination date of May 31, 2005. The costs in the comparable period in 2006 were calculated on the fair value method, utilizing values in effect at the respective grant dates. The 2006 charges only relate to those options vesting during the second quarter, and which are held by two current members of our Board of Directors.

Legal and accounting expense decreased from the three months ended June 30, 2005 to the comparable 2006 period. Costs incurred in 2005 were significantly higher, primarily as a result of the then ongoing litigation, increased activities associated with the amendments of previous annual and quarterly filings with the SEC and various registration statement filings with the SEC.

There were no fees incurred in the second three months of 2006, which in the comparable 2005 period related almost entirely to late registration penalties that began accruing in January 2005 for shares for which we had filed two registration statements. One was declared effective, which we decided to suspend because updated information was required, and the second of which has never been declared effective. We have stopped accruing penalty shares for the security holders who received shares subject to that certain registration rights agreement dated as of April 14, 2004 because without an effective registration statement we are unable to abide by the contractual requirement that the penalty shares such parties receive are freely tradable shares. In addition, we entered into an agreement with Oxford Bioscience Partners IV, L.P., MRNA Fund II, L.P. and Mi3, L.P. to cease accruing penalty shares as of June 30, 2005. In general, privately issued shares held by the investors for one year may be sold under Rule 144.

Insurance costs decreased primarily as a result of lower D&O insurance premium costs resulting from reduced coverage for the policy renewal period commencing March 31, 2006.

Depreciation and amortization of property, plant and equipment (including leasehold improvements) and technology license decreased from amounts recorded during the three months ended June 30, 2005 to zero in the comparable period in 2006, because all such assets were taken out of service and/or ultimately disposed of or otherwise abandoned as part of our restructuring activities.

Amortization of Purchased Technology ceased in 2005, as we wrote down the carrying value to $1,000,000, which we estimate to be potentially recoverable in the near term (one year or less) if one or more possible strategic transactions can be successfully negotiated. However, we cannot provide assurances that we can enter into such a transaction.

Loss on Disposal of Property, Plan & Equipment; Impairment Losses, net

Expenses related to the $3,836,000 impairment losses and $249,000 loss on disposal of property, plant and equipment (all numbers approximate) for the quarter ended June 30, 2005 decreased to zero during the quarter ended June 30, 2006 because all corresponding write offs were taken during the year ending December 31, 2005 and, therefore, no additional write offs were required in 2006.

Investment and Other Income

Investment and other income in the second quarter of 2006 decreased from the comparable period in 2005, primarily due to the lack of revenues from sales of our Imagent product as a result of our curtailing of marketing efforts in 2006 as part of our restructuring plan.

Gain on Extinguishment of Debt

Beginning in late 2005, we began to negotiate with certain creditors who were willing to settle and provide a full release of claims on amounts we owed them, at a significant discount, in exchange for nominal payments. During the three months ending June 30, 2006, we paid $11,000 to settle $110,000 in vendor claims, resulting in a gain on extinguishment of debt totaling $99,000. From June 30, 2006 through August 11, 2006, we have continued to reach settlements, resulting in an additional gain of approximately $24,000, by paying out approximately $3,000 to settle an additional $27,000 in vendor claims. Therefore, total gains through August 11, 2006, related to settlements with creditors are approximately $375,000 (including gains recognized in 2005 amounting to $105,000), based on paying out approximately $40,000 to settle approximately $415,000 in total claims.

Interest Expense

Interest expense in the three months ending June 30, 2006 did not effectively change as the amount of our notes payable and other interest bearing obligations have not been increased or decrease during the intervening periods.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2005 and 2006

As a result of the restructuring plans adopted in April and May of 2005, and which continue to be carried out through June 30, 2006, the results of the first six months of 2006 may not be indicative of the remainder of the fiscal year.

Revenue and License Fees

We did not generate significant product revenues during the six months ending June 30, 2005 and none during the six months ending June 30, 2006 due to capital constraints which forced us to limit and ultimately curtail our sales and marketing capability and the cessation of manufacturing operations related to the closing of our FDA-approved manufacturing facility during 2005. Any sales of products during the 2005 period are therefore included in our financial statements under “investment and other income.”

License revenue recognized during the six months June 30, 2005, totaling approximately $348,000, relates to the amortization of the deferred license revenue previously received in 2003 and 2004. During the six months ended June 30, 2006, no license revenue was recognized as a result of writing down deferred revenue balances to zero at December 31, 2005.

Research and Development

Essentially all of our research expenses since the third quarter of 2004 until early second quarter 2005 were directed toward infrastructure and expenses associated with regulatory compliance and continued development of Imagent for new indications and the maintenance of our manufacturing capability. During the first six months of 2006 (presented below), the only costs incurred related to patent considerations, in keeping with our overall objective to preserve net asset values for the benefit of creditors and shareholders. (Our regulatory and clinical operations were discontinued in their entirety by the beginning of the quarter ended September 30, 2005 as part of our restructuring plan.)

The following is a summary of our major research and development cost categories (all amounts approximate):

	Six months ended June 30, 2005	Six months ended June 30, 2006	Increase/ (Decrease) 2005 to 2006
Personnel	$746,000	$—	$(746,000)
Contract consultants	345,000	—	(345,000)
Patent costs	146,000	73,000	(73,000)
Production facilities costs	27,000	—	(27,000)
Supplies	16,000	—	(16,000)
Other	76,000	—	(76,000)
Total	$1,356,000	$73,000	$(1,283,000)

Personnel, contract consultant charges, production facilities costs, supplies and other costs all decreased from the quarter ended June 30, 2005 to zero amounts during the comparable 2006 period, primarily due to our cessation of operations and implementation of other aspects of our restructuring plan.

Patent related costs decreased, but are still being incurred as a necessary part of our strategy to protect the Imagent asset value.

Selling, General and Administrative Expense

The following is a summary of the major cost categories in selling general and administrative expenses (all amounts approximate):

	Six months ended June 30, 2005	Six months ended June 30, 2006	Increase/ (Decrease) 2005 to 2006
Personnel	$747,000	$—	$(747,000)
Contract consultants	447,000	68,000	(379,000)
Stock options	1,078,000	47,000	(1,031,000)
Legal and accounting	1,208,000	123,000	(1,085,000)
Fees	1,677,000	—	(1,677,000)
Facilities costs	786,000	9,000	(777,000
Insurance	299,000	133,000	(166,000)
Depreciation & amortization	617,000	—	(617,000)
Amortization-purchase technology	652,000	—	(652,000)
Other	293,000	16,000	(277,000)
Total	$7,804,000	$396,000	$(7,408,000)

Personnel costs were zero in 2006 as a direct result of our restructuring activities; we have had no employees since October, 2005.

Contract consultant charges decreased dramatically from the six months ended June 30, 2005 to the comparable 2006 period due to the restructuring plan commenced in the second quarter of 2005 and continued through June 30, 2006, and have been focused on the most pertinent activities we believe necessary to preserve overall asset values for the benefit of creditors and shareholders and maintaining compliance with our ongoing duties to maintain our public filings with the Securities and Exchange Commission (“SEC”).

Stock option expense decreased primarily due to the reductions of personnel as part of our overall restructuring plan and related activities. The costs incurred in the six months ended June 30, 2005 were calculated on the intrinsic method for option grants previously issued with exercise prices below the then fair market value, which had not yet vested, and which by their terms had not yet expired. Included in stock option expense for the three months ended June 30, 2005 was the recognition of expense attributed to 88,290 options-shares which had previously been issued at then below market process to our former chief executive officer, but which became 100% vested on his employment termination date of May 31, 2005. The costs in the comparable period in 2006 were calculated on the fair value method, utilizing values in effect at the respective grant dates. The 2006 charges only relate to those options vesting during the first quarter, and which are held by two current members of our Board of Directors.

Legal and accounting expense decreased from the six months ended June 30, 2005 to the comparable 2006 period. Costs incurred in 2005 were significantly higher, primarily as a result of the then ongoing litigation, increased activities associated with the amendments of previous annual and quarterly filings with the SEC and various registration statement filings with the SEC.

There were no fees incurred in the first six months of 2006, which in the comparable 2005 period related almost entirely to late registration penalties that began accruing in January 2005 for shares for which we had filed two registration statements. One was declared effective, which we decided to suspend because updated information was required, and the second of which has never been declared effective. We have stopped accruing penalty shares for the security holders who received shares subject to that certain registration rights agreement dated as of April 14, 2004 because without an effective registration statement we are unable to abide by the contractual requirement that the penalty shares such parties receive are freely tradable shares. In addition, we entered into an agreement with Oxford Bioscience Partners IV, L.P., MRNA Fund II, L.P. and Mi3, L.P. to cease accruing penalty shares as of June 30, 2005. In general, privately issued shares held by the investors for one year may be sold under Rule 144.

Insurance costs decreased primarily as a result of lower D&O insurance premium costs resulting from reduced coverage for the policy renewal period commencing March 31, 2006.

Depreciation and amortization of property, plant and equipment (including leasehold improvements) and technology license decreased from amounts recorded during the six months ended June 30, 2005 to zero in the comparable period in 2006, because all such assets were taken out of service and/or ultimately disposed of or otherwise abandoned as part of our restructuring activities.

Amortization of Purchased Technology ceased in 2005, as we wrote down the carrying value to $1,000,000, which we estimate to be potentially recoverable in the near term (one year or less) if one or more possible strategic transactions can be successfully negotiated. However, we cannot provide assurances that we can enter into such a transaction.

Loss on Disposal of Property, Plan & Equipment; Impairment Losses, net

Expenses related to the $3,836,000 impairment losses and $249,000 loss on disposal of property, plant and equipment (all numbers approximate) for the six months ended June 30, 2005 decreased to zero during the six months ended June 30, 2006 because all corresponding write offs were taken during the year ending December 31, 2005 and, therefore, no additional write offs were required in 2006.

Investment and Other Income

Investment and other income in the first six months of 2006 decreased from the comparable period in 2005, primarily due to the lack of revenues from sales of our Imagent product as a result of our curtailing of marketing efforts in 2006 as part of our restructuring plan.

Gain on Extinguishment of Debt

Beginning in late 2005, we began to negotiate with certain creditors who were willing to settle and provide a full release of claims on amounts we owed them, at a significant discount, in exchange for nominal payments. Through December 31, 2005, we had settled on approximately $115,000 in vendor claims in exchange for approximately $10,000. During the six months ending June 30, 2006, we paid $27,000 to settle $273,000 in vendor claims, resulting in a gain on extinguishment of debt totaling $246,000. From June 30, 2006 through August 11, 2006, we have continued to reach settlements, resulting in an additional gain of approximately $24,000, by paying out approximately $3,000 to settle an additional $27,000 in vendor claims. Therefore, total gains through August 11, 2006, related to settlements with creditors are approximately $375,000 (including gains recognized in 2005 amounting to $105,000), based on paying out approximately $40,000 to settle approximately $415,000 in total claims.

Interest Expense

Interest expense in the six months ending June 30, 2006 did not effectively change as the amount of our notes payable and other interest bearing obligations have not been increased or decrease during the intervening periods.

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

Contractual Obligations

The following table summarizes our approximate contractual obligations as of June 30, 2006 and the effect such obligations are expected to have on our liquidity and cash flow for future periods:

	Total Obligations All Years	2006	2007	2008	2009
Imagent purchase obligations and related notes (remaining)	$808,000	808,000	$—	$—	$—

Notes payable	192,000	192,000	—	—	—

Accrued royalty liabilities	402,000	402,000	—	—	—

Severance and unpaid bonus to former CEO	481,000	481,000	—	—	—

Settlement amounts owed and guaranteed pursuant to equipment lease settlement	493,000	493,000	—	—	—

Other liabilities- past due	647,000	647,000	—	—	—

Accounts payable- past due	1,602,000	1,602,000	—	—	—

Total contractual cash obligations	$4,625,000	4,625,000	$—	$0	$0

We have been released from operating lease obligations totaling approximately $2,285,000, which were related to our facilities lease at 6175 Lusk Boulevard in San Diego, pursuant to a lease termination agreement executed July 19, 2005 and made effective on or about July 31, 2005.

As of June 30, 2006, we have not entered into any purchase orders for capital equipment.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued revised SFAS No. 123 (SFAS No. 123R), “Share-Based Payment.” This statement eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R is effective for Small Business Issuers for financial statements issued for the first interim period beginning after December 15, 2005. In connection with our adoption of SFAS No. 123R, effective January 1, 2006, utilizing the modified prospective method of transition, we recognized stock based compensation expense in the amount of $46,529 during the six months ended June 30, 2006.

On June 7, 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No, 20, Accounting Changes and Statement No. 3 Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. Our adoption of SFAS No. 154 during the six months ended June 30, 2006 have a material effect on our financial statements or results of operations.

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

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities in accordance with SFAS No. 140 be initially measured at fair value, if practicable. Furthermore, this standard permits, but does not require, fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting periods. SFAS No. 156 is also effective for the Company beginning January 1, 2007; however, the standard is not expected to have any impact on the Company’s financial position, results of operation or cash flows.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have any impact on the Company's financial statements.

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

Our senior officers have previously consulted with Larry D. Grant and have participated in the evaluation of our disclosure controls (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2006 and, based on that evaluation, concluded that due to insufficient staff our disclosure controls and procedures were not fully effective to ensure timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act, and the rules and regulations thereunder. However, to the extent corrections and improvements in internal controls and disclosure controls and procedures cannot be implemented and/or maintained, management believes appropriate oversight and review is currently in place in light of the minimal transactions conducted during this fiscal quarter to prevent material misstatements in our annual financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended June 30, 2006, we had no legal proceedings described in Item 103 of Regulation S-B.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ending June 30, 2006, we did not issue any shares of our common stock.

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

Our cash and cash equivalents at June 30, 2006 was approximately $368,845. At June 30, 2006, we had current liabilities totaling approximately $4,624,519.

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

We have incurred losses since the beginning of our operations. As of June 30, 2006, we have incurred cumulative net losses (before dividends on preferred stock) of approximately $91,154,800. We expect our losses to increase in the future as our financial resources are used to preserve the value of our assets and to the extent possible, pay creditors. It is unlikely that we will be able to achieve or maintain profitability in the future.

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

As of June 30, 2006, two related stockholders controlled approximately 4,652,969 shares, or 66.8% of our issued and outstanding common stock at that date. This concentration of ownership and control may delay or prevent a change in control of IMCOR, and may also result in a small supply of shares available for purchase in the public securities markets. These factors may affect the market and the market price for its common stock in ways that do not reflect the intrinsic value of our common stock.

We have issued a substantial number of securities convertible into shares of our common stock that will result in substantial dilution to the ownership interests of our existing shareholders.

As of June 30, 2006, we had reserved 2,437,701 shares of our common stock for issuance upon exercise or conversion of warrants or stock options (including options that have been granted and that are available for grant in the future). Furthermore, on October 29, 2004, we issued and sold 4,500 shares of our newly issued Series A Convertible Preferred Stock which are convertible into 833,334 shares of our common stock.

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

Date: August 17, 2006	IMCOR Pharmaceutical Co.

/s/ Brian Gallagher
Brian Gallagher (Chairman of the Board and Acting Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

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