Form 10QSB
period 2006-09-30
IMCOR PHARMACEUTICAL CO
filed 2006-11-20
CIK 761237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _____________ TO _____________

Commission File Number 0-23553

IMCOR PHARMACEUTICAL CO.
(Exact name of small business issuer as specified in its charter)

NEVADA	62-1742885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4660 La Jolla Village Drive, Suite 500
San Diego, CA 92122
(Address of principal executive offices) (Zip Code)

858/546-2955
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
Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,962,456 shares of common stock, $0.001 par value per share, issued and outstanding at November 18, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

(i)

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2005	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$717,024	$242,040
Prepaid expenses	144,535	61,248
Total current assets	861,559	303,288

Purchased technology, net	1,000,000	1,000,000

Total assets	$1,861,559	$1,303,288

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Notes payable unsecured	$192,233	$192,233
Accounts payable	1,841,667	1,544,620
Accrued expenses and assumed acquisition obligations	1,888,161	1,960,557
Accrued royalty fees	401,946	401,946
Accrued equipment lease obligation	492,984	492,984
Total current liabilities	4,816,991	4,592,340

Commitments and contingencies (Note 10)	—	—

SHAREHOLDERS' DEFICIT
Preferred stock, $.01 par value; 5,000,000 shares authorized Series A preferred stock: 4,500 shares authorized, issued and outstanding; $1,000 liquidation preference per share, $4,500,000 in aggregate	45	45
Common stock, $.001 par value; 200,000,000 shares authorized; 6,962,456 shares issued and outstanding as of December 31, 2005 and September 30, 2006	6,962	6,962
Additional paid-in capital	87,926,777	87,973,306
Deficit accumulated during the development stage	(90,889,216)	(91,269,365)
Total shareholders' deficit	(2,955,432)	(3,289,052)

Total liabilities and shareholders' deficit	$1,861,559	$1,303,288

See notes to consolidated financial statements.

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Period from Inception (November 3, 1996) to September 30, 2006

License revenue	$174,076	$—	$522,230	$—	$1,080,515

Operating expenses:
Research and development	53,695	37,441	1,409,421	110,661	12,240,189
Sales, general and administrative	878,454	78,412	8,682,770	474,408	56,050,958
Restructuring charges	—	—	—	—	1,541,455
Provision for future lease payments	—	—	—	—	1,264,208
Loss on disposal of property, plant & equipment	—	—	248,599	—	226,305
Impairment losses, net	—	—	3,835,813	—	7,781,045
Total operating expenses	932,149	115,853	14,176,603	585,069	79,104,160

Operating loss	(758,073)	(115,853)	(13,654,373)	(585,069)	(78,023,645)

Loss from joint venture	—	—	—	—	(14,518,000)

Investment and other income	3,388	1,397	40,557	7,016	1,501,890

Gain on extinguishment of debt	—	24,683	—	270,300	374,742

Interest expense	(16,433)	(24,792)	(60,969)	(72,396)	(1,705,003)

Loss from continuing operations	(771,118)	(114,565)	(13,674,785)	(380,149)	(92,370,016)

Discontinued operations:
Operating loss from therapeutic business	—	—	—	—	(10,679,101)
Gain from split-off of therapeutic business	—	—	—	—	11,779,752
Discontinued operations, net	—	—	—	—	1,100,651

Net loss attributable to common shareholders	$(771,118)	$(114,565)	$(13,674,785)	$(380,149)	$(91,269,365)
Basic and diluted loss per common share	$(0.11)	$(0.02)	$(2.40)	$(0.05)
Weighted average number of common shares outstanding- basic & diluted	6,962,269	6,962,456	5,693,923	6,962,456

 See notes to consolidated financial statements

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Period from Inception (November 3, 1996) to September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,674,785)	$(380,149)	$(91,269,365)
Less gain from discontinued operations	—	—	(1,100,651)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	1,594,873	—	8,406,351
Loss on disposal of property, plant and equipment	248,599	—	262,529
Gain on sale of marketable securities	—	—	(18,503)
United States Treasury Notes amortization	—	—	12,586
Stock based compensation	1,087,874	46,529	5,007,928
Gain on extinguishment of debt	—	(270,300)	(374,742)
Gain from equipment lease settlement	—	—	(126,257)
License revenue deferred	1,000,000	—	9,000,000
Recognition of deferred license revenue	(522,230)	—	(1,080,515)
Amortization of deferred royalty expense	31,250	—	83,334
Valuation impairment allowances	3,835,812	—	7,781,045
Beneficial inducement costs for convertible notes	—	—	206,348
Issuance of warrants for services rendered	—	—	4,345,491
Issuance of stock options in settlement of lawsuit	—	—	806,415
Issuance of stock for standstill agreement	—	—	1,173,750
Issuance of stock for services rendered	10,500	—	445,814
Issuance of stock for interest payments and penalties	1,668,593	—	3,179,410
Equity in loss of affiliate	—	—	14,518,000
Changes in operating assets and liabilities:
Accounts receivable	33,916	—	—
Prepaid expenses	135,705	83,287	(61,248)
Deferred royalties expense	—	—	(500,000)
Accounts payable	(20,332)	(26,747)	2,063,001
Accrued expenses and assumed acquisition obligations	(28,285)	72,396	(341,561)
Accrued equipment lease obligation	—	—	1,050,589
Other	—	—	10,000
Net cash used in continuing operating activities	(4,598,511)	(474,984)	(36,520,251)

Net cash used in discontinued operations	—	—	(10,679,101)

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Period from Inception (November 3, 1996) to September 30, 2006
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of marketable securities	—	—	2,164,464
Purchases of marketable securities	—	—	(2,182,967)
Purchases of United States Treasury Notes	—	—	(38,656,973)
Sale of United States Treasury Notes	—	—	39,778,548
Purchase of property, plant and equipment	(3,040)	—	(754,674)
Proceeds from disposal of property, plant and equipment	322,091	—	492,135
Proceeds from disposal of technology license	102,500	—	102,500
Patent acquisition costs	—	—	(237,335)
Investment in and advances to affiliate	—	—	(15,107,468)
Increase in note receivable	—	—	(1,255,000)
Decrease (increase) in deposits	324,750	—	(439,370)
Purchase of Imagent business	—	—	(5,074,761)
Net cash provided by (used in) investing activities	746,301	—	(21,170,901)

Net cash used in investing activities of discontinued operations	—	—	(1,306,676)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital leases	—	—	(291,704)
Net proceeds from issuance of equity and mezzanine equity	—	—	54,004,340
Capital contributions from shareholders	—	—	1,958,364
Principal payments on acquisition debt	—	—	(2,500,000)
Principal payments on other debt	—	—	(3,350,641)
Proceeds from issuance of debt	—	—	20,544,721
Payments on lease settlement obligation	—	—	(75,000)
Cost of recapitalization	—	—	(371,111)
Net cash provided by financing activities	—	—	69,918,969

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,852,210)	(474,984)	242,040
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,721,456	717,024	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$869,246	$242,040	$242,040

SUPPLEMENTAL SCHEDULE OF CASH FLOWS INFORMATION:
Interest paid	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

NINE MONTHS ENDED SEPTEMBER 30, 2006:

None.

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

See notes to consolidated financial statements

IMCOR Pharmaceutical Co. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation:

The accompanying unaudited consolidated financial statements of IMCOR Pharmaceutical Co. and Subsidiary (Sentigen, Ltd., or “Sentigen”) (together, the “Company”), have been prepared without audit in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. The consolidated balance sheet as of December 31, 2005 was derived from the Company's audited financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, which has been filed with the Securities and Exchange Commission (“SEC”).

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the nine months ended September 30, 2006 may not be indicative of the results that may be expected for the full fiscal year.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates or assumptions. The more significant estimates reflected in these financial statements relate to the Company's review of the fair value of its Purchased Technology (defined as the assets acquired on June 18, 2003 from Alliance Pharmaceutical Corp. (“Alliance”) which relate to the medical imaging business, including Imagent® (perflexane lipid microspheres), an FDA approved product).

2. Liquidity and Basis of Presentation - Going Concern:

The accompanying consolidated financial statements are prepared assuming the Company is a going concern.  The Company has reported accumulated losses since inception of $91,269,365 and as of September 30, 2006, has a working capital deficit of $4,289,052. In addition, as indicated in more detail in Note 12, a restructuring plan was implemented commencing in the second quarter of 2005. Efforts to implement this restructuring plan are ongoing, as the Company seeks to maximize the value of its remaining technology assets.

The financial statements do not include any additional adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of any remaining uncertainties.

3. Recent Accounting Pronouncements:

On June 7, 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No, 20, Accounting Changes and Statement No. 3 Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 during the nine months ended September 30, 2006 did not have a material effect on our financial statements or results of operations.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140” (“SFAS No. 155”). This statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first full fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year. We do not expect that the adoption of SFAS No. 155 will have a material effect on our financial statements or our results of operations.

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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have any impact on the Company's financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS 157 defines fair value, establishes a framework for measuring far value in generally accepted accounting principles and expands related disclosures about fair value measurements. This Statement focuses on creating consistency and comparability in fair value measurements. SFAS No. 157 is effective for the Company beginning January 1, 2008, including any interim reporting periods. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS 158 requires a business entity employer to recognize the funded status of a benefit plan (i.e., “over-funded” or “under-funded”), measures defined plan benefit plan assets and liabilities as of the related fiscal year end, and provides additional guidance on matters related to income statement recognition and disclosure in the financial statement notes. SFAS No. 158 is effective for the Company beginning in the current year ending December 31, 2006; however, the standard is not expected to have any impact on the Company's financial position, results of operation or cash flows, as the Company does not have any such plans or related obligations.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108 (“SAB 108”) to require registrants to quantify financial statement misstatements that have been accumulating in their financial statements for years and to correct them, if material, without restating. Under the provisions of SAB 108, financial statement misstatements are to be quantified and evaluated for materiality using both balance sheet and income statement approaches. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 on its financial statements.

4. Reclassification:

Certain reclassifications have been made to the prior periods' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

5. Basic and Diluted Loss Per Common Share:

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options, warrants and convertible preferred stock as they are anti-dilutive. Potential common shares excluded from the calculation at September 30 of each year are as follows:

	2005	2006
Options pursuant to plans	182,768	138,599
Options outside of plans, net of cashless component	34,977	34,977
Warrants	819,736	819,736
Issuable upon conversion of preferred stock	833,334	833,334
Total	1,870,815	1,826,646

6. Accounting for Stock-based Compensation:

Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123(R), “Share-Based Payments,” (“SFAS 123(R)”) which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No.123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to January 1, 2006 have not been restated. During the nine months ended September 30, 2006, the Company recognized stock-based compensation of $46,529 pursuant to SFAS No.123(R) in the “Selling, general and administrative” line item of the Consolidated Statement of Operations. Additionally, no modifications were made to outstanding stock options prior to the adoption of SFAS No. 123(R), and no cumulative adjustments were recorded in the Company's financial statements.

Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations. Under APB No. 25, compensation cost was recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. In certain cases the Company granted stock options at an exercise price less than the market price on the date of grant, and accordingly compensation expense was recognized for the stock option grants in periods prior to the adoption of SFAS No. 123(R).

SFAS No. 123(R) requires disclosure of pro-forma information for periods prior to the adoption. The pro-forma disclosures are based on the fair value of awards at the grant date, amortized to expense over the service period. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for the period ending September 30 prior to the adoption of SFAS No. 123(R), and the actual effect on net income and earnings per share for the period after the adoption of SFAS No. 123(R).

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
Attributable to common stockholders:
Net loss, as reported	$(771,118)	$(114,565)	$(13,674,785)	$(380,149)
Add stock based included in reported net loss	10,094	—	1,087,874	46,529
Less total stock-based
Compensation expense determined under
the fair-value based method for all awards	(1,418)	—	(3,650,884)	(46,529)
Pro forma net loss	$(762,442)	$(114,565)	$(16,237,795)	$(380,149)
Net loss per common share (basic and diluted):
Reported	$(0.11)	$(0.02)	$(2.40)	$(0.05)
Pro Forma	$(0.11)	$(0.02)	$(2.85)	$(0.05)

For purposes of the above table, the fair value of each option granted is estimated as of the date of grant using the Black-Scholes option-pricing model using the weighted-average information for the following assumptions for the nine months ended September 30, 2005. There were no grants during the nine months ended September 30, 2006:

Weighted-average fair value of options granted	$1.60
Expected dividend yield-	$—
Risk-free interest rate at grant date	3.44%
Expected stock price volatility	233.16%
Expected option lives (years)	5

As of September 30, 2006, the Company had unrecognized compensation costs of $81,804 related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 0.9 years.

The following summarizes the stock option activity for the nine months ended September 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Terms

Outstanding December 31, 2005	167,017	$70.49	6.98
Options granted	—	—	—
Options reinstated	—	—	—
Options exercised	—	—	—
Options forfeited or expired	(28,418)	$(48.00)
Outstanding September 30, 2006	138,599	$75.10	6.58
Options exercisable September 30, 2006	89,849	$111.51	5.59

7. Property, Plant and Equipment:

In connection with its restructuring activities during the year ended December 31, 2005 the Company sold, disposed or wrote off all previously recorded property, plant and equipment. As a result of this activity the Company recorded a loss on disposal of equipment of approximately $249,000, and impairment charges related to equipment and leasehold improvements totaling approximately $3,265,000 during the nine months ended September 30, 2005.

8. Intangible Assets:

Purchased Technology

The cost and accumulated amortization of intangible assets and deferred expenses are as follows:

	December 31, 2005	September 30, 2006
Purchased technology:
Cost	$15,638,146	$15,638,146
Less allowance for valuation impairment	(11,373,572)	(11,373,572)
Accumulated amortization	(3,264,574)	(3,264,574)
	$1,000,000	$1,000,000

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

The Purchased Technology is being held in contemplation of reaching one or more alternative transactions which, if successful, will result in net cash payments to the Company that will meet or exceed the Company's current estimate of value for this asset as recorded at December 31, 2005 and September 30, 2006.

Technology License

During the nine months ended September 30, 2005 the Company sold its technology license assets and recorded an impairment charge of approximately $570,000. Following the sale and recording of the impairment charge, the net carrying value of the technology license assets was zero.

9. Accrued Expenses and Assumed Acquisition Obligations:

	December 31, 2005	September 30, 2006
Assumed acquisition obligations	$924,785	$924,785
Accrued payroll, deferred bonuses and related compensation	512,656	512,656
Accrued legal fees	139,153	139,153
Accrued interest	121,567	193,963
Other accrued expenses	190,000	190,000
	$1,888,161	$1,960,557

 The “assumed acquisition obligations” relates primarily to past due payment obligations owed to several parties totaling $622,750 at December 31, 2005 and September 30, 2006.

During the quarter ended June 30, 2005, the former CEO's employment with the Company was terminated, and the Company recorded a reserve for severance totaling $275,000. This individual is also owed $206,250 for a bonus earned in 2004. No portion of these obligations, totaling $481,250, have been paid; such amounts are included in “accrued payroll, deferred bonuses and related expenses” at December 31, 2005 and September 30, 2006.

One of the Company's law firms had originally agreed to accept shares of the Company's common stock for a portion of their services rendered during the nine months ending June 30, 2005. However, prior to the end of this period, the law firm advised the Company that it preferred to be compensated for these services in cash payment, to the extent the Company is ultimately able to pay. The Company agreed to this request and has accordingly recorded this obligation, totaling $139,153, to “accrued legal fees.”

Incurred but unpaid interest totaling $121,567 and $193,963 at December 31, 2005 and September 30, 2006, respectively, which represents an increase of $72,396 during this period ending September 30, 2006, is included in “accrued interest,” and is associated with various interest-bearing obligations, including “notes payable unsecured” ($192,233), “accrued royalty fees” owed to Schering AG ($401,946) and various payable obligations associated with the “assumed acquisition obligations” referenced above ($622,750).

Incurred but unpaid board of directors fees at December 31, 2005 and September 30, 2006, including related fees for service on various committees, totaled $180,000 and are included in “other accrued expenses.” The respective amounts of $79,000 and $101,000, which comprise this balance, were incurred during the years ending December 31, 2004 and 2005.

10. Commitments and Contingencies:

In connection with litigation filed in 2003 by the Company and Alliance against Amersham Health, Inc. and two of its affiliates (collectively, “Amersham”), the Company entered into a Settlement Agreement and License (the “Amersham Settlement”) dated as of September 19, 2005 with Amersham, Alliance and Molecular Biosystems, Inc. The Amersham Settlement resolved the parties' claims arising under the case described above. Under the terms of the Amersham Settlement, the Company's technology cross license was valued at $1,200,000 in favor of the Company, for which the Company received $1,000,000 directly from Amersham. The balance, or $200,000, was paid directly by Amersham to Alliance which served as the cash consideration to Alliance under the separate but concurrent Alliance Settlement discussed below. The parties dismissed their litigation and granted each other fully paid-up, irrevocable, royalty-free, non-exclusive cross-licenses, with the right to sublicense, and mutual releases.

In addition, the Company entered into a Settlement Agreement with Alliance (the “Alliance Settlement”) dated as of September 19, 2005 pursuant to which: (i) each party's respective ongoing obligations to one another under the Asset Purchase Agreement dated June 10, 2003 between the Company and Alliance were terminated, (ii) each party granted the other a mutual general release (which resolved, among other things, the parties' claims against one another for various accumulated post-closing payments), and (iii) the parties agreed to share in the proceeds of future transactions involving the disposition of the Company's Imagent asset in accordance with the following schedule:

Proceeds	Alliance Percentage	IMCOR Percentage
$1 to $1,450,0000	10%, not to exceed $100,000	90%
$1,450,001 to $5,000,000	30%	70%
$5,000,001 and above	33.3%	66.7%

11. Shareholders' Deficit:

The Company has not had any stock transactions during the nine months ended September 30, 2006.

All of the shares issued in January through April 2005 were subject to pending registration statements which are not currently effective. The effectiveness of the registration statements was delayed while the Company responded to the SEC's various comments which arose during the comment process. Given the Company's current financial circumstances and its goal to maximize the funds available to its creditors, the Company's board of directors has determined that the Company will not continue to pursue its efforts to effect the Company's registration statements currently on file with the SEC (File Nos. 333-122625 and 333-117907). Those registration statements, which are not currently effective, have been withdrawn.

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

The Company's board of directors later concluded that, for a variety of factors, it was not probable that the Company would obtain additional cash funds to continue operating even on a limited basis in the near term. Therefore, during May 2005, the Company modified its restructuring plan to include the disposition of its furniture, fixtures and equipment, to vacate its premises, and other steps to effect an orderly cessation or suspension of operations other than those necessary to facilitate completion of the restructuring plan. All of the above objectives have been met and concluded by December 31, 2005.

As part of the employee reduction plan, the employment of the Company's CEO and President was terminated effective May 31, 2005. A reserve for severance (equal to one year's salary, as required by this individual's employment contract), amounting to $275,000, was recorded as expense during the quarter ending June 30, 2005, but remains unpaid and is accordingly included in accrued expenses at September 30, 2006.

As part of the Company’s restructuring plan, the Company concluded an agreement with the lessor of the Company's previously occupied administrative and manufacturing facility in San Diego, California. Under the terms of this agreement, the Company vacated the premises on or about July 31, 2005 and surrendered its lease security deposit totaling $297,330. The Company was released from all other obligations, including past due rents totaling approximately $331,292 at July 31, 2005 (approximately $248,469 at June 30, 2005), as well as late payment fees and any future lease payments, commitments and/or contingencies. Future minimum lease payments at June 30, 2005 eliminated as result of the lease termination agreement totaled approximately $2,285,000 at that date. In addition, Alliance, which was the lease guarantor, was also released from any and all claims, commitments and contingencies.

As discussed in Note 10, the Company entered into the Amersham Settlement dated as of September 19, 2005 with Amersham, Alliance and Molecular Biosystems, Inc. The Amersham Settlement resolved the parties' claims arising under the case described above. Under the terms of the Amersham Settlement, the Company's technology cross license was valued at $1,200,000 in favor of the Company, for which the Company received $1,000,000 directly from Amersham. The balance, or $200,000, was paid directly by Amersham to Alliance which served as the cash consideration to Alliance under the separate but concurrent Alliance Settlement discussed below. The parties dismissed their litigation and granted each other fully paid-up, irrevocable, royalty-free, non-exclusive cross-licenses, with the right to sublicense, and mutual releases.

In addition, the Company entered into the Alliance Settlement with Alliance dated as of September 19, 2005 pursuant to which: (i) each party's respective ongoing obligations to one another under the Asset Purchase Agreement dated June 10, 2003 between the Company and Alliance were terminated, (ii) each party granted the other a mutual general release (which resolved, among other things, the parties' claims against one another for various accumulated post-closing payments), and (iii) the parties agreed to share in the proceeds of future transactions involving the disposition of the Company's Imagent asset.

The Company is evaluating its alternatives with respect to efforts to sell or otherwise maximize asset values related to the Purchased Technology, and will continue to consider as alternatives the sale or license of its remaining assets, a merger or other material transaction. Such a transaction may include selling the Purchased Technology, a license or sale of the patent portfolio underlying the Purchased Technology, a manufacturing rights agreement, or another form of transaction. In this regard, effective as of November 13, 2006, IMCOR has amended and restated its agreement with Kyosei Pharmaceutical Co. Ltd. (See Note 14. Subsequent Events). The Company is still contacting other interested or potentially interested parties, and there remains some potential for a sale, license, development agreement or comparable transaction in other territories.

The Company is not currently able to predict what additional arrangements, if any, might ultimately be made with other potential business partners for Imagent, financial or otherwise. Accordingly, the Company is unable to make any estimates for further potential changes to the fair market value of the Purchased Technology, which was written down to $1,000,000 at December 31, 2005, and which is accordingly carried at the same balance on the Company's balance sheet at September 30, 2006.

Subject to the availability of capital, the Company intends to protect its patent portfolio, and seek additional value for the benefit of creditors and shareholders if factors warrant and the underlying cost-benefit analysis supports such action(s). While the Company's history of enforcing its rights in patents indicates that there is merit in this approach, patent protection, enforcement and/or possible litigation activities can be costly, time consuming and the results are inherently uncertain, so there can be no assurance that this business strategy will result in net benefits to the Company.

Our subsidiary, Sentigen, Ltd., a Bermuda entity, currently has no operations. It is likely to be administratively dissolved by the Bermuda authorities.

13. Gain on Extinguishment of Debt:

Beginning in December 2005, the Company began to negotiate with certain creditors who were willing to settle and provide a full release of claims against the Company, in exchange for significantly discounted payments. During the nine months ended September 30, 2006, the Company paid $30,145 to settle total obligations amounting to $300,445, resulting in a gain on extinguishment of debt totaling $270,300.

14. Subsequent Events:

The Company entered into an Amended and Restated License Agreement with Kyosei Pharmaceutical Co., Ltd. (“Kyosei”), effective as of November 13, 2006, pursuant to which the Company has been relieved of its obligation under the original agreement to manufacture and supply Imagent for Kyosei and Kyosei has been granted certain patent and trademark rights for use in Japan. Under the terms of the amended agreement, Kyosei will pay a total fee of $1,300,000. In accordance with the terms of the Settlement Agreement between the Company and Alliance dated as of September 19, 2005 an aggregate of $100,000 (approximately $91,000 net, after deducting Alliance’s allocated share of direct expenses) of the consideration due from Kyosei is to be paid to Alliance. In addition, after taking into account direct expenditures attributed to this transaction for which the Company has remaining responsibility, and which totaled approximately $104,000 (including agent commission fees and incremental royalty obligations to Schering AG), the Company will net approximately $1,096,000. As of November 17, 2006, $800,000 was funded, representing the first of two payments due from Kyosei. IMCOR made partial payments as of that date to certain parties with contractual rights to a portion of those Kyosei proceeds, netting $688,000 to the Company.

Given the Company’s current financial circumstances and its related goal to maximize funds available to creditors, the board of directors determined to withdraw the Company’s pending Registration Statement with the SEC (File No. 333-122625) and to terminate the Company’s Registration Statement (File No. 333-117907) which had not been updated as required pursuant to Item 512 of Regulation S-B. The required filings with the SEC were made on October 11, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

LIQUIDITY AND CAPITAL RESOURCES

The independent registered public accounting firm's report dated April 14, 2006 included in our December 31, 2005 Annual Report on Form 10-KSB, contained the following explanatory paragraph:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and requirement for additional funding raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Notes 12 and 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At September 30, 2006, the Company had cash and cash equivalents of $242,040 and negative working capital of $4,289,052.

During the nine month period ended September 30, 2006, our board of directors continued to implement our restructuring plan that had previously resulted in cessation or suspension of substantially all operations, including significant employee reduction-in-force, sale of excess equipment, suspension of manufacturing and clinical activities, cessation of manufacturing and selling activities, vacating our premises, and the sale of certain of our technology.

From January 1, 2006 through September 30, 2006, significant net uses of our cash, totaling approximately $475,000 (listed below), leaving us a net cash amount of approximately $242,000 at September 30, 2006 (all amounts approximate):

•
$30,000 to settle and release claims of certain of our unsecured creditors totaling $300,000 for a gain on extinguishment of debt of $270,000 (this is part of our total debt, of which approximately $4,592,000 remains unpaid at September 30, 2006);

•	$26,000 as a partial payment on certain other accounts payable obligations; and

•
$419,000 for several categories including: legal and intellectual property matters ($177,000), consultant fees ($81,000), audit and accounting review and related tax compliance fees ($59,000), facilities costs ($10,000) and director and officer insurance to mitigate the Company's obligation to provide mandatory indemnification pursuant to our articles of incorporation and bylaws ($76,000).

Subsequent to September 30, 2006 and through November 17, 2006, we have additionally expended approximately $72,000, a portion of which related to expenses incurred during the quarter ending September 30, 2006, but which remained unpaid as of that date. The most significant expenses paid subsequent to September 30, 2006 (all numbers approximate) relate to intellectual property and patent protection matters ($30,000), accounting and tax compliance matters ($19,000), extinguishment of debt ($6,000 expended, yielding a gain thereon of $55,000), and a portion of direct costs attributed to the conclusion of our Amended and Restated License Agreement with Kyosei Pharmaceutical Co., Ltd. ($7,000) (see Note 14 to Financial Statements).

However, and as noted in Note 14 to our Financial Statements included herein, in November 2006 we entered into an Amended and Restated License Agreement with Kyosei Pharmaceutical Co., Ltd., which will result in additional payments aggregating $1,300,000 from Kyosei Pharmaceutical Co., Ltd. (“Kyosei”). Pursuant to the terms of our Settlement Agreement with Alliance dated as of September 19, 2005 (the “Alliance Settlement”) an aggregate of $100,000 (approximately $91,000 net, after deducting Alliance’s allocated share of direct expenses) of the consideration due from Kyosei is to be paid to Alliance. We will net approximately $1,096,000 after deducting our proportionate share of directly allocable expenditures amounting to approximately $104,000.

As of November 17, 2006, we received net proceeds of $688,000 as a result of Kyosei’s first payment of $800,000. Therefore, at this date our cash reserves have been increased to approximately $858,000, after giving consideration to the above described operating expense disbursements totaling approximately $72,000 made subsequent to September 30, 2006. We estimate that we will receive an additional $439,000 in net cash proceeds upon the disbursement of the final $500,000 from Kyosei, which is due prior to December 31, 2006, and after disbursing our share of remaining related transaction costs.

Based on potential transaction values which might be concluded in the near term (one year or less), we previously determined at December 31, 2005 that the carrying value of the Imagent assets would be written down as of that date, through the establishment of an allowance for valuation impairment, to its currently estimated fair value of $1,000,000. As a result of the transaction completed with Kyosei subsequent to September 30, 2006, and for which we will have received net proceeds aggregating approximately $1,096,000, after giving consideration to required distributions of a portion of such proceeds related to various contractual obligations, we anticipate that will write down this $1,000,000 carrying value by December 31, 2006 due to the uncertainty of any additional future value.

Inasmuch as the lack of adequate capital and a full-time staff make it impracticable to continue normal operating activities, we believe that any potential additional value which might be realized from our intellectual property assets, over and above that realized in the Kyosei transaction, will most likely result from other strategic technology transactions which might be developed from time to time as circumstances warrant.

Therefore we are still considering our alternatives and additional efforts to sell or otherwise maximize asset values related to the Purchased Technology, and will continue to consider as alternatives the sale or license of our remaining assets, a merger or other material transaction in territories other than Japan. Such a transaction may include selling the Purchased Technology, a license or sale of the patent portfolio underlying the Purchased Technology, a manufacturing rights agreement, or another form of transaction.

In the meantime we expect to expend a portion of our available resources toward the objective of promoting and protecting the value of our intellectual property assets.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2005 and 2006

Revenue and License Fees

We did not generate significant product revenues during the three months ending September 30, 2005 and accordingly, any sales of products during the 2005 period are included in our financial statements under “investment and other income.” No such revenue was recognized during the three months ending September 30, 2006 due to capital constraints which forced us to limit and ultimately curtail our sales, marketing and marketing activities during 2005.

License revenue recognized during the three months September 30, 2005, totaling approximately $174,000, relates to the amortization of the deferred license revenue previously received in 2003 and 2004. During the three months ended September 30, 2006, no license revenue was recognized as a result of writing down deferred revenue balances to zero at December 31, 2005.

Research and Development

Essentially all of our research expenses since the third quarter of 2004 until early second quarter 2005 were directed toward infrastructure and expenses associated with regulatory compliance and continued development of Imagent for new indications and the maintenance of our manufacturing capability. During the third quarter of 2006 (presented below), the only costs incurred related to patent considerations, in keeping with our overall objective to preserve net asset values for the benefit of creditors and shareholders, as our regulatory and clinical operations were discontinued in their entirety by the beginning of the quarter ended September 30, 2005 as part of our restructuring plan.

The following is a summary of our major research and development expenses (all amounts approximate) for the respective periods:

	Three Months ended September 30, 2005	Three Months ended September 30, 2006	Increase/(Decrease) 2005 to 2006
Contract consultants	$(4,000)	$—	$4,000
Patent costs	24,500	38,000	13,500
Supplies	1,000	—	(1,000)
Other	32,500	—	(32,500)
Total	$54,000	$38,000	$(16,000)

Selling, General and Administrative Expense

The following is a summary of the selling general and administrative expenses (all amounts approximate) for the respective periods:

	Three Months ended September 30, 2005	Three Months ended September 30, 2006	Increase/(Decrease) 2005 to 2006
Personnel	$78,000	$—	$(78,000)
Contract consultants	117,000	13,000	(104,000)
Stock options	10,000	—	(10,000)
Legal and accounting	94,000	32,000	(62,000)
Facilities costs	50,000	1,000	(49,000)
Insurance	90,000	22,000	(68,000)
Amortization - purchase technology	325,000	—	(325,000)
Other	114,000	10,000	(104,000)
Total	$878,000	$78,000	$(800,000)

Personnel costs were zero in 2006 as a direct result of our restructuring activities; we have had no employees since October, 2005.

Contract consultant charges decreased dramatically from the three months ended September 30, 2005 to the comparable 2006 period due to the restructuring plan commenced in the second quarter of 2005 and continued through September 30, 2006, and have been focused on the most pertinent activities we believe necessary to preserve overall asset values for the benefit of creditors and shareholders and maintaining compliance with our ongoing duties to maintain our public filings with the Securities and Exchange Commission (“SEC”).

Stock option expense decreased primarily due to the reductions of personnel as part of our overall restructuring plan and related activities. The costs incurred in the three months ended September 30, 2005 were calculated on the intrinsic method for option grants previously issued with exercise prices below the then fair market value, which had not yet vested, and which by their terms had not yet expired. The costs all comparable periods in 2006 were calculated on the fair value method, utilizing values in effect at the respective grant dates. However, there were options which vested during the third quarter 2006, and accordingly there was no such expense recognized.

Legal and accounting expense decreased from the three months ended September 30, 2005 to the comparable 2006 period. Costs incurred in 2005 were significantly higher, primarily as a result of the then ongoing litigation, increased activities associated with the amendments of previous annual and quarterly filings with the SEC and various registration statement filings with the SEC.

Insurance costs decreased primarily as a result of lower D&O insurance premium costs resulting from reduced coverage for the policy renewal period commencing March 31, 2006.

Depreciation and amortization of property, plant and equipment (including leasehold improvements) and technology license decreased from amounts recorded during the three months ended September 30, 2005 to zero in the comparable period in 2006, because all such assets were taken out of service and/or ultimately disposed of or otherwise abandoned as part of our restructuring activities.

Amortization of Purchased Technology ceased in 2005, as we wrote down the carrying value to $1,000,000, which we estimate to be potentially recoverable in the near term (one year or less) if one or more possible strategic transactions can be successfully negotiated. One such transaction was entered into subsequent to September 30, 2006, for which the net realizable cash value accruing to us exceeds this carrying value (see Note 14 to Financial Statements and Liquidity and Capital Resources for additional discussion).

Loss on Disposal of Property, Plant & Equipment; Impairment Losses, net

There were no expenses related to impairment losses and/or loss on disposal of property, plant and equipment for the quarters ended September 30, 2005 and 2006.

Investment and Other Income

Investment and other income in the third quarter of 2006 decreased from the comparable period in 2005, primarily due to the decreasing amount of excess cash held in interest-bearing accounts.

Gain on Extinguishment of Debt

In late 2005, we began to negotiate with certain creditors who were willing to settle and provide a full release of claims on amounts we owed them, at a significant discount, in exchange for nominal payments. During the three months ending September 30, 2006, we paid $2,743, resulting in a gain on extinguishment of debt totaling $24,683.

Interest Expense

Interest expense in the three months ending September 30, 2006 increased by approximately $8,000 over that of the comparable 2005 period, primarily as a result of increased interest rates on one underlying interest bearing obligation related to unpaid royalties; all other interest rate accruals have not increased on our notes payable and other remaining interest bearing obligations have not been increased or decreased during the intervening periods, as those interest rates are fixed and the underlying principal balances remain unchanged.

RESULTS OF OPERATIONS
Nine months Ended September 30, 2005 and 2006

Revenue and License Fees

We did not generate significant product revenues during the nine months ending September 30, 2005 and accordingly, any sales of products during the 2005 period are included in our financial statements under “investment and other income.” No such revenue was recognized during the nine months ending September 30, 2006 due to capital constraints which forced us to limit and ultimately curtail our sales, marketing and manufacturing activities during 2005.

License revenue recognized during the nine months September 30, 2005, totaling approximately $522,000, relates to the amortization of the deferred license revenue previously received in 2003 and 2004. During the nine months ended September 30, 2006, no license revenue was recognized as a result of writing down deferred revenue balances to zero at December 31, 2005.

Research and Development

Essentially all of our research expenses since the third quarter of 2004 until early second quarter 2005 were directed toward infrastructure and expenses associated with regulatory compliance and continued development of Imagent for new indications and the maintenance of our manufacturing capability. During the first nine months of 2006 (presented below), the only costs incurred related to patent considerations, in keeping with our overall objective to preserve net asset values for the benefit of creditors and shareholders, as our regulatory and clinical operations were discontinued in their entirety by the beginning of the quarter ended September 30, 2005 as part of our restructuring plan.

The following is a summary of our major research and development expenses (all amounts approximate) for the respective periods:

	Nine Months ended	Nine Months ended	Increase/(Decrease)
	September 30, 2005	September 30, 2006	2005 to 2006
Personnel	$746,000	$—	$(746,000)
Contract consultants	341,000	—	(341,000)
Patent costs	108,500	111,000	2,500
Production facilities costs	27,000	—	(27,000)
Supplies	17,000	—	(17,000)
Other	169,500	—	(169,500)
Total	$1,409,000	$111,000	$(1,298,000)

Selling, General and Administrative Expense

The following is a summary of selling general and administrative expenses (all amounts approximate) for the respective periods:

	Nine Months ended	Nine Months ended	Increase/(Decrease)
	September 30, 2005	September 30, 2006	2005 to 2006
Personnel	$825,000	$—	$(825,000)
Contract consultants	564,000	81,000	(483,000)
Stock options	1,088,000	47,000	(1,041,000)
Legal and accounting	1,302,000	155,000	(1,147,000)
Fees	1,677,000	—	(1,677,000)
Facilities costs	836,000	10,000	(826,000)
Insurance	389,000	155,000	(234,000)
Depreciation & amortization	617,000	—	(617,000)
Amortization-purchase technology	977,000	—	(977,000)
Other	408,000	26,000	(382,000)
Total	$8,683,000	$474,000	$(8,209,000)

Personnel costs were zero in 2006 as a direct result of our restructuring activities; we have had no employees since October, 2005.

Contract consultant charges decreased dramatically from the nine months ended September 30, 2005 to the comparable 2006 period due to the restructuring plan commenced in the second quarter of 2005 and continued through September 30, 2006, and have been focused on the most pertinent activities we believe necessary to preserve overall asset values for the benefit of creditors and shareholders and maintaining compliance with our ongoing duties to maintain our public filings with the Securities and Exchange Commission (“SEC”).

Stock option expense decreased primarily due to the reductions of personnel as part of our overall restructuring plan and related activities. The costs incurred in the nine months ended September 30, 2005 were calculated on the intrinsic method for option grants previously issued with exercise prices below the then fair market value, which had not yet vested, and which by their terms had not yet expired. Included in stock option expense for the three months ended September 30, 2005 was the recognition of expense attributed to 88,290 options-shares which had previously been issued at then below market process to our former chief executive officer, but which became 100% vested on his employment termination date of May 31, 2005. The costs in the comparable period in 2006 were calculated on the fair value method, utilizing values in effect at the respective grant dates. The 2006 charges only relate to those options vesting during the first and second quarter, and which are held by two current members of our Board of Directors.

Legal and accounting expense decreased from the nine months ended September 30, 2005 to the comparable 2006 period. Costs incurred in 2005 were significantly higher, primarily as a result of the then ongoing litigation, increased activities associated with the amendments of previous annual and quarterly filings with the SEC and various registration statement filings with the SEC.

There were no fees incurred in the first nine months of 2006, which in the comparable 2005 period related almost entirely to late registration penalties that began accruing in January 2005 for shares for which we had filed two registration statements. One was declared effective, which we decided to suspend because updated information was required, and the second of which has never been declared effective. We have stopped accruing penalty shares for the security holders who received shares subject to that certain registration rights agreement dated as of April 14, 2004 because without an effective registration statement we are unable to abide by the contractual requirement that the penalty shares such parties receive are freely tradable shares. In addition, we entered into an agreement with Oxford Bioscience Partners IV, L.P., MRNA Fund II, L.P. and Mi3, L.P. to cease accruing penalty shares as of June 30, 2005. In general, privately issued shares held by the investors for one year may be sold under Rule 144.

Insurance costs decreased primarily as a result of lower D&O insurance premium costs resulting from reduced coverage for the policy renewal period commencing March 31, 2006.

Depreciation and amortization of property, plant and equipment (including leasehold improvements) and technology license decreased from amounts recorded during the nine months ended September 30, 2005 to zero in the comparable period in 2006, because all such assets were taken out of service and/or ultimately disposed of or otherwise abandoned as part of our restructuring activities.

Amortization of Purchased Technology ceased in 2005, as we wrote down the carrying value to $1,000,000, which we estimate to be potentially recoverable in the near term (one year or less) if one or more possible strategic transactions can be successfully negotiated. One such transaction was entered into subsequent to September 30, 2006, for which the net realizable cash value accruing to us exceeds this carrying value (see Note 14 to Financial Statements and Liquidity and Capital Resources for additional discussion).

Loss on Disposal of Property, Plant & Equipment; Impairment Losses, net

Expenses related to the $3,836,000 approximate impairment losses and $249,000 approximate loss on disposal of property, plant and equipment (all numbers approximate) for the nine months ended September 30, 2005 decreased to zero during the nine months ended September 30, 2006 because all corresponding write-offs were taken during the year ending December 31, 2005 and, therefore, no additional write-offs were required in 2006.

Investment and Other Income

Investment and other income in the first nine months of 2006 decreased from the comparable period in 2005, primarily due to the lack of revenues from sales of our Imagent product as a result of our curtailing of marketing efforts in 2006 as part of our restructuring plan.

Gain on Extinguishment of Debt

In late 2005, we began to negotiate with certain creditors who were willing to settle and provide a full release of claims on amounts we owed them, at a significant discount, in exchange for nominal payments. Through December 31, 2005, we had settled on approximately $115,000 in vendor claims in exchange for approximately $10,000. During the nine months ending September 30, 2006, we paid approximately $30,000 to settle approximately $300,000 in vendor claims, resulting in a gain on extinguishment of debt totaling $270,000.

Interest Expense

Interest expense in the nine months ending September 30, 2006 increased by approximately $11,000 over that of the comparable 2005 period, primarily as a result of increased interest rates on one underlying interest bearing obligation related to unpaid royalties; all other interest rate accruals have not increased on our notes payable and other remaining interest bearing obligations have not been increased or decreased during the intervening periods, as those interest rates are fixed and the underlying principal balances remain unchanged.

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

Contractual Obligations

The following table summarizes our approximate contractual obligations as of September 30, 2006 and the effect such obligations are expected to have on our liquidity and cash flow for future periods:

	Total Obligations All Years	2006	2007	2008	2009
Imagent purchase obligations and related notes (remaining)	$808,000	$808,000	$—	$—	$—
Notes payable	192,000	192,000	—	—	—
Accrued royalty liabilities	402,000	402,000	—	—	—
Severance and unpaid bonus to former CEO	481,000	481,000	—	—	—
Settlement amounts owed and guaranteed pursuant to equipment lease settlement	493,000	493,000	—	—	—
Other liabilities - past due	671,000	671,000	—	—	—
Accounts payable - past due	1,545,000	1,545,000	—	—	—
Total contractual cash	$4,592,000	$4,592,000	$—	$—	$—

We have been released from operating lease obligations totaling approximately $2,285,000, which were related to our facilities lease at 6175 Lusk Boulevard in San Diego, pursuant to a lease termination agreement executed July 19, 2005 and made effective on or about July 31, 2005.

As of September 30, 2006, we have not entered into any purchase orders for capital equipment.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued revised SFAS No. 123 (SFAS No. 123R), “Share-Based Payment.” This statement eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R is effective for Small Business Issuers for financial statements issued for the first interim period beginning after December 15, 2005. In connection with our adoption of SFAS No. 123R, effective January 1, 2006, utilizing the modified prospective method of transition, we recognized stock based compensation expense in the amount of $46,529 during the nine months ended September 30, 2006.

On June 7, 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No, 20, Accounting Changes and Statement No. 3 Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. We do not expect our adoption of SFAS No. 154 during the nine months ended September 30, 2006 will have a material effect on our financial statements or results of operations.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS 157 defines fair value, establishes a framework for measuring far value in generally accepted accounting principles and expands related disclosures about fair value measurements. This Statement focuses on creating consistency and comparability in fair value measurements. SFAS No. 157 is effective for us beginning January 1, 2008, including any interim reporting periods. We are currently evaluating the impact of adopting SFAS No. 157 on our financial statements.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS 158 requires a business entity employer to recognize the funded status of a benefit plan (i.e., “over-funded” or “under-funded”), measures defined plan benefit plan assets and liabilities as of the related fiscal year end, and provides additional guidance on matters related to income statement recognition and disclosure in the financial statement notes. SFAS No. 158 is effective for us beginning in the current year ending December 31, 2006; however, the standard is not expected to have any impact on our financial position, results of operation or cash flows, as we do not have any such plans or related obligations.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108 (“SAB 108”) to require registrants to quantify financial statement misstatements that have been accumulating in their financial statements for years and to correct them, if material, without restating. Under the provisions of SAB 108, financial statement misstatements are to be quantified and evaluated for materiality using both balance sheet and income statement approaches. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 on its financial statements.

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

Our senior officers have previously consulted with Larry D. Grant and have participated in the evaluation of our disclosure controls (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2006 and, based on that evaluation, concluded that due to insufficient staff our disclosure controls and procedures were not fully effective to ensure timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act, and the rules and regulations thereunder. However, to the extent corrections and improvements in internal controls and disclosure controls and procedures cannot be implemented and/or maintained, management believes appropriate oversight and review is currently in place in light of the minimal transactions conducted during this fiscal quarter to prevent material misstatements in our annual financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended September 30, 2006, we had no legal proceedings described in Item 103 of Regulation S-B.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ending September 30, 2006, we did not issue any shares of our common stock.

Given our current financial circumstances and our goal to maximize the funds available to our creditors, our board of directors determined to withdraw our pending Registration Statement with the SEC (File No. 333-122625) and to terminate our Registration Statement (File No. 333-117907) which had not been updated as required pursuant to Item 512 of Regulation S-B. The required filings with the SEC were made on October 11, 2006. We have stopped accruing penalty shares for the security holders who received shares subject to that certain registration rights agreement dated as of April 14, 2004 because without an effective registration statement we are unable to abide by the contractual requirement that the penalty shares such parties receive freely tradable shares. In general, privately issued shares held by investors for more than one year may be sold under Rule 144.

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

Our cash and cash equivalents at September 30, 2006 was approximately $242,000. At September 30, 2006, we had current liabilities totaling approximately $4,592,000.

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

We plan to focus our efforts primarily on exploring various options concerning our business, including licensing or selling all or a portion of our remaining assets ( Imagent ), finding a partner with whom to pursue the clinical development and commercialization of Imagent and maintain our patent portfolio. To date, we have not been able to raise sufficient capital to operate the company, and the difficulties and delays in settling the lawsuit with Amersham Health, Inc. have resulted in our vacating our manufacturing facility, stopping the manufacturing of our Imagent product, and terminating clinical development. We need to find an acceptable buyer or partner for our Imagent assets in order to proceed with any type of development plan. If we are not able to find a buyer or partner for these assets in a timely manner and at acceptable prices, we will continue to not have sufficient funds to meet our obligations to our creditors and may be forced into voluntary or involuntary bankruptcy proceedings, or liquidate and dissolve under applicable state laws. The steps to sell or otherwise dispose of our assets (including negotiating agreements and obtaining shareholder approval to the extent required) are costly and will diminish the proceeds available for other purposes.

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

We have incurred losses since the beginning of our operations. As of September 30, 2006, we have incurred cumulative net losses (before dividends on preferred stock) of approximately $91,269,000. We expect our losses to increase in the future as our financial resources are used to preserve the value of our assets and to the extent possible, pay creditors. It is unlikely that we will be able to achieve or maintain profitability in the future.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports and prevent fraud, our operating results could be harmed and current and potential stockholders could lose confidence in our financial reporting, which could have a material adverse effect on our stock price and ability to raise capital. In September 2004, we and our independent registered public accounting firm concluded that our internal controls and procedures had certain material weaknesses and reportable conditions. For further information concerning our controls, see “ Part I. Financial Information, Item 3. Controls and Procedures.”

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

We currently have one acting Principal Executive Officer (Mr. DeFranco) who was a part-time employee of the Company until October 2005. Mr. DeFranco became a consultant to the company in November 2005 and is engaged by us on a part-time, as needed basis through June 30, 2007. We also have retained Larry D. Grant, a consultant, to provide advisory and management services, on a part-time basis, on financial, operational and strategic matters. These individuals have entered into consulting agreements, confidentiality and/or non-competition agreements with us. If an individual performing one of these executive or consulting functions for us terminates his association with us or breaches their agreement with us:

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

As of September 30, 2006, two related stockholders controlled approximately 4,652,969 shares, or 66.8% of our issued and outstanding common stock at that date. This concentration of ownership and control may delay or prevent a change in control of IMCOR, and may also result in a small supply of shares available for purchase in the public securities markets. These factors may affect the market and the market price for its common stock in ways that do not reflect the intrinsic value of our common stock.

We have issued a substantial number of securities convertible into shares of our common stock that will result in substantial dilution to the ownership interests of our existing shareholders.

As of September 30, 2006, we had reserved 2,437,701 shares of our common stock for issuance upon exercise or conversion of warrants or stock options (including options that have been granted and that are available for grant in the future). Furthermore, on October 29, 2004, we issued and sold 4,500 shares of our newly issued Series A Convertible Preferred Stock which are convertible into 833,334 shares of our common stock.

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

+3.1
Restated Articles of Incorporation of IMCOR Pharmaceutical Co., as amended, including Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock. (Filed as Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 and incorporated herein by reference.)

+3.2	Amended and Restated Bylaws of IMCOR Pharmaceutical Co. (Filed as Exhibit C to the Company's Information Statement on Form DEF 14C dated December 23, 2002 and incorporated herein by reference.)

*10.1
Amended and Restated License Agreement dated as of November 13, 2006 by and between Kyosei Pharmaceutical Co., Ltd. and IMCOR Pharmaceutical Co. Confidential portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission.

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

Date: November 17, 2006	IMCOR Pharmaceutical Co.

/s/ Brian Gallagher
Brian Gallagher
Chairman of the Board and Acting Principal Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

+3.1
Restated Articles of Incorporation of IMCOR Pharmaceutical Co., as amended, including Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock. (Filed as Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 and incorporated herein by reference.)

+3.2	Amended and Restated Bylaws of IMCOR Pharmaceutical Co. (Filed as Exhibit C to the Company's Information Statement on Form DEF 14C dated December 23, 2002 and incorporated herein by reference.)

*10.1
Amended and Restated License Agreement dated as of November 13, 2006 by and between Kyosei Pharmaceutical Co., Ltd. and IMCOR Pharmaceutical Co. Confidential portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission.

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