Form 10KSB
period 2006-12-31
IMCOR PHARMACEUTICAL CO
filed 2007-04-17
CIK 761237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _______to_______

Commission File No. 0-23553

IMCOR PHARMACEUTICAL CO.
(Name of small business issuer in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

62-1742885
(I.R.S. Employer Identification No.)

4660 La Jolla Drive, Suite 500
San Diego, CA 92122
(Address of principal executive offices) (Zip Code)

(858) 546-2955
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  common stock, par value $.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes            No ☒

The issuer’s revenues for its most recent fiscal year: $1,200,000.

The aggregate market value of voting and non-voting common stock held by non-affiliates computed as of April 10, 2007, based upon the last sale price of the common stock reported on the Pink Sheets was approximately $41,724.  For purposes of this calculation only, the registrant has assumed that its directors and executive officers, and any person known to the issuer to hold 10% or more of the outstanding common stock, are affiliates.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 31, 2007 was 6,962,456.

PART I.

IMCOR Pharmaceutical Co. and its wholly-owned subsidiary, Sentigen, Ltd., are collectively referred to as “IMCOR,” the “company,” “we,” or “us.” Portions of the discussion in this Form 10-KSB contain forward-looking statements and are subject to the “Risk Factors” described below in Item 1.

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

The company was incorporated on December 28, 1994 as a Nevada corporation under the name MT Financial Group, Inc. (“MT Financial”). On May 15, 1997, MT Financial changed its name to Photogen Technologies, Inc. (then subsequently on February 5, 2004 to IMCOR Pharmaceutical Co. to reflect the changed nature of our business to imaging pharmaceuticals). On March 4, 2005, we effected a one-for-twenty reverse split of our common stock and the trading symbol for our common stock changed to “ICRP.” We previously effected a one-for-four reverse split of our common stock in 2002. Unless otherwise indicated, all data (including historical numbers) in this Form 10-KSB reflect the impact of the reverse splits.

 We have one FDA approved product, Imagent® (perflexane lipid microspheres), an ultrasound imaging contrast agent that we acquired in June 2003.

As discussed below, we are not currently marketing Imagent or further developing our technologies or manufacturing products using those technologies and, instead, we are implementing a restructuring plan and evaluating our alternatives with respect to efforts to maximize value to the company, and our shareholders and creditors. We will continue to consider as alternatives the sale or license of our remaining assets, a merger or other strategic transaction.

TECHNOLOGIES AND PRODUCTS: IMAGENT

On June 18, 2003, we acquired related diagnostic imaging assets from Alliance Pharmaceutical Corp. (“Alliance”).  The focus of this acquisition was Imagent, an FDA approved contrast agent for ultrasound imaging. Included in our purchase was the lease of an FDA-approved manufacturing facility, and the acquisition of the marketing, manufacturing and supporting infrastructure with experience in the diagnostic imaging field and an intellectual property portfolio of approximately thirty patents in the area of ultrasound imaging.

Imagent is a sterile powder comprising hollow, porous microspheres that contain the internal gases perflexane vapor and nitrogen. It was sold in a complete kit which included all the components necessary to prepare and administer the agent; all of which were conveniently stored at room temperature. When the sterile water is added, the formulation is a dispersion of flexible, surfactant-coated microbubbles in a buffered solution. The microbubbles suspended within this solution are, on average, smaller than a red blood cell and, upon injection, circulate freely within the small blood vessels, through the organs and tissue. During an ultrasound exam, the microbubbles are highly “echogenic” in that they strongly reflect the ultrasound beam and provide enhancement within the area being examined.

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

As part of the Imagent acquisition, we also assumed a worldwide development and commercialization agreement for Imagent with Schering Aktiengesellschaft (“Schering AG”) providing us exclusive rights to market the product worldwide until mid-2008, with Schering AG to be paid a royalty based on a percentage of net sales.  At the expiration of the period, we have the right to pay all of any remaining royalty obligations to Schering AG up to $20,000,000 and thus retain all rights to the product on a worldwide basis, or alternatively, to allow Schering AG the opportunity to obtain co-promotion rights along with us. With the ability to enter into worldwide development and commercialization agreements for Imagent, in December 2003, we entered into a product license agreement with Kyosei Pharmaceutical Co., Ltd. (“Kyosei”), a unit of Sakai Chemical Industry Co. Ltd., for the development and marketing of Imagent in Japan for all radiology and cardiology indications.  The company and Kyosei amended and restated this license agreement effective as of November 13, 2006 to provide (among other things) relief from our obligation under the original agreement to manufacture and supply Imagent for Kyosei. We assigned to Kyosei certain patents and a trademark for use in Japan, for which we received $1,200,000 in 2006 for our benefit and another $100,000 which we received from Kyosei but passed directly through to Alliance as their share of the license revenue pursuant to the terms of a “Settlement Agreement” between Alliance and us dated as of September 19, 2005.

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

In connection with our restructuring plan, we have suspended manufacturing operations and vacated our leased manufacturing facility located in San Diego, California. On May 18, 2005, we notified the FDA of the cessation of our manufacturing operations. Because we no longer manufacture Imagent, operations and sales staff are not necessary. Therefore, we no longer maintain the contract sales and distribution agreements with Cardinal Health, Inc. See “Risk Factor -- We no longer maintain any internal quality control and stability program for Imagent,” below.

MARKETS FOR IMAGENT

The market for the current indication of all ultrasound contrast agents is for use in imaging patients with sub-optimal echocardiograms. The potential of this market is anticipated to be approximately 20% of the 18 million echocardiograms performed annually in the U.S. The larger market opportunity will be for indications in the diagnosis of coronary artery disease (“CAD”).

 Approximately 14 million Americans have CAD. CAD occurs when the coronary arteries become blocked with plaque and no longer deliver adequate amounts of blood, containing nutrients and oxygen, to the heart. The two most commonly used non-invasive imaging techniques for the detection of CAD are nuclear stress perfusion imaging and stress echocardiography imaging. A nuclear stress perfusion examination involves the injection of radioactive labeled drugs at rest and during stress initiated by physical activity or administration of a drug. The patient is then imaged, most commonly using SPECT (single photon emission computed tomography) cameras to detect disparities between the stress and resting perfusion (blood flow) in major areas of the myocardium. Nuclear imaging assesses blood flow to the heart muscle by the radioactive material attaching to live muscle cells of the heart, providing a difference in enhancement between labeled and non-labeled tissue. The limitations of nuclear cardiology are that it:

•	Uses radioactive drugs,

•	Requires expensive imaging equipment,

•	Is usually performed in a hospital,

•	Requires subjecting the patient to cardiac stress, and

•	Costs about $1,000 per procedure and takes 5-6 hours to perform.

There are approximately 8 million nuclear stress exams performed in the U.S. annually.

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

RAW MATERIALS SUPPLY

We have no existing agreements with any raw material providers. Any party to whom we grant the right to further develop Imagent would have to enter into such agreements for its own benefit.

RESTRUCTURING PLAN

In April 2005, we adopted an initial restructuring plan which included a reduction-in-force of a majority of the full-time employees and part-time employees or consultants who perform administrative support, manufacturing and related functions. In addition, a limited number of full-time employees were transferred to part-time positions to assist us with the actions necessary to curtail our operations. We also suspended our manufacturing operations.

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

During the fiscal year ended December 31, 2006 we continued to implement the restructuring plan by terminating all of the company’s employees. The company’s operations are now maintained by two contract consultants on an as-needed basis. Our primary activities during this time have included:

•
Negotiating and concluding an amendment and restatement of our license agreement with Kyosei, which relieved us of the obligation to manufacture and supply Imagent for Kyosei in exchange for which we transferred to Kyosei certain patents and a trademark for use in Japan, for which we received $1,200,000 as our share of the license fee compensation;

•
Maintaining our intellectual property and patent estate related to Imagent, including conducting those additional activities necessary to preserve the value of this asset for potential other licensing or related strategic transactions;

•	Investigating with other parties as to potential transactions that would create additional revenues (license, royalty or other form of revenues) from the licensing or sale of Imagent;

•	Meeting our regulatory, financial and tax reporting obligations; and

•
Negotiating with certain creditors and executing related settlement agreements, wherein those certain creditors have agreed to take fractional payments for their liability claims in exchange for full and final release of the related indebtedness, resulting in gains from debt extinguishment inuring to our benefit.

As part of the employee reduction plan, the employment of our CEO and President was terminated effective May 31, 2005. We recorded a reserve for severance (equal to one year’s salary, as required by this individual’s employment contract), amounting to $275,000, as expense during the quarter ending June 30, 2005. This obligation remains unpaid and is accordingly included in accrued expenses at December 31, 2006.

Our subsidiary, Sentigen, Ltd., a Bermuda entity, currently has no operations. It is likely to be administratively dissolved by the Bermuda authorities.

When Imagent was initially acquired in June 2003 from Alliance, we acquired the underlying technology of the FDA approved product Imagent, and an ongoing operation which held the possibility at the time that we could generate at least two strategic sources of revenue: (a) from direct product sales and (b) from product licensing and/or technology cross-licensing activities. For those reasons, the accounting policy was then established that the value of Imagent (“the Purchased Technology”) should be amortized on a straight-line basis into expense over the estimated useful remaining life of the underlying intellectual property, including the patent estate, which was 12 years from the date of the acquisition.

As a result of the second part of the strategic revenue plan, that of obtaining cash-based revenues from product licensing and/or technology cross-licensing activities, we received:

•	$4,000,000 paid by Kyosei, a unit of the Sakai Group in Japan, in December 2003 and April 2004 pursuant to a product license;

•	$4,000,000 paid by Bristol-Myers Squibb in October 2004 for a technology cross-license;

•	$1,200,000 paid by Amersham Health Inc. (“Amersham”) and affiliates in September 2005 for a technology cross-license; and

•	$1,200,000 paid by Kyosei in November and December 2006 in connection with the amendment and restatement of the original product license agreement referenced above.

We have no material future performance obligations in the furtherance of the two technology cross-license agreements with Bristol-Myers Squibb and Amersham, and the amended and restated license agreement with Kyosei.

 The Imagent acquisition transaction and the related follow-on transactions for the above-described strategic revenues collected through 2005, together with the derivative royalties obligation owed to Schering AG (as related to the Kyosei product license agreement and its amendment/restatement) were inextricably related to one another. Accordingly, our accounting policies were adopted with one objective being to match the recognition of license/cross-license revenue and related royalties expense to the underlying amortization of Imagent, especially during the time we were a fully functioning company with both production and selling capabilities. Therefore, up to December 31, 2005, the related license fees and royalties had been deferred and only partially recognized on a straight-line basis into license revenue and royalties expense, based on schedules which commenced on the dates the respective transactions were concluded, and over the remaining estimated useful lives of the underlying technology.

Prior to December 31, 2005, we were not able to predict what types of arrangements might ultimately be made with potential business partners for Imagent, financial or otherwise. At December 31, 2005, we made an estimate as to the certainty of additional revenues which might flow from the underlying Imagent asset, license or otherwise, particularly in light of our overall restructuring activities commenced in 2005 and the cessation of normal operations, and concluded that the net fair value of the underlying Imagent Purchased Technology should not exceed $1,000,000. In part this valuation was also made after also taking into consideration one transaction we were then currently negotiating and had a reasonable expectation we might conclude in 2006. Accordingly, we wrote down the carrying value of the Purchased Technology by $11,373,572, as well as the then-remaining deferred revenue credit totaling $8,119,485 and the corresponding remaining deferred royalties asset of $416,666 remaining as of that date, as an impairment charge to operations netting to $3,670,753.

 During 2006 we continued to face certain continuing challenges to preserve and optimize the value of Imagent for the benefit of creditors and shareholders, not the least of which is the current lack of a full-time staff and reduced financial resources. Without an immediate capability to manufacture the Imagent product, we were no longer able to support the prospective aspects of the Kyosei product license agreement as originally drafted, therefore we found it necessary to amend and restate the license agreement on mutually acceptable terms. Under the terms of the amended and restated license agreement effective as of November 13, 2006 we were relieved of our obligation to manufacture and supply Imagent for Kyosei and we assigned to Kyosei certain patents and a trademark for use in Japan, for which Kyosei paid a total fees of $1,300,000.

In accordance with the terms of the Settlement Agreement between the company and Alliance dated as of September 19, 2005 an aggregate of $100,000 (approximately $91,000 net, after deducting Alliance’s allocated share of direct expenses) of the consideration due from Kyosei was paid to Alliance, and we retained the balance of $1,200,000, which we recorded as license revenues in 2006. After taking into account direct expenditures attributed to this transaction for which the company had remaining responsibility, and which totaled approximately $104,000 (including agent commission fees and incremental royalty obligations to Schering AG), we retained on a net basis approximately $1,096,000.

Following this 2006 transaction with Kyosei, we again assessed the carrying value of the Purchased Technology at December 31, 2006 and decided, in light of the conclusion of this transaction together with the likelihood of concluding any similar transaction in the near term, that we should further reduce the carrying value to $-0-. Therefore, at December 31, 2006, we made a further impairment charge to operations for $1,000,000. We have now established an aggregate impairment allowance of $12,373,572, of which $11,373,572 had previously been established by December 31, 2005, for the Purchased Technology.

In August 2005, we notified the FDA that we suspended any activity related to the Investigational New Drug Application (“IND”). It is unlikely that we can readily restart the production of Imagent without first commencing a lengthy and costly process to reestablish manufacturing capabilities, which also eliminates for the time being the additional possibility of Imagent product sales.

As a result our restructuring activities involving the facilities lease termination, sale of equipment, sale of the technology license and impairment of the Purchased Technology, together with the recognition of the related deferred revenues and corresponding deferred royalties, we recorded cumulative asset impairment losses during 2005 and 2006 of $7,506,566 and $1,000,000, respectively (see Note 13 of our financial statements).

 We continue to evaluate our alternatives with respect to selling or otherwise maximizing asset values related to our remaining assets, principally consisting of Imagent. We will continue to consider as alternatives the sale or license of our remaining assets, a merger or other material transaction. Such a transaction may include selling Imagent, a license or sale of the patent portfolio underlying Imagent, a manufacturing rights agreement, or another form of transaction. To date, efforts to complete such additional arrangements have not been successful. However, we continue to hold discussions with potentially interested parties, and there remain some potential for a sale, license, development agreement or comparable transaction, however remote, and which may take several months or years to develop and/or consummate.

Subject to the availability of capital, we intend to protect our patent portfolio, and seek additional value for the benefit of creditors and shareholders if factors warrant and the underlying cost-benefit analysis supports such action(s). While our history of enforcing our rights in patents indicates that there is merit in this approach, patent protection, enforcement and/or possible litigation activities can be costly, time consuming and the results are inherently uncertain, so there can be no assurance that this business strategy will result in net benefits to us, our creditors or our shareholders.

During the next year, we will focus our limited resources primarily on preserving the value of the Imagent assets, to the extent possible, and exploring various options concerning our business, including joint venturing, licensing or selling the Imagent assets and other possible strategic transactions. We no longer have human, financial and other resources available to us at this time to carry out our original business plan or fully develop and commercialize Imagent on our own. To date our board of directors has only authorized activities in support of the restructuring plan in order to maximize asset value to creditors and shareholders. We must conduct additional investigation before we can reach any definitive conclusions as to the ultimate values of the Imagent assets.

PATENTS

We have twenty issued U.S. patents and four pending U.S. patent applications, which are directed to the composition, manufacture, and use of novel stabilized microbubble compositions used in ultrasound or harmonic ultrasound imaging.  Foreign applications directed to the same subject matter are also granted or pending. We also have five issued U.S. patents covering the use of various contrast agents, including Imagent, in harmonic imaging.

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

 COMPETITION

The industry for contrast agents is intensely competitive, and subject to significant change with respect to technology for the diagnosis and treatment of disease. We expect that competition in the ultrasound contrast imaging agent field (and for our other potential products) will be based primarily on each product’s safety profile, efficacy, stability, ease of administration, breadth of approved indications, and physician, healthcare payor and patient acceptance. There are two ultrasound contrast agents approved in the U.S. for use in cardiology which are competitive with Imagent:  Optison (sales by GE Healthcare, Inc. have been on hold since 2005 due to sterility problems in manufacturing), and Definity (sold by Bristol-Myers Squibb). POINT Biomedical Corp. filed their New Drug Application (NDA) for Cardiosphere in January 2006. To the best of our knowledge, Acusphere Inc. has completed two Phase III myocardial perfusion studies with Imagify (formerly AI-700). One study for Imagify failed to achieve the endpoint for sensitivity. The second study, completed in October 2006, is undergoing blinded reader re-training to improve the sensitivity values before NDA submission in 2007.

Imagent contains no human blood components (albumin), does not require refrigeration, and does not require a mechanical shaker to activate the product. Optison contains human albumin, carrying the appropriate label warnings for injection of a human based product; and it also requires refrigeration. Having this component has limited Optison’s development in certain countries. Definity requires a mechanical shaker to manufacture the microbubble at the patient’s bedside as well as it requires refrigeration. CardioSphere contains human albumin and requires refrigeration. Imagify also requires refrigeration.

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

WE CURRENTLY HAVE INSUFFICIENT FUNDS AVAILABLE TO PAY ALL OF OUR LIABILITIES.

Our cash and cash equivalents at December 31, 2006 was approximately $1,309,498. At December 31, 2006, we had current liabilities totaling approximately $4,603,451.

IF WE ARE UNABLE TO FIND A PARTNER OR BUYER OF OUR REMAINING ASSETS AT ACCEPTABLE PRICES WE WILL CONTINUE TO BE UNABLE TO MEET OUR OBLIGATIONS TO OUR CREDITORS AND MAY ENTER INTO BANKRUPTCY PROCEEDINGS, OR LIQUIDATE AND DISSOLVE UNDER APPLICABLE STATE LAWS.

We have implemented a restructuring plan which resulted in a reduction-in-force of all our employees, terminating sales efforts and manufacturing operations, terminating clinical development, vacating our leased premises, selling our furniture, fixtures and manufacturing equipment, and selling our rights to other intellectual property (our iodine-based nanoparticulate contrast agent). Our board of directors has authorized actions necessary to effectuate the restructuring plan.

 We plan to focus our efforts primarily on exploring various options concerning our business, including licensing or selling all or a portion of our remaining assets (Imagent), finding a partner with whom to pursue the clinical development and commercialization of Imagent and maintain our patent portfolio. To date, we have not been able to raise sufficient capital to operate the company, and the difficulties and delays in settling the lawsuit with Amersham Health, Inc. have resulted in our vacating our manufacturing facility, stopping the manufacturing of our Imagent product, and terminating clinical development. We need to find an acceptable buyer or partner for our Imagent assets in order to proceed with any type of development plan. If we are not able to find a buyer or partner for these assets in a timely manner and at acceptable prices, we will continue to not have sufficient funds to meet our obligations to our creditors and may be forced into voluntary or involuntary bankruptcy proceedings, or liquidate and dissolve under applicable state laws. The steps to sell or otherwise dispose of our assets (including negotiating agreements and obtaining shareholder approval to the extent required) are costly and will diminish the proceeds available for other purposes. The holder of our Series A Preferred Stock will, under certain circumstances, have a preferred claim on the proceeds of any such transaction. See “Series A Convertible Preferred Stock” below.

WE EXPECT TO INCUR SIGNIFICANT COSTS IN CONNECTION WITH SECURITIES EXCHANGE ACT OF 1934 COMPLIANCE AND MAY ELECT TO REMOVE THE COMPANY FROM THE SECURITIES EXCHANGE ACT OF 1934 REPORTING REQUIREMENTS, WHICH WOULD MAKE RULE 144 RESALES UNAVAILABLE TO INVESTORS.

We are currently subject to the rules of the Exchange Act and the related reporting requirements. Compliance with the reporting requirements of the Exchange Act requires the timely filing of Quarterly Reports on Form 10-QSB, Annual Reports on Form 10-KSB and Current Reports on Form 8-K, among other actions. Our compliance with the reporting requirements involves significant costs and expenditures of management’s time. Given our current financial position and the limited resources of our management, our board of directors may elect to remove the company from the reporting obligations of the Exchange Act at some point in 2007 or thereafter. If we make such an election, investors would not be able to utilize Rule 144 in connection with the resale of their shares of our common stock (until the shares become freely tradable under Rule 144(k)).

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

WE HAVE A HISTORY OF LOSSES, AND WE DO NOT EXPECT TO ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE OR PAY CASH DIVIDENDS.

We have incurred losses since the beginning of our operations. As of December 31, 2006, we have incurred cumulative net losses (before dividends on preferred stock) of approximately $91,239,032. We expect our losses to increase in the future as our financial resources are used to preserve the value of our assets and to the extent possible, pay creditors. It is unlikely that we will be able to achieve or maintain profitability in the future.

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

We have suspended manufacturing operations and vacated our leased manufacturing facility located in San Diego, California. We do not have the resources to resume manufacturing at another facility ourselves and we cannot assume that a third party would be able to take over manufacturing. Any purchaser of Imagent or development or manufacturing partner will be required to comply with FDA manufacturing standards. A new manufacturing facility would require FDA submissions and approvals. Timing of this event, should it occur, would affect initiation of clinical trials and regulatory submissions. All of the above has prevented us from being able to fulfill certain of our previous contractual obligations to provide product (including fulfilling our obligations under our original license agreement with Kyosei).

WE NO LONGER MAINTAIN ANY INTERNAL QUALITY CONTROL AND STABILITY PROGRAM FOR IMAGENT.

Since we have suspended manufacturing operations and vacated our leased manufacturing facility located in San Diego, California, we no longer have the ability to support any clinical testing of the product.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports and prevent fraud, our operating results could be harmed and current and potential stockholders could lose confidence in our financial reporting, which could have a material adverse effect on our stock price and ability to raise capital. Due to the lack of sufficient personnel and financial resources, we have concluded that our internal controls over financial reporting include certain material weaknesses and reportable conditions. For further information concerning our controls, see ”Item 8A. Controls and Procedures.”

Beginning in 2004, we began to implement steps to address our internal controls and procedures. We have completed certain steps and had started to implement remediation procedures to address the identified reportable conditions and material weaknesses. However, based on our limited capital resources and the adoption of a restructuring plan in April 2005, which included a reduction-in-force of our full-time employees and part-time employees or consultants who perform financial, administrative support, manufacturing and related functions, we have been unable to complete the previously identified remediation plans. Since it is unlikely that we can further rectify these material weaknesses through measures and improvements to our systems and procedures, management may encounter difficulties in timely assessing business performance and identifying incipient strategic and oversight issues.

 We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, management time and attention being focused on compliance activities. In particular, although the SEC has granted an extension for compliance with certain aspects of Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our independent registered public accounting firm’s audit of that assessment, compliance with these regulations will require the commitment of significant financial and managerial resources that we currently do not have. In addition, if we fail to improve our internal controls, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

WE DEPEND ON A SMALL NUMBER OF CONTRACT CONSULTANTS TO PROVIDE MANAGEMENT EXPERTISE, AND THE LOSS OF THIS EXPERTISE MAY INTERFERE WITH OUR OPERATIONS OR DELAY OUR ABILITY TO IMPLEMENT OUR RESTRUCTURING PLAN.

We currently have one acting Principal Executive Officer (Mr. DeFranco) who was a part-time employee of the company until October 2005. Mr. DeFranco became a consultant to the company in November 2005 and is engaged by us on a part-time, as needed basis through June 30, 2007. We also have retained Larry D. Grant, a financial consultant, to provide advisory and management services, on a part-time basis, on financial, operational and strategic matters. These individuals have entered into consulting agreements, confidentiality and/or non-competition agreements with us. If an individual performing one of these executive or consulting functions for us terminates his association with us or breaches their agreement with us:

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

As of December 31, 2006, two related stockholders controlled approximately 4,652,969 shares, or 66.8% of our issued and outstanding common stock at that date. This concentration of ownership and control may delay or prevent a change in control of IMCOR, and may also result in a small supply of shares available for purchase in the public securities markets. These factors may affect the market and the market price for its common stock in ways that do not reflect the intrinsic value of our common stock.

WE HAVE ISSUED A SUBSTANTIAL NUMBER OF SECURITIES CONVERTIBLE INTO SHARES OF OUR COMMON STOCK THAT WILL RESULT IN SUBSTANTIAL DILUTION TO THE OWNERSHIP INTERESTS OF OUR EXISTING SHAREHOLDERS.

As of December 31, 2006, we had reserved 2,437,701 shares of our common stock for issuance upon exercise or conversion of warrants or stock options (including options that have been granted and that are available for grant in the future). Furthermore, on October 29, 2004, we issued and sold 4,500 shares of our newly issued Series A Convertible Preferred Stock which are convertible into 833,334 shares of our common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY.

  We do not own any real estate. In 2005, we vacated our leased premises of approximately 53,000 square feet in San Diego, California. We currently do not maintain executive offices or facilities for research, development or manufacturing, other than for nominal administrative purposes rented on a month-by-month basis.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

COMMON STOCK

Our common stock is quoted from time to time on the Pink Sheets under the symbol “ICRP.PK” As of March 31, 2007, there were approximately 6,962,456 shares of our common stock outstanding and as of March 31, 2007 there were approximately 145 stockholders of record. Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. We have not declared or paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

 The high and low closing bid prices for our common stock for each quarter of the fiscal years ended December 31, 2005 and December 31, 2006 are set forth below.

	Year Ended December 31, 2005 (Amounts in $)		Year Ended December 31, 2006 (Amounts in $)
	High	Low	High	Low
1st Quarter	$2.00	$1.60	$0.10	$0.07
2nd Quarter	1.65	0.06	0.10	0.026
3rd Quarter	0.65	0.06	0.04	0.021
4th Quarter	0.35	0.06	0.025	0.015

The foregoing information was obtained from the Pink Sheets. The quotations generally reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The foregoing information reflects bid prices, as indicated. See “Risk Factor--Two related stockholders has significant voting power, which may delay or prevent a change of control of IMCOR and may limit the trading volume of our common stock,” above, regarding the possible effects of the concentrated ownership of our stock on the market of our stock.

In 2006, we did not grant any qualified incentive stock options or non-qualified stock options pursuant to our 2000 Long Term Incentive Compensation Plan.

All of the shares issued in January through April 2005 were subject to pending registration statements which were not declared effective by the SEC. The effectiveness of the registration statements was delayed while we responded to the SEC’s various comments which arose during the comment process. Given our current financial circumstances and our goal to maximize the funds available to our creditors, our board of directors determined that we would not continue to pursue our efforts to effect our registration statements that were on file with the SEC (File Nos. 333-122625 and 333-117907). Those registration statements have been withdrawn.

Many of our investors have held their shares in the Company for more than a year and will be qualified to sell their shares under Rule 144, subject to the restrictions set forth therein; indeed, several such investors have sold shares utilizing Rule 144. For that reason, we stopped accruing penalty shares for certain shareholders who had registration rights. However, given our current financial situation, at some point in 2007 or thereafter we may elect to cease reporting under the Exchange Act, and as a result, investors will no longer be eligible to resell their shares of our common stock under Rule 144 (unless the shares have been held for two years, in which case they would be freely saleable under Rule 144(k)).

 As of April 14, 2007, approximately 4,970,248 shares of our common stock are “restricted stock” or are beneficially owned by persons who as of March 31, 2007 were affiliates of the company as defined in Rule 144 under the Securities Act. For purposes of this calculation only (and the comparable disclosure on the cover page of this Form 10-KSB) we have assumed that officers, directors, 10% stockholders and that stock held by Oxford Bioscience Partners IV L.P. and MRNA Fund II L.P., other than shares and warrants which are covered by an effective registration statement, would be deemed to be beneficially owned by Jonathan Fleming (a director) (although Mr. Fleming disclaims beneficial ownership of those shares for all other purposes), and that a person beneficially owns stock subject to an option, warrant or convertible instrument that is exercisable or convertible within 60 days from April 14, 2007. A portion of those shares would be eligible for resale by company affiliates and others who have satisfied the requisite holding periods, subject to the volume limitations and other provisions of Rule 144 and applicable law. As of April 14, 2007, we had approximately 1,992,208 shares eligible for sale free of restriction under Rule 144(k) which are not subject to an effective registration statement.

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

•
The preferred stock is convertible into common stock at a ratio of 185.1854 shares of common stock for each share of preferred stock. As of December 31, 2006, conversion of the preferred stock would result in issuance of 833,334 shares of our common stock. We have the right to require conversion of the preferred stock into common stock if the closing price of our common stock exceeds $8.10 per share for ten consecutive trading days. The conversion ratio is subject to adjustments for dilution resulting from stock splits and combinations, certain dividends and distributions, reorganization, reclassification or merger of the company.

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

LIQUIDITY; CAPITAL RESOURCES

The independent registered public accounting firm’s report dated April 13, 2007 included in our December 31, 2006 Annual Report on Form 10-KSB, as amended, contained the following explanatory paragraph:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has reported recurring losses from operations through December 31, 2006 and had a working capital deficit at December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 At December 31, 2006, we had cash and cash equivalents totaling approximately $1,309,498, compared to $717,024 at the end of the 2005 fiscal year. At December 31, 2006, we had a net shareholders’ deficit position of $3,263,305, compared to a net shareholders’ deficit position of $2,955,432 at the end of the 2005 fiscal year.

 During 2006, our board of directors continued to implement our restructuring plan that resulted in cessation or suspension of substantially all operations, including a complete employee reduction-in-force, sale of excess equipment, suspension of manufacturing and clinical activities, cessation of manufacturing and selling activities, vacating our premises, and the sale and licensing of certain of our technology.

 We entered into an amended and restated license agreement with Kyosei effective as of November 13, 2006. Under the terms of the revised agreement we have been relieved of our obligation to manufacture and supply Imagent for Kyosei and we assigned to Kyosei certain patents and a trademark for use in Japan. Kyosei paid a total fee of $1,300,000. In accordance with the terms of our Settlement Agreement with Alliance dated as of September 19, 2005, an aggregate of $100,000 (approximately $91,000 net, after deducting Alliance’s allocated share of direct expenses) of payment from Kyosei was paid to Alliance. In addition, after taking into account direct expenditures attributed to this transaction for which we had remaining responsibility, and which totaled approximately $104,000 (including agent commission fees and incremental royalty obligations to Schering AG), we received net approximately $1,096,000.

From January 1, 2006 through December 31, 2006, significant uses of our cash, which totaled approximately $620,000 (leaving us a net cash amount of $1,309,498 at December 31, 2006) (all amounts approximate) included:

•	$48,000 net commissions to an agent for facilitation of the amended and restated agreement with Kyosei;

•	$132,000 for legal costs associated with patent protection matters related to Imagent, in order to preserve intellectual property viability and values;

•	$81,000 for legal costs associated with general corporate, contract, and SEC reporting matters;

•	$86,000 for accounting and auditing services, including $16,000 related to income tax reporting compliance matters;

•	$36,000 net payments to creditors in exchange for the cancellation of $361,000 in total payable obligations, yielding a gain on extinguishment of debt of $325,000;

•	$96,000 for contract consultants related to all administrative, revenue license negotiations, debt extinguishment negotiations and overall financial and SEC reporting compliance efforts;

•	$75,000 for directors and officers insurance premiums;

•	$19,000 in related SEC compliance expenditures;

•	$15,000 payment to reduce a remaining creditor obligation under the sale of our technology license asset related to our iodine-based nanoparticulate compounds during 2005;

•	$14,000 to a local tax authority as partial payment for unpaid property taxes (an unsecured obligation); and

•	$18,000 other miscellaneous.

 From January 1, 2007 through April 5, 2007, significant uses of our cash, which totaled approximately $290,000 (leaving us a net cash amount of $1,035,000 at April 5, 2007) (all amounts approximate) included:

•	$61,000 for legal costs associated with patent protection matters related to Imagent, in order to preserve intellectual property viability and values;

•	$21,000 for legal costs associated with general corporate, contract, and SEC reporting matters;

•	$44,000 for accounting and auditing services, including $13,000 related to income tax reporting compliance matters;

•
$47,000 net payments to a single creditor in exchange for the cancellation of $417,000 in total payable obligations which were undisputed, and another $100,000 in disputed obligations, yielding a gain on extinguishment of debt of $370,000;

•	$58,000 for directors and officers insurance premiums;

•	$25,000 for contract consultants related to administration, revenue license negotiations, debt extinguishment negotiations and overall financial and SEC reporting compliance efforts;

•
$30,000 transferred to a custodial account related to the remaining royalty payment obligation currently owed to Schering related to the amended and restated license agreement with Kyosei related to our Imagent during the year ending December 31, 2006;

•	$3,000 in related SEC compliance expenditures; and

•	$1,000 other miscellaneous.

Based on the lack of potential transactions which might be concluded in the near term, particularly in light of the amended and restated license agreement with Kyosei which we concluded during the year ended December 31 2006, and for which we were paid $1,200,000 as our share of the gross license proceeds, we have determined that the carrying value of the Imagent assets should be written down as of December 31, 2006 to $-0- carrying value by an additional increase in the valuation impairment allowance, with a corresponding charge for the net carrying value of $1,000,000 carried over from December 31, 2005.

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

We incurred gross decreases to shareholders’ equity totaling approximately $349,816 ($307,873, net of increase in paid-in capital attributed to the recognition of stock option compensation totaling $41,943) during the year ended December 31, 2006. The most significant reduction to shareholders’ equity during this same period resulted from continuing net losses, totaling approximately $349,816. Accordingly, the net shareholders’ deficit of $2,955,432 at December 31, 2005 was increased to a deficit of $3,263,305 at December 31, 2006.

Our financial condition raises substantial doubt about our ability to continue as a going concern (which activities have been limited to implementing our restructuring plan as discussed above) without further financing and adjustments to our levels of expenditures that we deem necessary to maximize the remaining asset values. In 2006, our operations consumed approximately $620,236 in cash. However, after giving effect to the gross receipt of $1,200,000 related to the amendment and restatement of the Kyosei agreement and additional cash increases related to $12,711 in interest income, our net cash increased for 2006 by approximately $592,474.

 The “Assumed acquisition obligations” relates primarily to past due payment obligations owed to several parties totaling $622,750 at December 31, 2006. Our former CEO is owed $206,250 for a bonus earned in 2004 and $275,000 for severance relating to the termination of his employment in 2005. No portion of these obligations, totaling $481,250, has been paid; such amounts are included in “Accrued payroll, deferred bonuses and related expenses” at December 31, 2006. For a discussion of other changes in accrued expenses and assumed acquisition obligations see Note 7 to our financial statements.

 In connection with our acquisition of the Imagent Business, we undertook certain obligations, including (i) subject to reaching satisfactory agreements with certain Alliance secured and unsecured creditors, to pay an aggregate amount of up to approximately $3,000,000 to creditors, of which all but approximately $1,179,000 has been paid, and (ii) to pay certain royalties based upon sales of Imagent through June 2010, subject to certain offsets. The remaining unpaid obligations assumed in connection with the Imagent Business acquisition referenced above now totals approximately $925,000 at year end 2006.  This includes $622,750 related to certain notes (of which all remain past due at year end). Our other obligations that we assumed from Alliance have been discharged.

RESULTS OF OPERATIONS

Revenue and License Fees

We did not generate significant product revenues during 2005 or 2006, due to capital constraints limiting our sales and marketing capability and the cessation of manufacturing operations related to the closing of our FDA-approved manufacturing facility in 2005. Any sales of products are therefore included in our financial statements under “investment and other income.”

 License revenues relate to the amortization and/or recognition of license revenue received but previously deferred in December 2003 ($2,000,000), April 2004 ($2,000,000), October 2004 ($4,000,000), September 2005 ($1,200,000) and November and December 2006 ($1,200,000).

In December 2003, we entered into a product license agreement with Kyosei for the development and marketing of Imagent in Japan for all radiology and cardiology indications. We received a gross payment of $2,000,000 from Kyosei in late 2003 and another $2,000,000 in the second quarter of 2004 (both of which were recorded as deferred revenue on a gross basis), less a total of $400,000 of taxes withheld at the source (for which $200,000 was charged against operations in each of 2003 and 2004). In November and December 2006 we entered into an amended and restated license agreement which yielded another $1,300,000, ($1,200,000 to us and $100,000 to Alliance). As a result of these Kyosei payments aggregating $5,300,000, we are obligated to pay Schering AG a total of $530,000 ($100,000 of which was paid in 2004 and an additional amount now totaling $430,000 remains unpaid at December 31, 2006. Through December 31, 2005 we recognized income from these payments ratably over the remaining lives of our related underlying Imagent patents, as calculated at the time the respective payments are received. Subsequent to that date we have recognized the full license fees inuring to our benefit without further deferrals. Accordingly, we recognized $1,200,000 as earned license revenue in 2006, and $338,095 as license revenue in 2005 in connection with the Kyosei agreements. Because we no longer conducted manufacturing operations, effective November 13, 2006 we entered into an amended and restated license agreement with Kyosei which relieved us of the obligation to manufacture and supply Imagent for Kyosei and we assigned to Kyosei certain patents and a trademark for use in Japan. Kyosei paid a total fee of $1,300,000. In accordance with our Settlement Agreement with Alliance dated as of September 19, 2005 an aggregate of $100,000 (approximately $91,000 net, after deducting Alliance’s allocated share of direct expenses) of the Kyosei proceeds was paid to Alliance. After taking into account direct expenditures attributed to this transaction for which we had remaining responsibility, and which totaled approximately $104,000 (including agent commission fees and incremental royalty obligations to Schering AG), we received net approximately $1,096,000.

 In 2004, we entered into a non-exclusive technology cross-license agreement with Bristol-Myers Squibb. We received a gross payment of $4,000,000 in connection with the license and an additional $4,500,000 under a related stock purchase agreement. We have recognized $358,212 and $-0- license revenue for 2005 and 2006, respectively, in connection with this technology license utilizing the same revenue recognition method described above. We do not owe Schering AG any royalty on the payments from this technology license because, among other things, it did not involve our sale of products.

 Research and Development

 Essentially all of our research expenses since the third quarter of 2004 until the early second quarter 2005 had been directed toward infrastructure and expenses associated with regulatory compliance and continued development of Imagent for new indications and the maintenance of our manufacturing capability. Since early in the second quarter of 2005, however, the majority of the costs have been expended with a focus on patent considerations, regulatory and clinical considerations in keeping with our overall objective to preserve net asset values for the benefit of creditors and shareholders. In August 2005, we notified the FDA that we suspended any activity related to the IND. Our regulatory and clinical operations were discontinued as part of our restructuring plan.  Based on the discontinuance of our research and development, regulatory and clinical operations, patent costs incurred in connection with preserving the Company’s intellectual property, which previously had been classified as research and development activities, have been reclassified to selling, general and administrative expenses. The following is a summary of our major research and development cost categories (all amounts approximate):

	Fiscal Year Ended December 31, 2005	Fiscal Year Ended December 31, 2006	Increase/ (Decrease) 2005 to 2006
Personnel	$746,000	$—	$(746,000)
Contract consultants	341,000	—	(341,000)
Production facilities costs	122,000	—	(122,000)
Supplies	17,000	—	(17,000)
Gain on equipment lease settlement	—	—	—
Other	75,000	—	(75,000)
Total	$1,301,000	$—	$(1,301,000)

We had no personnel, contract consultants’ charges, production facilities costs and supplies in 2006, and to the extent incurred during 2005 were greatly reduced over prior years primarily due to our cessation of operations and implementation of other aspects of our restructuring plan which was initiated in the three months ending June 30, 2005. The only research and development costs incurred in 2006 related solely to patent and related intellectual property protection activities for Imagent, in furtherance of our restructuring plan.

 Our research and development expenses related to Imagent were approximately $1,301,000 and $-0- for the 2005 and 2006 fiscal years, respectively. We have incurred a total of $6,842,000 in development expense for Imagent.

Selling, General and Administrative Expense

The following is a summary of the major cost categories in selling general and administrative expenses (all amounts approximate):

	Fiscal Year Ended December 31, 2005	Fiscal Year Ended December 31, 2006	Increase/ (Decrease) 2005 to 2006
Personnel	$845,000	$—	(845,000)
Contract consultants	646,000	108,000	(538,000)
Stock based compensation	1,078,000	42,000	(1,036,000)
Legal and accounting	1,324,000	191,000	(1,133,000)
Fees	1,675,000	—	(1,675,000)
Facilities costs	937,000	12,000	(925,000)
Insurance	476,000	173,000	(303,000)
Commission related to earned license revenues	—	48,000	48,000
Royalties related to earned license revenues	—	28,000	28,000
Depreciation & amortization	618,000	—	(618,000)
Amortization of purchase technology	1,303,000	—	(1,303,000)
Patent costs	148,000	157,000	9,000
Other	396,000	31,000	(365,000)
Total	$9,446,000	$790,000	(8,656,000)

Personnel, contract consultants, facilities and insurance expenses decreased from 2005 to the comparable 2006 period, primarily due to our efforts to cut expenses and implement our restructuring plan.

 There were no personnel costs in 2006, as all employee relationships were terminated in 2005 as part of our restructuring activities. Personnel costs in 2005 include a contractually obligated bonus of $206,250 to our then chief executive officer incurred in 2004, which remains unpaid in its entirety at December 31, 2006. In addition, the personnel costs incurred for 2005 include approximately $329,000 in net one-time charges for severance and incentive retention bonuses. Gross charges incurred during 2005 totaled $389,000, but was reduced by the offsetting waiver of a previously accrued bonus of $60,000 related to a prior period. Of the gross charges of $389,000, of which $34,000 represented nominal severance incentives paid to former staff in order to induce orderly restructuring of our affairs, $275,000 reflects the accrual of a one year salary severance obligation contractually owed to our former chief executive officer whose employment with us ended on May 31, 2005 (and which also remains unpaid in its entirety at December 31, 2006) and $80,000 in incentive retention bonuses issued in favor of our chief operating officer and one other employee who were both deemed integral to conducting the orderly restructuring of our operations in a manner necessary to preserve net asset values for creditors and shareholders.

 Contract consultant charges decreased significantly from the fiscal year ended December 31, 2005 for the comparable 2006 period, due to the restructuring plan commenced in the second quarter of 2005.

 Stock based compensation expense decreased during the fiscal year ended December 31, 2006 over the comparable 2005 period. The 2005 charges were significantly larger primarily due to the accelerated expense recognition of approximately 88,290 option-shares which had previously been issued at then below-market strike process to our former chief executive officer, but which became 100% vested on his employment termination date of May 31, 2005. Expenses recognized in 2006 related to options granted in prior period to two board members as compensation for their service on our board of directors.

 Legal and accounting expense decreased significantly from the fiscal year ended December 31, 2006 from the comparable period in 2005. Costs incurred during 2006 were relatively lower as a result of completing or curtailing litigation and registration activities. Costs incurred in 2006 related primarily to contract-related matters (including the amended and restated license agreement with Kyosei effective as of November 13, 2006) and SEC compliance and related reporting matters.

 There were no expenditures on fees in 2006. Fees incurred during the fiscal year ended December 31, 2005 related almost entirely to late registration penalties that began accruing in January 2005 for shares for which we have filed two registration statements.  Given our financial circumstances and goal to maximize the funds available to creditors, we withdrew those registration statements. We have stopped accruing penalty shares for investors that had registration rights, either by agreement (as with Oxford Bioscience Partners IV L.P., MRNA Fund II, L.P. and Mi3 L.P.) or because the shares originally issued became salable under Rule 144.

 Commissions of $48,000 and royalties of $28,000 incurred in 2006 (none in 2005) related solely to the amended and restated license agreement with Kyosei effective as of November 13, 2006, net of that portion which was reimbursed by Alliance as their pro rata portion (approximately $4,000 and $2,000, respectively).

Depreciation and amortization costs incurred during 2005 related to only that portion expensed up through April 2005, as after that date we took our equipment out of use and prepared for public auction, which was conducted in June 2005, in accordance with our restructuring activities.

Loss on Disposal of Property, Plant and Equipment

During the year ended December 31, 2005, furniture, fixtures and equipment with a net book value of $550,689 ($1,827,859 cost, less $1,083,993 accumulated depreciation and amortization and less $193,177 allowance for impairment reserve) was sold or otherwise disposed of for $324,384 in net proceeds, resulting in a loss on disposal of equipment totaling $226,305. No such losses were incurred in 2006, as all equipment was disposed in 2005 in accordance with our restructuring activities.

Impairment Losses

In 2006, we recorded impairment losses totaling $1,000,000 against the remaining net value of our Purchased Technology, after completing the amended and restated license agreement with Kyosei for which we received gross compensation of $1,200,000, after which we gave further consideration as to the likelihood of concluding any similar transactions, which we deem unlikely in the near term.

In 2005, we recorded the impairment losses totaling a net amount of approximately $7,506,500 in order to reflect fair market value of certain assets for which we were able to make reasonable estimations, all as a result of our restructuring activities (all amounts approximate):

•
Leasehold improvements - $3,072,500 (reduced to a remainder carrying value of $20,000 at June 30, 2005, an amount which was associated with a pending transaction that was subsequently concluded by December 31, 2005 for which we received cash consideration);

•
Equipment - $193,000 (reduced to a remainder carrying value of $31,220 at June 30, 2005, an amount which was associated with a pending transaction that was subsequently concluded by December 31, 2005 for which we received cash consideration);

•
Technology license - $570,500 (reduced to a remainder carrying value of $102,500 at June 30, 2005, an amount which was associated with a pending transaction that was subsequently concluded by December 31, 2005 for which we received cash consideration);

•	Purchased Technology - $11,373,500 (reduced to a remainder carrying value of $1,000,000 at December 31, 2005); and

•	Deferred royalties - $416,500 (reduced to a carrying value of $-0- at December 31, 2005).

In addition, the above impairment charges, totaling approximately $15,626,000, were offset by the adjustment of previously deferred revenue totaling approximately $8,119,500, resulting in net impairment charges recognized in 2005 amounting to approximately $7,506,500.

Investment and Other Income

Investment and other income for the years ended December 31, 2005 and 2006 was $42,875 and $12,711, respectively. Investment and other income for 2006 decreased from the comparable period in 2005, primarily due to the cessation of the production and sales of Imagent in 2005. Our investment and income in 2006 consisted solely of interest earnings on our cash reserves, whereas only $3,952 was attributed to interest earnings in 2005.

Gain on Extinguishment of Debt

In 2005, we obtained a settlement of obligations totaling $114,802 in exchange for cash payments of $10,360, resulting in a gain on the extinguishment of debt of $104,442. In 2006, we obtained a settlement of obligations totaling $361,242 in exchange for cash payments of $36,321, resulting in a gain on the extinguishment of debt of $324,921. We continue to negotiate with creditors from time to time, with the objective of achieving compromises with similar discounts, to the extent our cash reserves permit.

Interest Expense

Interest expense was $90,857 and $97,187 for the years ended December 31, 2005 and 2006, respectively. There as no change in the underlying amounts of obligations of interest-bearing notes receivable and other interest bearing obligations during 2006, which is attributable to royalties accrued from Schering AG (with an adjustable interest rate feature), obligations assumed in the Alliance transactions, and amounts owed to certain shareholders. No interest payments have been made in either year.

Preferred Stock

There were no preferred stock dividend obligations in either 2005 or 2006, as to any series of Preferred Stock.

Loss Attributable to Common Shareholders

As a result of the above factors, the net loss applicable to common shareholders was $17,697,883 and $349,816 for the years ended December 31, 2005 and 2006 respectively. Basic and diluted loss per common share was $2.95 and $$0.05, respectively, for these periods. Weighted average shares utilized in these calculations were 6,003,141 and 6,962,456, respectively. The increase in weighted shares outstanding was due primarily to the issuance of shares in settlement of penalties and late registration fees during 2005, all of which were outstanding for the duration of 2006.  There were no additional issuances of common stock made in 2006, other than related to rounding by one share associated with the continued exchange of common shares pursuant to the reverse stock split effected in 2005.

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

 Therefore, we are currently unable to operate in a manner that would allow us to further develop or promote the Imagent product. In August 2005, we notified the FDA that we suspended any activity related to the Investigational New Drug Application. We will focus our limited resources primarily on preserving the value of the Purchased Technology, to the extent possible, and exploring various options concerning our business, including joint venturing, licensing or selling our Imagent Purchased Technology and other possible strategic transactions. We no longer have current human, financial and other resources available to us at this time to carry out our original business plan or fully develop and commercialize Imagent on our own. Our plan is to effectuate the restructuring plan described above.

We will continue to investigate with other parties as to potential transactions that would create additional revenues (license, royalty or other form of revenues) from the licensing or sale of Imagent. In addition, we plan to maintain our intellectual property and patent estate related to Imagent, including conducting those additional activities necessary to preserve the value of this asset for potential other licensing or related strategic transactions. Our activities will also include those actions necessary to meet our regulatory, financial and tax reporting obligations. When opportunities present themselves, we will negotiate with certain creditors and execute related settlement agreements with those certain creditors who have agreed to take fractional payments for their liability claims in exchange for a full and final release of the related indebtedness, which will result in gains from debt extinguishment for our benefit. We have no current plans to hire any staff or to pursue any manufacturing, marketing or distribution activities.

CONTRACTUAL OBLIGATIONS

The following table summarizes our approximate contractual obligations as of December 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flow for future periods:

	Total Obligations All Years	2007	2008	2009	2010
Imagent purchase obligations and related notes (remaining)	$808,000	$808,000	$—	$—	$—

Notes payable	192,000	192,000	—	—	—

Accrued royalty liabilities	432,000	432,000	—	—	—

Severance and unpaid bonus to former CEO	481,000	481,000	—	—	—

Settlement amounts owed and guaranteed pursuant to equipment lease settlement	493,000	493,000	—	—	—

Other liabilities- past due	696,000	696,000	—	—	—

Accounts payable- ($1,452,000 past due)	1,501,000	1,501,000	—	—	—

Total contractual cash obligations	$4,603,000	$4,603,000	$—	$—	$—

We were released from operating lease obligations totaling approximately $2,285,000, which were related to our facilities lease at 6175 Lusk Boulevard in San Diego, pursuant to a lease termination agreement executed July 19, 2005 and made effective on or about July 31, 2005.

 As of December 31, 2006, we have not entered into any purchase orders for capital equipment.

SIGNIFICANT ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to evaluation of impairment analysis of long-lived assets. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe our most significant estimates relate to the impairment analysis we perform on long-lived assets to assess when a change in circumstances indicates that the carrying value may not be recoverable and we estimate the probable future cash flows related to that asset. We base our valuation assumptions on currently available information including estimates of market size and penetration, pricing, competitive threats and general operating expenses. These estimates may change and such changes may impact future estimates of carrying value.

 We consider the valuation of our investment in the Imagent Business to be a significant estimate. The carrying value of the Imagent Business at December 31, 2005 was approximately $1,000,000, net of accumulated depreciation and amortization and allowances for impairment, including assets purchased subsequent to the acquisition of the Imagent Business. On an annual basis (or more often as conditions may warrant), we continue to evaluate the carrying value of the Imagent Business and make any necessary adjustments (which we did again at December 31, 2006). Our valuation assumptions have been based on currently available information including estimates of market size and penetration, pricing, competitive threats and general operating expenses. These estimates may change and such changes may impact future estimates of carrying value.

At December 31, 2006, after giving consideration to a) the amended and restated license agreement with Kyosei, for which we received gross proceeds of $1,200,000 in additional earned license revenue in November and December 2006, and b) the likelihood of executing any similar agreements in the near term, we recorded an additional and final charge for impairment losses on the Imagent Purchased Technology in the amount of $1,000,000, reducing the carrying value on our balance sheet as of that date to $-0-.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have any impact on the Company’s financial statements.

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

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108 (“SAB 108”) to require registrants to quantify financial statement misstatements that have been accumulating in their financial statements for years and to correct them, if material, without restating. Under the provisions of SAB 108, financial statement misstatements are to be quantified and evaluated for materiality using both balance sheet and income statement approaches. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial statements.

ITEM 7. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	31

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2005 and 2006	33

Consolidated Statements of Operations for the Years Ended
December 31, 2005 and 2006 and for the Period from November 3, 1996
(inception) through December 31, 2006	34

Consolidated Statements of Shareholders’ Equity (Deficit) for
the Period from November 3, 1996 (inception) through
December 31, 2006	35

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2005 and 2006 and for the Period from
November 3, 1996 (inception) through December 31, 2006	41

Notes to Consolidated Financial Statements	44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
IMCOR Pharmaceutical Co.

We have audited the accompanying balance sheets of IMCOR Pharmaceutical Co. (the “Company”), a Development Stage Company, as of December 31, 2006 and 2005, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended, and for the period from November 3, 1996 (inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IMCOR Pharmaceutical Co. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, and for the period from November 3, 1996 (inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for stock-based compensation, effective January 1, 2006, as a result of the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payments.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has reported recurring losses from operations through December 31, 2006 and had a working capital deficit at December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California
April 13, 2007

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2006

ASSETS

Current Assets:
Cash and cash equivalents	$717,024	$1,309,498
Prepaid expenses and other current assets	144,535	30,648
Total current assets	861,559	1,340,146

Other assets:
Purchased technology, net	1,000,000	—
	1,000,000	—
	$1,861,559	$1,340,146

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Notes payable - unsecured	$192,233	$192,233
Accounts payable	1,841,667	1,500,940
Accrued expenses and assumed acquisition obligations	1,888,161	1,985,348
Accrued royalty fees	401,946	431,946
Accrued equipment lease obligation	492,984	492,984
Total current liabilities	4,816,991	4,603,451

Commitments and contingencies (Notes 3, 8 and 13)

SHAREHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value; 5,000,000 shares authorized
Series A preferred stock: 4,500 shares
authorized, issued and outstanding as of December 31, 2005
and 2006, respectively; $1,000 liquidation preference per share
($4,500,000 in aggregate as of December 31, 2005
and 2006)	45	45
Common stock, $0.001 par value; 200,000,000 shares authorized;
6,962,455 and 6,962,456 shares issued and outstanding
as of December 31, 2005 and 2006, respectively	6,962	6,962
Additional paid-in capital	87,926,777	87,968,720
Deficit accumulated during the development stage	(90,889,216)	(91,239,032)
	(2,955,432)	(3,263,305)

	$1,861,559	$1,340,146

See notes to consolidated financial statements.

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2005	Year Ended December 31, 2006	Period from Inception (November 3, 1996) to December 31, 2006

License revenue	$725,575	$1,200,000	$2,280,515

Operating expenses:
Research and development	1,301,149	—	11,981,528
Selling, general and administrative	9,445,898	790,261	56,514,811
Restructuring charges	—	—	1,541,455
Provision for future lease payments	—	—	1,264,208
Loss on disposal of property, plant and equipment	226,305	—	226,305
Impairment losses, net	7,506,566	1,000,000	8,781,045
Total operating expenses	18,479,918	1,790,261	80,309,352

Operating loss	(17,754,343)	(590,261)	(78,028,837)

Loss from joint venture	—	—	(14,518,000)
Investment and other income	42,875	12,711	1,507,585
Gain on extinguishment of debt	104,442	324,921	429,363
Interest expense	(90,857)	(97,187)	(1,729,794)
Loss from continuing operations	(17,697,883)	(349,816)	(92,339,683)

Discontinued operations:
Operating loss from therapeutic business	—	—	(10,679,101)
Gain from split-off of therapeutic business	—	—	11,779,752
	—	—	1,100,651

Net loss	$(17,697,883)	$(349,816)	$(91,239,032)

Basic and Diluted loss per common share from
continuing operations	$(2.95)	$(0.05)
Basic and Diluted Loss per common share
from discontinued operations	$—	$—
Basic and diluted net loss per common share	$(2.95)	$(0.05)

Weighted average number of common shares
outstanding- basic and diluted	6,003,141	6,962,456

See notes to consolidated financial statements.

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDER EQUITY (DEFICIT)

								Common			Deficit
	Preferred Stock							Stock	Unearned	Additional	Accumulated
	Series A		Series B		Common Stock		Members’	To Be	Compen-	Paid-in	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	sation	Capital	Stage	Total

Contribution of capital	—	$—	—	$—	—	$—	$7,268	$—	$—	$—	$—	$7,268
Net loss for the period ended December 31, 1996	—	—	—	—	—	—	(1,779)	—	—	—	—	(1,779)
Balance, at December 31, 1996	—	—	—	—	—	—	5,489	—	—	—	—	5,489

Contribution of capital	—	—	—	—	—	—	—	—	—	—	—	—
Net loss for the period January 1, 1997 to May 15, 1997	—	—	—	—	—	—	3,511	—	—	—	(3,511)	—
Balance, at May 15, 1997	—	—	—	—	—	—	9,000	—	—	—	(3,511)	5,489

Issuance of common stock	—	—	—	—	78,910	79	—	—	—	1,803,371	—	1,803,450
Effect of recapitalization and merger	—	—	—	—	371,090	371	(9,000)	—	—	1,210,816	1,732	1,203,919
Cost associated with recapitalization and merger	—	—	—	—	—	—	—	—	—	(371,111)	—	(371,111)
Net loss for the period May 16, 1997 to December 31, 1997	—	—	—	—	—	—	—	—	—	—	(554,702)	(554,702)

Balance, at December 31, 1997	—	—	—	—	450,000	450	—	—	—	2,643,076	(556,481)	2,087,045

Issuance of common stock	—	—	—	—	10,938	11	—	—	—	6,999,989	—	7,000,000
Costs associated with common stock issuance	—	—	—	—	—	—	—	—	—	(50,000)	—	(50,000)
Options issued to consultants	—	—	—	—	—	—	—	—	—	45,446	—	45,446
Net loss for the year ended December 31, 1998	—	—	—	—	—	—	—	—	—	—	(1,973,913)	(1,973,913)

Balance, at December 31, 1998	—	—	—	—	460,938	461	—	—	—	9,638,511	(2,530,394)	7,108,578

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDER EQUITY (DEFICIT) (Continued)

								Common			Deficit
	Preferred Stock							Stock	Unearned	Addtional	Accumulated
	Series A		Series B		Common Stock		Members’	To Be	Compen-	Paid-in	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	sation	Capital	Stage	Total
Exercise of stock options	—	—	—	—	56	—	—	—	—	50,063	—	50,063
Issuance of warrants and options	—	—	—	—	—	—	—	—	—	3,664,749	—	3,664,749
Issuance of common stock	—	—	—	—	6,298	6	—	—	—	6,082,648	—	6,082,654
Issuance of preferred stock	12,015	120	—	—	—	—	—	—	—	11,578,839	—	11,578,959
Reclassification of Series A shares as mezzanine equity in accordance with EITF D-98	(12,015)	(120)	—	—	—	—	—	—	—	(11,578,839)	—	(11,578,959)

Net loss for the year ended December 31, 1999	—	—	—	—	—	—	—	—	—	—	(6,052,841)	(6,052,841)

Balance, at December 31, 1999	—	—	—	—	467,292	467	—	—	—	19,435,971	(8,583,235)	10,853,203

Stock option compensation	—	—	—	—	—	—	—	—	—	125,020	—	125,020
Issuance of warrants and options	—	—	—	—	—	—	—	—	—	1,366,050	—	1,366,050
Issuance of preferred stock dividend	841	8	—	—	—	—	—	—	—	(8)	—	—
Issuance of preferred stock	—	—	337,056	3,370	—	—	—	—	—	5,272,970	—	5,276,340
Beneficial accretion of Series A shares reclassified as mezzanine equity	—	—	—	—	—	—	—	—	—	(240,464)	—	(240,464)
Net loss for the year ended December 31, 2000	—	—	—	—	—	—	—	—	—	—	(10,787,062)	(10,787,062)

Balance, at December 31, 2000	841	8	337,056	3,370	467,292	467	—	—	—	25,959,539	(19,370,297)	6,593,087

Stock option compensation	—	—	—	—	—	—	—	—	—	64,729	—	64,729
Issuance of common stock for cash	—	—	—	—	2,462	2	—	—	—	418,721	—	418,723

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDER EQUITY (DEFICIT) (Continued)

								Common			Deficit
	Preferred Stock							Stock	Unearned	Additional	Accumulated
	Series A		Series B		Common Stock		Members’	To Be	Compen-	Paid-in	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	sation	Capital	Stage	Total
Issuance of common stock in satisfaction of anti-dilution provision	—	—	—	—	9,543	10	—	—	—	(10)	—	—
Issuance of preferred stock dividend	—	—	20,224	202	—	—	—	—	—	(202)	—	—
Beneficial accretion of Series A shares reclassified as mezzanine equity	—	—	—	—	—	—	—	—	—	(195,577)	—	(195,577)
Net loss for the year ended December 31, 2001	—	—	—	—	—	—	—	—	—	—	(9,723,016)	(9,723,016)
Balance, at December 31, 2001	841	8	357,280	3,572	479,297	479	—	—	—	26,247,200	(29,093,313)	(2,842,054)
Stock option compensation	—	—	—	—	—	—	—	—	—	73,870	—	73,870
Issuance of warrants for service	—	—	—	—	—	—	—	—	—	322,000	—	322,000
Issuance of options in settlement of lawsuit	—	—	—	—	—	—	—	—	—	806,415	—	806,415
Employee compensation from stock options	—	—	—	—	—	—	—	—	—	988,184	—	988,184
Issuance of preferred stock dividends	—	—	40,194	402	—	—	—	—	—	(402)	—	—
Conversion of Series B to common stock	—	—	(397,474)	(3,974)	21,116	21	—	—	—	3,953	—	—
Beneficial inducement costs for convertible debt converted	—	—	—	—	—	—	—	—	—	206,348	—	206,348
Conversion of line of credit with Élan to common stock	—	—	—	—	6,422	6	—	—	—	3,082,481	—	3,082,487
Conversion of line of credit with entity controlled by director of company to common stock	—	—	—	—	115,741	116	—	—	—	2,499,884	—	2,500,000
Retirement of common stock returned in shareholder transaction	—	—	—	—	(256,855)	(257)	—	—	—	(12,226,062)	—	(12,226,319)

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDER EQUITY (DEFICIT) (Continued)

								Common			Deficit
	Preferred Stock							Stock	Unearned	Additional	Accumulated
	Series A		Series B		Common Stock		Members’	To Be	Compen-	Paid-in	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	sation	Capital	Stage	Total
Issuance of common stock for cash	—	—	—	—	441,153	441	—	—	—	9,141,460	—	9,141,901
Net loss for the year ended December 31, 2002	—	—	—	—	—	—	—	—	—	—	348,119	348,119

Balance, at December 31, 2002	841	8	—	—	806,874	806	—	—	—	31,145,331	(28,745,194)	2,400,951
Issuance of common stock for cash	—	—	—	—	1,389	1	—	—	—	29,999	—	30,000
Issuance of common stock for standstill agreement	—	—	—	—	37,500	38	—	—	—	1,173,712	—	1,173,750
Conversion of Series B to common stock	—	—	—	—	5	—	—	—	—	—	—	—
Options issued to consultants for services	—	—	—	—	—	—	—	—	—	9,200	—	9,200
Shares issued to consultant for services	—	—	—	—	3,438	4	—	—	—	132,258	—	132,262
Employee compensation from stock options	—	—	—	—	—	—	—	—	—	1,236,566	—	1,236,566
Shares issued in Technology Purchase	—	—	—	—	109,907	110	—	—	—	5,583,158	—	5,583,268
Shares to be issued in Technology Purchase	—	—	—	—	—	—	—	5,043,226	—	—	—	5,043,226
Shares previously subject to rescission	—	—	—	—	6,231	6	—	—	—	649,994	—	650,000
Shares issued to Xmark for penalties	—	—	—	—	4,941	5	—	—	—	163,671	—	163,676
Shares issued to Xmark for interest	—	—	—	—	1,082	1	—	—	—	48,596	—	48,597
Shares to be issued to Xmark and other former Alliance creditors for interest and penalties	—	—	—	—	—	—	—	76,933	—	—	—	76,933
Options exercised through cashless exercise	—	—	—	—	1,861	2	—	—	—	(2)	—	—
Xmark puttable shares classified as mezzanine equity	—	—	—	—	—	—	—	—	—	(1,969,668)	—	(1,969,668)

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDER EQUITY (DEFICIT) (Continued)

								Common			Deficit
	Preferred Stock							Stock	Unearned	Additional	Accumulated
	Series A		Series B		Common Stock		Members’	To Be	Compen-	Paid-in	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	sation	Capital	Stage	Total
Net loss for the year ended December 31, 2003	—	—	—	—	—	—	—	—	—	—	(22,773,504)	(22,773,504)
Balance, at December 31, 2003	841	8	—	—	973,228	973	—	5,120,159	—	38,202,815	(51,518,698)	(8,194,743)

Shares issued to consultant for services	—	—	—	—	11,562	12	—	—	(10,500)	43,675	—	33,187
Shares to be issued for legal fees	—	—	—	—	—	—	—	247,865	—	—	—	247,865
Employee compensation from stock options	—	—	—	—	—	—	—	—	—	959,283	—	959,283
Shares issued in Imagent Business purchase	—	—	—	—	99,276	99	—	(5,043,226)	—	5,043,127	—	—
Shares issued for penalties	—	—	—	—	8,935	9	—	(107,513)	—	244,460	—	136,956
Shares to be issued to Xmark and secured creditors for interest and penalties	—	—	—	—	—	—	—	252,357	—	—	—	252,357
Shares issued as payment for promissory notes	—	—	—	—	1,679,173	1,679	—	—	—	13,431,705	—	13,433,384
Shares issued for cash, net	—	—	—	—	1,268,750	1,269	—	—	—	9,323,731	—	9,325,000
Shares to be issued to investors for late registration	—	—	—	—	—	—	—	832,300	—	—	—	832,300
Issuance of stock in settlement of lease	—	—	—	—	30,829	31	—	—	—	586	—	617
Xmark puttable shares issued from mezzanine equity	—	—	—	—	—	—	—	—	—	1,969,668	—	1,969,668
Conversion of Series A to common stock	(841)	(8)	—	—	9,763	10	—	—	—	12,161,445	—	12,161,447
Retirement of puttable shares	—	—	—	—	(80,600)	(81)	—	(203,190)	—	(1,575,176)	—	(1,778,447)
Adjust shares for prior rounding	—	—	—	—	—	—	—	—	—	—	—	—
Shares to be issued to consultants for services	—	—	—	—	—	—	—	22,000	—	—	—	22,000
Shares issued for cash, net	4,500	45	—	—	—	—	—	—	—	4,139,955	—	4,140,000

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDER EQUITY (DEFICIT) (Continued)

								Common			Deficit
	Preferred Stock							Stock	Unearned	Additional	Accumulated
	Series A		Series B		Common Stock		Members’	To Be	Compen-	Paid-in	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	sation	Capital	Stage	Total
Proceeds from contribution by shareholder	—	—	—	—	—	—	—	—	—	46,690	—	46,690
Warrants issued for services rendered	—	—	—	—	—	—	—	—	—	28,400	—	28,400
Net loss for the year ended December 31, 2004	—	—	—	—	—	—	—	—	—	—	(21,672,635)	(21,672,635)
Balance December 31, 2004	4,500	45	—	—	4,000,916	4,001	—	$1,120,752	$(10,500)	84,020,364	(73,191,333)	11,943,329
Shares issued for services	—	—	—	—	105,610	105	—	(269,865)	10,500	269,760	—	10,500
Employee compensation from stock options	—	—	—	—	—	—	—		—	1,077,780	—	1,077,780
Shares issued for penalties	—	—	—	—	2,855,743	2,856	—	(850,887)	—	2,516,623	—	1,668,592
Options issued in settlement of claim	—	—	—	—	—	—	—	—	—	42,250	—	42,250
Shares issued per round-up requirement related to reverse stock split	—	—	—	—	186	—	—	—	—	—	—	—
Net loss for the year ended December 31, 2005	—	—	—	—	—	—	—	—	—	—	(17,697,883)	(17,697,883)
Balance December 31, 2005	4,500	45	—	—	6,962,455	$6,962	—	—	—	87,926,777	(90,889,216)	(2,955,432)
Employee compensation from stock options	—	—	—	—	—	—	—		—	41,943	—	41,943
Shares issued per round-up requirement related to reverse stock split	—	—	—	—	1	—	—	—	—	—	—	—
Net loss for the year ended December 31, 2006	—	—	—	—	—	—	—	—	—	—	(349,816)	(349,816)
Balance December 31, 2006	4,500	$45	—	$—	6,962,456	$6,962	$—	$—	$—	$87,968,720	$(91,239,032)	$(3,263,305)

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2005	Year Ended December 31, 2006	Period from Inception (November 3, 1996) to December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,697,883)	$(349,816)	$(91,239,032)
Net gain from discontinued operations	—	—	(1,100,651)
Adjustments to reconcile net loss to cash (used in)
provided by operating activities:
Depreciation and amortization	1,920,667	—	8,406,351
Loss on disposal of property, plant and equipment	226,305	—	262,529
Gain on sale of marketable securities	—	—	(18,503)
United States Treasury Notes amortization	—	—	12,586
Stock based compensation	1,077,780	41,943	5,003,342
Gain on extinguishment of debt	(104,442)	(324,921)	(429,363)
Gain from equipment lease settlement	—	—	(126,257)
License revenue deferred	1,000,000	—	9,000,000
Recognition of deferred license revenue	(725,575)	—	(1,080,515)
Amortization of deferred royalties expense	41,667	—	83,334
Valuation impairment allowances	7,506,566	1,000,000	8,781,045
Beneficial inducement costs for convertible notes	—	—	206,348
Issuance of warrants for services rendered	—	—	4,345,491
Issuance of stock options in settlement of lawsuit	—	—	806,415
Issuance of stock for standstill agreement	—	—	1,173,750
Issuance of stock for services rendered	10,500	—	445,814
Issuance of stock for interest payments and penalties	1,668,592	—	3,179,410
Equity in loss of affiliate	—	—	14,518,000
Changes in operating assets and liabilities:
Accounts receivable	33,916	—	—
Prepaid expenses and other current assets	298,267	113,887	(30,648)
Deferred royalties expense	—	—	(500,000)
Accounts payable	29,558	(15,806)	2,073,942
Accrued expenses and assumed acquisition obligations	(58,944)	127,187	(286,770)
Accrued equipment lease obligation	—	—	1,050,589
Other	—	—	10,000
Net cash (used in) provided by continuing operating activities	(4,773,026)	592,474	(35,452,793)

Net cash used in discontinued operations	—	—	(10,679,101)

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31, 2005	Year Ended December 31, 2006	Period from Inception (November 3, 1996) to December 31, 2006
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of marketable securities	—	—	2,164,464
Purchases of marketable securities	—	—	(2,182,967)
Purchases of United States Treasury Notes	—	—	(38,656,973)
Sale of United States Treasury Notes	—	—	39,778,548
Purchase of property, plant and equipment	(3,040)	—	(754,674)
Proceeds from disposal of property, plant and equipment	344,384	—	492,135
Proceeds from disposal of technology license	102,500	—	102,500
Patent acquisition costs	—	—	(237,335)
Investment in and advances to affiliate	—	—	(15,107,468)
Increase in note receivable	—	—	(1,255,000)
Decrease (increase) in deposits	324,750	—	(439,370)
Purchase of Imagent business	—	—	(5,074,761)
Net cash provided by (used in) investing activities	768,594	—	(21,170,901)

Net cash used in investing activities of discontinued operations	—	—	(1,306,676)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital leases	—	—	(291,704)
Net proceeds from issuance of equity and mezzanine equity	—	—	54,004,340
Capital contributions from shareholders	—	—	1,958,364
Principal payments on acquisition debt	—	—	(2,500,000)
Principal payments on other debt	—	—	(3,350,641)
Proceeds from issuance of debt	—	—	20,544,721
Payments on lease settlement obligation	—	—	(75,000)
Cost of recapitalization	—	—	(371,111)
Net cash provided by financing activities	—	—	69,918,969

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,004,432)	592,474	1,309,498
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,721,456	717,024	—
CASH AND CASH EQUIVALENTS, END OF YEAR	$717,024	$1,309,498	$1,309,498

SUPPLEMENTAL SCHEDULE OF CASH FLOWS
INFORMATION
Interest paid	$—	$—	$481,769

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

NON-CASH INVESTING AND FINANCING ACTIVITIES:

YEAR ENDED DECEMBER 31, 2006:

NONE

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

IMCOR PHARMACEUTICAL CO. AND SUBSIDIARIES
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

During the second quarter of 2005, the Company’s board of directors concluded that substantial additional capital resources required to fund its ongoing operations would not be forthcoming, and as more further described in Note 13, the Company has adopted and implemented an evolving restructuring plan that resulted in cessation or suspension of substantially all operations, including complete employee reduction-in-force, sale of excess equipment, suspension of manufacturing and clinical activities, cessation of current selling activities, vacating its premises, and the sale of certain of its technology. During the quarter ending September 30, 2005 the Company entered into a technology cross-license and two settlement agreements to resolve certain litigation and related disputes with other parties, as further described in Notes 3 and 8.

As a result of these restructuring activities, the Company is no longer able to operate in a manner that would allow it to further develop or promote the Imagent product on its own, and is currently evaluating its alternatives with respect to efforts to sell or otherwise maximize asset values related to the “Purchased Technology” (defined as the assets acquired on June 18, 2003 from Alliance Pharmaceutical Corp. (“Alliance”) which relate to the medical imaging business, including Imagent® (perflexane lipid microspheres), an FDA-approved product), and will continue to consider as alternatives the sale or license of it’s remaining assets, a merger or other material transaction. Such a transaction may include selling the Purchased Technology, a license or sale of the patent portfolio underlying the Purchased Technology, a manufacturing rights agreement, or another form of transaction. While such efforts as of December 31, 2006 have resulted in one such arrangement which yielded $1,200,000 in gross license revenues totaling $1,200,000 for the year then ended (see Note 13), no other definitive agreements have been reached nor transactions concluded. Although the Company is still contacting other interested or potentially interested parties, the attainment of a sale, license, development agreement or comparable transaction, while possible, is not likely to be developed and/or consummated in the near term.

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

Currently, the Company’s core business focus has evolved from an operating entity conducting research and development, manufacturing and limited selling activities, to one which is now developing alternatives with respect to maximizing the asset value for its remaining principal Purchased Technology asset, continuing to protect its patent portfolio, securing extended payment terms and/or release of creditor claims in exchange for significantly discounted settlement payments to its current creditors and conducting other compliance-related activities, including the submission of required filings with the Securities and Exchange Commission (SEC). Costs associated with conducting these activities will be incurred only so long as sufficient capital remains available, and with the overall primary objective remaining as that of maximizing net values available to unsecured creditors first and shareholders second.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

LIQUIDITY AND BASIS OF PRESENTATION - GOING CONCERN: The accompanying consolidated financial statements are prepared assuming the Company is a going concern.  The Company has reported accumulated losses since inception of $91,239,032, and as of December 31, 2006, has a working capital deficit of approximately $3,263,305. In addition, and as indicated above and in more details in Note 13, a restructuring plan was implemented commencing in the second quarter of 2005.

To the extent that the Company was able to estimate with reasonable certainty the fair value of certain assets as a result of its restructuring activities, it provided for valuation impairment allowances during 2005 where necessary to reflect the estimated fair values, including property, leasehold improvements, and equipment and technology license. As a result, all non-working capital assets with the exception of the Purchased Technology asset and the related deferred royalty asset were written down to a carrying value of $-0- by September 30, 2005.

At December 31, 2005, and then again at December 31, 2006, the Company reassessed the carrying value of the Purchased Technology and the related deferred royalties asset, after taking into consideration the following factors:

The experience related to the continued solicitation of interest in alternative transactions involving the Company’s Purchased Technology, particularly in the aftermath of the settlement of its litigation and the corresponding entry into the technology cross-license and the two settlement agreements;

The continued evolution of the Company’s business model from an operating entity with research and development, manufacturing and limited selling capabilities to a holder of intellectual property which might have commercial application to other interested parties;

The lack of adequate capital which precludes the Company from supporting next-stage obligations associated with its current product license for Imagent, wherein it acts as the licensor, and which has therefore disrupted the prospective nature of this commercialization activity with the licensee and which may therefore require an adjustment to the future business arrangements between the parties, which currently is being explored but has not concluded. See Note 14; and

The uncertainty about obtaining additional capital in amounts adequate to provide for the continued protection of the Company’s patent portfolio associated with the Purchased Technology, notwithstanding the two technology cross-licenses entered into in the fourth quarter 2004 and the third quarter 2005, respectively and the license agreement amendment finalized in the fourth quarter of 2006.

In light of these factors, discussed in greater detail in Note 13, the Company determined that as of December 31, 2005, the carrying values of the Purchased Technology and the related deferred royalties asset and the deferred revenue, should be reduced to their estimated fair values and the amount of the write-down recognized as additional “Impairment losses.”

Accordingly the net carrying value of the Purchased Technology was written down to $1,000,000 and the related deferred royalties asset and deferred revenue were written down to $-0- at December 31, 2005.

At December 31, 2006, the Company concluded, after further evaluation and taking into consideration a) the amended and restated license agreement with Kyosei, for which the Company received gross proceeds of $1,200,000 earned license revenue in November and December 2006 and b) the likelihood of entering into any similar transactions in the near term, that the remaining $1,000,000 Purchased Technology should be written down to $-0-, and a charge of the same amount was recorded as an additional and final impairment loss on Purchased Technology for the year ended December 31, 2006.

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

Concentration Risk - The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant concentration risk based on the quality of the financial institutions where deposits are maintained. Cash balances held by federally insured institutions at December 31, 2006 which exceed federally insured limits amount to $1,212,935.

Property, Plant and Equipment - Property, plant and equipment were originally stated at cost.  Depreciation and amortization of equipment and furniture and fixtures was provided for using the straight-line method over the estimated useful lives of the assets, generally three to seven years.  Leasehold improvements are being amortized on a straight-line basis over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Expense for maintenance and repairs are expensed as incurred. Impairment in the carrying values of these respective assets has been charged to “Impairment losses.” Upon disposition, all associated property, plant and equipment asset costs, together with the related accumulated depreciation and amortization and allowance for valuation impairment for the respective assets have been written off, and to the extent that such net carrying values exceeded the amount of the disposition proceeds received, if any, such difference is then charged to “Loss on sale of equipment.”

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

Revenue Recognition and Deferred Revenue - Prior to December 31, 2005, the date by which the Company had ceased production, operating and sales activities associated with its Imagent Purchased Technology and had sold off all of its other technology assets, the Company recognized revenue arising from previously received payments related to product and technology cross-license agreements ratably over remaining useful life (10-12 years) of the related technology as calculated from that time forward the respective licensing payments were received. At December 31, 2005, the Company recognized the then remaining deferred revenue as a reduction of “Impairment losses” related to the corresponding impairment write downs on intangible assets and deferred royalties made on a contemporaneous basis. Commencing in the year ending December 31, 2006, receipts for fees related to product and technology license agreements for which there are no future performance obligations are recognized when the Company has the contractual rights to receive the funds. See Notes 6, 13 and 14.

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

Basic and Diluted Loss Per Common Share - Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options, warrants and convertible preferred stock as they are anti-dilutive. Potential common shares excluded from the calculation at each of the years ended December 31, are as follows:

	2005	2006
Options pursuant to plans	167,017	110,671
Options outside of plans, net of cashless component	34,977	34,977
Warrants	819,736	819,736
Issuable upon conversion of preferred stock	833,334	833,334
Total	1,855,064	1,798,718

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

Stock Options - Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123(R), “Share-Based Payments,” (“SFAS 123(R)”) which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No.123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to January 1, 2006 have not been restated.

Recent Accounting Pronouncements:

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have any impact on the Company’s financial statements.

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

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108 (“SAB 108”) to require registrants to quantify financial statement misstatements that have been accumulating in their financial statements for years and to correct them, if material, without restating. Under the provisions of SAB 108, financial statement misstatements are to be quantified and evaluated for materiality using both balance sheet and income statement approaches. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial statements.

Reclassification - Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

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

The purchase costs allocated to intangible assets related to the acquisition of the Purchased Technology were estimated by management based on the fair value of the assets acquired. Purchased Technology has been amortized on a straight-line basis over the estimated remaining life of twelve years up to and through December 31, 2005, at which date it was written down to a carrying value of $1,000,000. This remaining value of $1,000,000 was further reduced to a carrying value of $-0- at December 31, 2006.  Purchased Technology is stated at cost, less accumulated amortization and allowance for impairment. See Note 6.

4. Investment in and Advances to Affiliate

On October 7, 1999, Sentigen, Ltd. (“Sentigen”) was formed as a joint venture between the Company and Elan International Services, Ltd. (“Elan”) to develop and commercialize nanoparticulate diagnostic imaging agents for the detection and treatment of cancer through lymphography.

On June 10, 2004, the Company and Elan terminated the joint venture. As a result, on that date Sentigen became a wholly owned subsidiary of the Company and was consolidated in the Company’s financial statements, with a carrying value of $735,916, whose value was wholly related to a worldwide license to certain patented Elan technology.

Through that date the Company had recognized “Loss from joint venture” totaling $14,518,000, primarily as a result of the amortization on the underlying license and impairment charges which had been taken from time to time, based on Sentigen’s period assessments of the future cash flows or valuation of the fair value of the license.

By December 31, 2005 this resulting license asset had been sold to a third party - see Note 6.

 5. Property, Plant and Equipment

 As a result of restructuring activities began by the Company during 2005 (See Note 13), all previously recorded property, plant and equipment had been either sold or written down to a $0 carrying value by December 31, 2005.

Depreciation and amortization expense on property, plant and equipment was $593,901 in 2005 at the time the assets were taken out of service pursuant to the Company’s restructuring activities commenced during the second quarter of 2005 and $-0- in 2006. See Note 13. In addition an impairment allowance reserve was established in 2005 totaling $3,265,492, of which $3,072,315 was attributed to leasehold improvements and $193,177 was attributed to furniture, fixtures and equipment.

During the year ended December 31, 2005, furniture, fixtures and equipment with a net book value of $550,689 ($1,827,859 cost, less $1,083,993 accumulated depreciation and amortization and less $193,177 allowance for impairment reserve)] was sold or otherwise disposed of for $324,384 in net proceeds, resulting in a loss on disposal of equipment totaling $226,305.

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

6. Intangible Assets and Deferred Royalties:

The cost and accumulated amortization of intangible assets and deferred royalties as of each of the years ended December 31, are as follows:

	2005	2006
Purchased technology:
Cost	$15,638,146	$15,638,146
Less allowance for valuation impairment	(11,373,572)	(12,373,572)
Accumulated amortization	(3,264,574)	(3,264,574)
	$1,000,000	$—
Patents:
Cost	$500,000	$500,000
Less allowance for valuation impairment	(274,479)	(274,479)
Accumulated amortization	(225,521)	(225,521)
	$—	$—

Deferred royalties:
Cost	$500,000	$500,000
Less allowance for valuation impairment	(416,666)	(416,666)
Accumulated amortization	(83,334)	(83,334)
	$—	$—

During 2005 the Company, as part of its restructuring activities (see Note 13), entered into an agreement in principal with a third party to sell its technology license asset for $102,500, net of certain costs, and an impairment allowance of $570,321 was then recorded, resulting in a net carrying cost of $102,500 ($735,916 cost, less $63,095 accumulated amortization and less $570,321 allowance for impairment reserve). During the quarter ending September 30, 2005 the agreement was finalized, and the Company received the contemplated $102,500, resulting in no further gain or loss on the sale of this technology license asset, other than to the extent of the previously recorded impairment allowance noted above.

The carrying values of the Purchased Technology were amortized on a straight-line basis over their estimated useful lives ranging from 10-12 years through December 31, 2005. The deferred royalties asset was amortized into operations over the same period as the related deferred revenues associated from a product license agreement to which these assets relate, which is 12 years, also through December 31, 2005. However, in light of the additional considerations addressed by the Company associated with its continuing restructuring activities (See Notes 2 and 13), management determined at December 31, 2005 that impairment allowances for the Purchased Technology and the deferred royalties assets, amounting to $11,373,572 and $416,666, respectively were appropriate, and the necessary adjustments were recorded. At December 31, 2006 management made a subsequent adjustment of further and final impairment allowance for the remaining $1,000,000, related to the Purchased Technology. This determination was made after giving consideration to a) the conclusion of the amended and restated license agreement with Kyosei, for which the Company received $1,200,000 in earned license revenues and b) the likelihood of any similar agreements which might be reached in the near term.

Amortization expense for purchased technology, patents and technology license was $1,326,766 in and $-0- in 2005 and 2006, respectively. There is no additional amortization contemplated in the next five years, as the only remaining intangible asset held by the Company, the Purchased Technology, has no current carrying value at December 31, 2006, even though it continues to be held in the event that the Company might reach one or more alternative transactions which may result in net cash payments to the Company (none of which is predicted in the near term).

7. Accrued Expenses and Assumed Acquisition Obligations:

	December 31,	December 31,
	2005	2006
Assumed acquisition obligations	$924,784	$924,784
Accrued payroll, deferred bonuses and related expenses	512,656	512,656
Accrued legal fees	139,153	139,153
Accrued interest	121,568	218,755
Other accrued expenses	190,000	190,000
	$1,888,161	$1,985,348

During 2005, the Company reduced its “Assumed acquisition obligations” by $200,000 as a result of reaching overall settlements in litigation and other disputes involving the Purchased Technology. See Note 8. The remainder of the “Assumed acquisition obligations” relates primarily to past due payment obligations owed to several parties totaling $622,750 at December 31, 2005 and 2006.

During 2005 the Company also paid out $353,884 in salary-related costs which had been accrued at December 31, 2004 in “Accrued payroll, deferred bonuses and related expenses,” including $156,172 in accrued salary, $159,787 in earned vacation and $37,925 in the remainder of a severance obligation for a former employee. There were no further payments of salary related costs made in 2006.

During 2005, the former CEO’s employment with the Company was terminated, and the Company recorded a reserve for severance totaling $275,000. This individual is also owed $206,250 for a bonus earned in 2004. No portion of these obligations, totaling $481,250, has been paid; such amounts are included in “Accrued payroll, deferred bonuses and related expenses” at both December 31, 2005 and 2006.

One of the Company’s law firms had originally agreed to accept shares of the Company’s common stock for a portion of their services rendered during the six months ending June 30, 2005. However, prior to the end of this period, the law firm advised the Company that it preferred to be compensated for these services in cash payment, to the extent the Company is ultimately able to pay. The Company agreed to this request and has accordingly recorded this obligation, totaling $139,153, to “Accrued legal fees” at both December 31, 2005 and 2006.

Incurred but unpaid interest totaling $218,755, which represents an increase of $97,187 from December 31, 2005 to December 31, 2006, is included in “Accrued interest,” and is associated with various interest-bearing obligations, including “Notes payable unsecured” ($192,233), “Accrued royalty fees” owed to Schering AG ($431,946) and various payable obligations associated with the “Assumed acquisition obligations” referenced above ($622,750).

Incurred but unpaid Board fees, including related fees for service on various committees, totaling $180,000, and which were incurred during the period January 1 to December 31, 2005 ($101,000) are included in “Other accrued expenses.” No additional Board fees were accrued during the period January 1 to December 31, 2006. There have been no payments for any such obligations incurred after the first quarter ending March 31, 2004.

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

Commencing approximately August 1, 2005, the Company rented temporary office space, originally for a minimum of 3 months, but then converting this arrangement to month-to-month by year end. Total expense incurred under this arrangement totaled $12,654 for the remainder of the year ended December 31, 2005 and $5,018 for the year ended December 31, 2006.

Total rental expense charged to operations for the years ended December 31, 2005 was approximately $583,000. In addition to the rental expense, the charges from the landlord at 6175 Lusk Boulevard in San Diego, California for maintenance, insurance and property taxes totaled approximately $93,000 in 2005.

License Agreements: As part of the acquisition of the Imagent business from Alliance in June 2003, the Company assumed a license agreement between Alliance and Schering AG (“Schering AG License”) which provides the Company with exclusive marketing and manufacturing rights, drug compositions, and medical devices and systems related to perfluorocarbon ultrasound imaging products, including Imagent, in the United States, for a five-year period from the date of the first commercial sale of a related product, which was August 2003. Schering AG is entitled to royalty payments based on five percent of sales revenues ($4,871 earned through December 31, 2006) and ten percent of license fee revenues that are received as lump sum payments ($4,871 and $530,000, respectively, earned through December 31, 2006). Only $102,950 of such royalties have been paid as of December 31, 2006.

If at the expiration of the five-year period the Company has not provided royalty payments to Schering AG in excess of $20,000,000 then Schering AG has the option to become a co-promoter of products, in which event the Company will be entitled to receive royalty payments from Schering AG. It is unlikely that the Company can meet this minimum royalty threshold obligation.

The Company entered into an amended and restated license agreement with Kyosei effective as of November 13, 2006. Under the terms of the revised agreement the Company has been relieved of its obligation under the original agreement to manufacture and supply Imagent for Kyosei and Kyosei was assigned certain patents and a trademark for use in Japan. Kyosei paid a total fee of $1,300,000. In accordance with the terms of the Settlement Agreement between the company and Alliance dated as of September 19, 2005 an aggregate of $100,000 (approximately $91,000 net, after deducting Alliance’s allocated share of direct expenses) of the consideration due from Kyosei was paid to Alliance. In addition, after taking into account direct expenditures attributed to this transaction for which the company had remaining responsibility, and which totaled approximately $104,000 (including agent commission fees and incremental royalty obligations to Schering AG), the company received net approximately $1,096,000

Litigation: On June 18, 2003, the Company, together with Alliance, the prior owner of the Purchased Technology, filed a complaint against Amersham Health, Inc. and two other Amersham affiliates (now known as GE Healthcare Ltd.) (collectively “Amersham”) alleging that certain Amersham products infringed on claims in the patents covering Imagent. The complaint alleged that principally through the Optison® product, Amersham infringed on eight patents owned by the Company. The Company further alleged misappropriation of trade secrets as well as other state law claims against Amersham.

The Company entered a Settlement Agreement and License (the “Amersham Settlement”) dated as of September 19, 2005 with Amersham, Alliance and Molecular Biosystems, Inc., at which time the parties dismissed their litigation and granted each other fully paid-up, irrevocable, royalty-free, non-exclusive cross-licenses, with the right to sub-license, and mutual releases. The Amersham Settlement resolved the parties’ claims arising under the case described above. See Notes 13 and 14 for a discussion of the financial terms of these settlements.

On May 11, 2005, the Company was served with an unlawful detainer lawsuit by EOP, the lessor of the property located at 6175 Lusk Boulevard in San Diego, California, regarding the Company’s default on its building lease for failing to pay back rent. As described more in Notes 8 and 13, as part of the Company’s restructuring activities commenced in the second quarter ended June 30, 2005, the Company was allowed to peacefully vacate the premises by July 31, 2005 pursuant to a lease termination agreement. The Company was further released from all past due rents, late payment fees and any future lease payments for which the base rents totaled at least $2,244,000.

The Company is not now a party to any litigation.

9. Notes Payable:

Notes Payable - Unsecured:

The unsecured notes payable bear interest at eight percent annually.

One of the Company’s directors is a general partner in the two entities that are owed $192,233 as of both December 31, 2005 and 2006.

10. Shareholders’ Equity (Deficit) and Mezzanine Equity:

  (a)  Series A Preferred Stock - In October 2004, the Company authorized and issued 4,500 shares of Series A Convertible Preferred Stock (“Series A-New”) to Bristol-Meyers Squibb Medical Imaging, Inc. (“BMSMI”) for $4,500,000 in conjunction with a non-exclusive technology cross-licensing agreement whereby BMSMI also paid the Company $4,000,000. Each share of the Series A-New is entitled to a liquidation preference of $1,000 per share and is convertible into 833,334 shares of the Company’s common stock at an effective conversion rate of $5.40 per common share. The Company may force the conversion of these shares into common stock after October 2005 in the event that the value of the Company’s common stock exceeds $8.10 for ten consecutive days. This mandatory conversion feature is limited to converting into an amount of common shares which does not exceed 19.9 percent of the then outstanding shares of the Company’s common stock.

An investment banking firm was paid a $680,000 fee and issued warrants expiring in October 2009 to purchase 66,667 shares of the Company’s common stock at $5.40 per share. The Company estimated $60,400 value for the warrants using the Black-Scholes pricing model. These costs were allocated pro rata between the value of the cross-licensing agreement and the value of the Series A-New shares. Accordingly, $392,000 was charged to shareholders’ equity as a reduction of the proceeds from the Series A-New shares and $348,400 was charged to expense.

  (b) Common Stock - As of December 31, 2004, the Company was subject to four groups of registration rights agreements. In the aggregate, these agreements cover approximately 5,553,969 shares of common stock (including approximately 735,881 shares issuable upon the exercise of warrants and 833,334 shares issuable upon the conversion of the Series A Convertible Preferred Stock) and require the Company to register those shares under various terms and subject to specific conditions in the agreements. In accordance with the terms of certain of these registration rights agreements, on January 11, 2005 a registration statement became effective relating to the resale of 2,332,679 shares of common stock including 735,881 shares issuable upon the exercise of warrants. In addition, on February 8, 2005 the Company filed a registration statement relating to the resale of 2,448,467 shares of common stock.

All of the shares issued in January through April 2005 were subject to pending registration statements which are not currently effective. The effectiveness of the registration statements was delayed while the Company responded to the SEC’s various comments which arose during the comment process. Given the Company’s current financial circumstances and its goal to maximize the funds available to its creditors, its board of directors has determined that the Company will not continue to pursue its efforts to effect its registration statements that were on file with the SEC (File Nos. 333-122625 and 333-117907). Those registration statements will be withdrawn.

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

Many of the Company’s investors have held their shares in the Company for more than a year and will be qualified to sell their shares under Rule 144, subject to the restrictions set forth therein; indeed, several such investors have sold shares utilizing Rule 144. However, given the Company’s current financial situation, at some point in 2006 or thereafter the Company may elect to cease reporting under the Exchange Act, and as a result, investors will no longer be eligible to resell their shares of the Company’s common stock under Rule 144 (unless the shares have been held for two years, in which case they would be freely saleable under Rule 144(k)).

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

On March 5, 2004, the Company issued 102,699 shares of the Company’s common stock to certain creditors of Alliance. Of the total shares issued, 99,276 shares (valued at $5,043,226) related to the acquisition consideration for the Imagent Business which had been classified as Common Stock to be Issued at December 31, 2003.

During the six months ended June 30, 2004, Xmark sold 15,732 shares of common stock for which it held a put right. In June 2004, the Company entered into an agreement with Xmark whereby the Company exchanged all remaining 80,600 puttable shares held by Xmark plus related obligations and fees for an aggregate of $2,128,447 of Secured Notes that were payable on or before December 1, 2004.

On April 19 and June 30, 2004, the Company sold 1,268,750 shares of its common stock for $8.00 per share and 735,875 warrants exercisable for $10.00 per share (including 101,500 warrants issued to its two placement agents), for approximately $10.15 million. The net proceeds to the Company were approximately $9,325,000. In addition, holders of an aggregate of approximately $12,719,500 principal amount of the Company’s Secured Promissory Notes and Revolving Convertible Senior Secured Promissory Notes (“Notes”), plus $713,884 interest accrued and added to the note balance, converted these Notes into 1,687,034 shares of the Company’s common stock at $8.00 per share, 7,861 of which were returned prior to year-end 2004 due to an over-issuance associated with an interest computation adjustment.

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

11. Stock Incentive Plans, Options and Warrants

The Company maintains three long-term incentive compensation plans (“Plans”) as follows:

The 1998 Long-Term Incentive Compensation Plan, which provides for the granting of up to 25,000 stock options to key employees, directors and consultants (57 of which have been exercised to date); 421 options were outstanding as of December 31, 2006.

The 2000 Long-Term Incentive Compensation Plan, which provides for the granting of up to 1,500,000 stock options to key employees, directors and consultants (none of which have been exercised to date); 110,250 options were outstanding as of December 31, 2006.

The 2000 Senior Executive Long-Term Incentive Compensation Plan, which provides for the granting of up to 50,000 stock options to senior executives (none of which have been exercised to date). Options exercised under this plan contain certain registration rights; no options were outstanding as of December 31, 2006.

Options granted under these Plans may be either “incentive stock options” within the meaning of Section 422A of the Internal Revenue Code, or nonqualified options. The stock options are exercisable over a period determined by the Board of Directors (through its Compensation Committee), but generally no longer than 10 years after the date they are granted.

The following summarizes the activity under the Plans combined for each of the years ended December 31,:

	2005	2006
Options outstanding at beginning of year	516,670		167,017
Options granted	95,000		—
Exercised	—		—
Options forfeited	(444,653)		(56,346)
Options outstanding at end of year	167,017		110,671

Option prices per share granted	$8.00	$	n/a

Weighted average exercise price:
Options granted	$8.00		$—
Options granted at less than market price	$—		$—
Options granted at the market price	$8.00		$—
Options forfeited	$123.20		$184.79
Options outstanding at end of year	$70.49		$12.29
Options exercisable at end of year	$97.80		$15.67
Number of shares exercisable	116,267		61,921
Aggregate Intrinsic Value	$—		$—

A summary of the status of the Company’s nonvested shares as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2005	50,750	$1.79
Granted	—	—
Vested	(2,000)	$4.61
Forfeited	—	—
Nonvested at December 31, 2006	48,750	$1.68

As of December 31, 2006, there was $19,011 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 11.6 months.

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

The following table summarizes information related to outstanding and exercisable options of the Plans as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Number of Shares	Weighted Average Exercise Price
$2.80 - $18.40	103,000	$7.85	8.13	54,250	$7.71
$18.41 - $21.60	500	$18.60	6.01	500	$18.60
$21.61- $91.20	6,813	$41.71	6.34	6,813	$41.71
$91.21 - $220.00	45	$220.00	3.92	45	$220.00
$220.01 - $550.00	88	$550.00	3.70	88	$550.00
$550.0 1- $1060.00	225	$890	1.68	225	$890.00
Total	110,671	$12.29	7.99	61,921	$15.67

During the year ended December 31, 2006, the Company recognized stock-based compensation of $41,943 pursuant to SFAS No.123(R) in the “Selling, general and administrative” line item of the Consolidated Statement of Operations. Additionally, no modifications were made to outstanding stock options prior to the adoption of SFAS No. 123(R), and no cumulative adjustments were recorded in the Company’s financial statements.

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

SFAS No. 123(R) requires disclosure of pro-forma information for periods prior to the adoption. The pro-forma disclosures are based on the fair value of awards at the grant date, amortized to expense over the service period. The Company has computed the pro forma disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation,” for options granted using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The assumptions used and weighted-average information are as follows for each of the years ended December 31,:

	2005	2006
Weighted-average fair value of options granted	$1.60	$	n/a
Expected dividend yield	$—	$	n/a
Risk-free interest rate at grant date	3.44%		n/a
Expected stock price volatility	233.16%		n/a
Expected option lives (years)	5		n/a

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for the period ending December 31, 2005 prior to the adoption of SFAS No. 123(R), and the actual effect on net income and earnings per share for the period after the adoption of SFAS No. 123(R).

	2005	2006
Applicable to common stockholders:
Net loss, as reported	$(17,697,883)	$(349,816)
Add stock based compensation expense
included in reported net loss	1,077,780	41,943
Less total stock-based employee
compensation expense determined under
the fair-value based method for all awards	(3,478,149)	(41,943)
Pro forma net loss	$(20,098,252)	$(349,816)
Net loss per common share (basic and diluted):
Reported	$(2.95)	$(0.05)
Pro forma	$(3.35)	$(0.05)

The following summarizes the activity related to warrants for each of the years ended December 31:

	2005	2006
Warrants outstanding at beginning of year	820,147	819,736
Warrants granted	—	—
Warrants exercised	—	—
Warrants forfeited	(411)	—
Warrants outstanding at end of year	819,736	819,736
Weighted average exercise price:
Warrants granted	$—	$—
Warrants exercised	$—	$—
Warrants forfeited	$955.60	$—
Warrants outstanding at end of year	$10.40	$10.40
Warrants exercisable at end of year	$10.03	$10.03
Number of shares exercisable	812,136	812,136

The following table summarizes information related to outstanding and exercisable warrants as of December 31, 2006:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Number of Shares	Weighted Average Exercise Price
$5.40 - $5.40	66,667	$5.40	2.80	66,667	$5.40
$10.00 - $10.00	735,881	$10.00	2.50	735,881	$10.00
$21.60 - $50.40	17,000	$37.69	0.90	9,400	$27.42
$884.54 - $884.54	188	$884.54	3.10	188	$884.54
Total	819,736	$10.40	2.49	812,136	$10.03

12. Dividends

There were no dividends for the years ended December 31, 2005 and December 31, 2006.

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

The Company had an operating lease for laboratory equipment which expired during 2004. During 2001, the Company determined that equipment leased by the Company under this operating lease would no longer be used by the Company in its research and discontinued making the monthly lease payments. In 2001 the Company recorded a provision for the remaining future lease payments of $1,264,208. At December 31, 2003 the balance of this obligation was $719,940. In June 2004, the Company reached a settlement with the equipment lessor issuing 30,829 shares of common stock and paying $75,000 with an agreement to pay $25,000 in January 2005. The settlement requires the Company to make additional payments to the lessor to the extent the lessor’s proceeds from its future sales of this stock are below $468,601 (30,829 shares at a guaranteed minimum price of $15.20 per common share). This contingent obligation is classified in the balance sheet at both December 31, 2004 and 2005 as $467,984 accrued equipment lease obligation, with the remainder as $31 par value common stock and $586 additional paid in capital (attributed to the minor difference effected upon recording the change in the underlying shares issued upon the retroactive restatement related to the 1-for-20 reverse stock split - see Note 10). In addition, the scheduled January 2005 payment, which has not been made, is also included in accrued equipment lease obligation at both December 31, 2005 and 2006. The balance of the estimated obligation in June 2004 in excess of the value of the settlement was recorded as miscellaneous income ($126,257).

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

As part of the employee reduction plan, the employment of the Company’s CEO and President was terminated effective May 31, 2005. A reserve for severance (equal to one year’s salary, as required by this individual’s employment contract), amounting to $275,000, was recorded as expense during the quarter ending June 30, 2005, but remains unpaid and is accordingly included in accrued expenses at December 31, 2006.

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

The remainder of the Company’s equipment and leasehold interest was subsequently sold subsequent to June 30, 2005 for $51,220 and, accordingly, all carrying values of related assets, accumulated depreciation and amortization, and valuation impairment allowances have been adjusted to $-0- as of December 31, 2005.

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

Notwithstanding the difficulties associated with the ongoing litigation with Amersham, the Company nevertheless has been able to execute to a significant extent on the second part of the strategic revenue plan through 2005), that of obtaining cash-based revenues from product licensing and/or technology cross-licensing activities, including:

•
$4,000,000 paid by Kyosei Pharmaceutical Co., Ltd. (“Kyosei”), a unit of the Sakai Group in Japan, in December 2003 and April 2004 pursuant to a product license, which was potentially worth as much as $10,000,000 to the Company if the future milestone obligations could be met;

•	$4,000,000 paid by BMSMI in October 2004 for a technology cross-license; and

•	$1,200,000 paid by Amersham in September 2005 for a technology cross-license, pursuant to reaching the Amersham Settlement and the related Alliance Settlement.

Because the Purchased Technology and the follow-on transactions for the above-described strategic revenues collected through September 2005, as well as the derivative royalties obligation owed to Schering AG pursuant to the Kyosei product license agreement, were inextricably related to one another, the accounting policies had initially been implemented with the primary objective being to match the recognition of license/cross-license revenue and royalties expense to the amortization of the Purchased Technology. Therefore, up to December 31, 2005, the related license fees and royalties were deferred and only partially recognized on a straight-line basis into license revenue and royalties expense, based on schedules which commence on the dates the respective transactions were concluded, and over the remaining estimated useful lives of the underlying technology.

Furthermore, because the Company could not predict during the initial stages of its restructuring activities, particularly in light of the then ongoing negotiations with Amersham and Alliance, it was not possible to project what additional arrangements might be made with potential business partners for Imagent, financial or otherwise. As a result, the Company was unable estimate potential changes to the fair market value of the Purchased Technology, together with the related deferred royalties asset and deferred revenue credits carried on the Company’s balance sheet at December 31, 2005.

However, the Company’s management determined at December 31 2005, after the Amersham and Alliance negotiations had been concluded and agreements executed, that the amount of carrying value of the Imagent assets could more readily be assessed, based on the reduced uncertainty associated with the previously described matters and an estimate of potential license fees related to a possible adjustment of the Kyosei agreement, for which negotiations were underway but could not be disclosed with any specificity at that date. Based on all factors then available, the Imagent asset was written down to its then-estimated fair value of $1,000,000 through the establishment of an allowance for valuation impairment. At the same time, the Company accordingly also concluded that the remaining deferred revenues and related deferred royalties assets, should be recognized at that date, rather than amortized into future operations, due to the lack of adequate capital and a full-time staff, which make it impracticable to continue normal operating activities.

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

The Company entered into an amended and restated license agreement with Kyosei effective as of November 13, 2006. Under the terms of the revised agreement the Company has been relieved of its obligation under the original agreement to manufacture and supply Imagent for Kyosei and assigned Kyosei certain patents and a trademark for use in Japan. Kyosei paid a total fee of $1,300,000. In accordance with the terms of the Settlement Agreement between the Company and Alliance dated as of September 19, 2005 an aggregate of $100,000 (approximately $91,000 net, after deducting Alliance’s allocated share of direct expenses) of the consideration due from Kyosei was paid to Alliance. In addition, after taking into account direct expenditures attributed to this transaction for which the Company had remaining responsibility, and which totaled approximately $104,000 (including agent commission fees and incremental royalty obligations to Schering AG), the company received net approximately $1,096,000.

An additional assessment of the remaining carrying value of the Imagent Purchased Technology of $1,000,000 was made at December 31, 2006, and in light of all relevant factors available to management, a final write-off of this remaining carrying value was recorded as an additional charge to “impairment losses” as of that date.

As the Company’s 2005 restructuring activities continued during the balance of 2005 and into 2006, the efforts have continually focused on seeking additional alternatives as to how best maximize the value in the Company’s significant remaining asset the Purchased Technology, while at the same time minimizing and eliminating additional significant contingent claims, including those which might have been made had the Company not been able to negotiate to satisfactory conclusions matters related to (a) the ongoing patent litigation, (b) the related disputes with Alliance and (c) the facilities lease termination.

The Company continues to evaluate its alternatives with respect to efforts to sell or otherwise maximize asset values related to the Purchased Technology, for the benefit of its creditors and shareholders, and will continue to consider as alternatives the sale or license of its remaining assets, a merger or other material transaction. Such a transaction may include selling the Purchased Technology, a license or sale of the patent portfolio underlying the Purchased Technology, a manufacturing rights agreement, or another form of transaction. To date, efforts to fashion additional arrangements have yielded only preliminary results; however, the Company continues to explore transactional possibilities with potentially interested parties. Although there remains some potential for a sale, license, development agreement or comparable transaction, no such transaction appears likely for the near term as of December 31, 2006.

The Company also faces certain continuing challenges to preserve and optimize the value of its Purchased Technology for the benefits of creditors and shareholders, not the least of which is the current lack of a full-time staff and reduced financial resources. For example, without an immediate capability to manufacturing the Imagent product, the Company can no longer support the prospective aspects of the Kyosei product license agreement as was originally executed, therefore putting out of practical reach any portion of the future potential payments totaling $6 million which might have otherwise flowed from this contract. In addition, it is similarly unlikely that the Company could readily restart the production of Imagent without first commencing a lengthy and costly process to reestablish manufacturing capabilities, which also puts out of reach for the time being the additional possibility of Imagent product sales. Continued protection of the value of the Company’s patent portfolio may represent another potential source of revenues for the Company, if factors warrant and the underlying cost-benefit analysis supports such action(s). And while the Company’s history of enforcing its rights in patents indicates that there is merit in this approach, patent protection, enforcement and/or possible litigation activities can be costly, time consuming and the results are inherently uncertain, so there can be no assurance that this business strategy will result in net benefits to the Company.

As a result of those adjustments and other asset impairment transactions described elsewhere in these “Notes to Consolidated Financial Statements,” the Company has recorded net impairment losses for each of the years ending December 31, 2005 and 2006 as summarized below:

	2005	2006
Impairment losses:
Purchased Technology write down	$11,373,572	$1,000,000
Add recognition of remaining deferred royalties	416,666	—
Less recognition of remaining deferred revenues	(8,119,485)	—
Net impairment attributed to Purchased Technology and related deferred license revenues and royalties	3,670,753	1,000,000
Patents	—	—
Technology license	570,321	—
Leasehold improvement	3,072,315	—
Furniture, fixtures and equipment	193,177	—
	$7,506,566	$1,000,000

The Company’s subsidiary, Sentigen, Ltd., a Bermuda entity, currently has no operations. It is likely to be administratively dissolved by the Bermuda authorities.

14. Deferred Revenue:

In December 2003, the Company entered into a product license agreement with Kyosei for the development and marketing of Imagent in Japan for all radiology and cardiology indications. Terms of the agreement call for the payment to the Company of up to $10,000,000 in fees and development milestone payments plus royalties on commercial sales. Kyosei will also pay the Company to manufacture Imagent for Kyosei’s clinical and commercial requirements. The Company received gross payments of $2,000,000 each in December 2003 and April 2004. These milestone payments have been amortized into income through December 31, 2005 over the remaining life of the related patents at the time each payment is received, which was approximately 12 years. The Company has recognized cumulative license revenue related to this agreement totaling $633,333, including $338,095 for 2005, prior to considering the additional adjustment made in accordance with the Purchased Technology valuation assessment more fully discussed in Note 13.

On October 29, 2004, the Company received $4,000,000 related to the cross-licensing provisions of a technology cross-licensing and securities purchase agreement with Bristol-Meyers Squibb Medical Imaging, Inc. (“BMSMI”) covering ultrasound contrast agent patents. The agreement provides both BMSMI and the Company the right to further develop and commercialize their respective ultrasound contrast imaging agents without risk of infringing upon the other company’s patent rights. This payment has been amortized into income through December 31, 2005 over the remaining life of the related patents, which was approximately 11 years at the time of the agreement. The Company has recognized cumulative license revenue related to this agreement totaling $417,914, including $358,212 for 2005, prior to considering the additional adjustment made in accordance with the Purchased Technology valuation assessment more fully discussed in Note 13.

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

The Company recorded $1,200,000 attributed to the Amersham technology cross-license to deferred revenue, which it then began to amortize into income through December 31, 2005 over the remaining life of the related patents, which was approximately 10¼ years at the time of the agreement. The Company recognized cumulative license revenue related to this agreement totaling $29,268, all of which is attributable to 2005, prior to considering the additional adjustment made in accordance with the Purchased Technology valuation assessment more fully discussed in Note 13.

As more fully discussed in Note 13, the Company recognized the balance of the deferred revenue at December 31, 2005, totaling $8,119,485 ($3,366,667 related to the original Kyosei product license, $3,582,086 related to the BMSMI technology cross-license and $1,170,732 related to the Amersham technology cross-license), taken into operations as a reduction of “Impairment losses” recorded in connection with its restructuring activities.

15. Gain on Extinguishment of Debt

Beginning in December 2005, the Company began to negotiate with certain creditors who were willing to settle and provide a full release of claims against the Company, in exchange for significantly discounted payments. During the years ended December 31, 2005 and 2006, the Company paid $10,360 and $36,321, respectively, to settle claims totaling $114,802 and $361,242, respectively. This resulted in the Company recognizing gains on extinguishment of debt in the amounts of $104,442 and $324,921, respectively.

16. Income Taxes

As of December 31, 2005 and 2006, the Company has net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $41,701,000 and $42,052,000, respectively, that expire from 2023 through 2026, and $35,599,000 and $35,950,000, respectively, for California state income tax purposes that expire in 2013, 2014, 2015 and 2016. The Tax Reform Act of 1996 contains provisions that may limit the utilization of NOL carryforwards available to be used in any given year in the event of significant changes in ownership interests as defined in the act. Management has provided a valuation allowance in the amount of $27,493,000 as of December 31, 2006 due to the uncertainty of the future realization of the deferred tax asset. The net change in valuation allowance for 2006 was a decrease of $2,328,000.

The expected income tax provision, computed based on the Company’s pre-tax income and the statutory Federal income tax rate, is reconciled to the actual tax provision reflected in the accompanying consolidated financial statements as follows:

	2005	2006
Expected federal income tax benefit	$(6,017,000)	$(119,000)
Expected state income tax benefit, net of federal benefit	(1,033,000)	(20,000)
Increase in valuation allowance	6,622,000	(2,328,000)
Losses for which no benefit recognized	429,000	17,000
Other	(1,000)	—
Change in estimate	—	2,450,000
Provision for income tax expense	$—	$—

The following is a schedule of the significant components of the Company’s net deferred tax assets as of each of the years ended December 31,:

	2005	2006
Net operating loss carryforwards	$19,607,000	$16,395,000
Deferred revenue	—	—
Amortization of intangible assets	242,000	(139,000)
Impairment in asset valuations	4,640,000	5,038,000
Equity in loss of affiliate	5,081,000	5,799,000
Other temporary timing differences	251,000	400,000
Deferred tax asset	29,821,000	27,493,000
Less valuation allowance	(29,821,000)	(27,493,000)
	$—	$—

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

 Although certain material weaknesses in internal controls and procedures previously disclosed have not been fully remediated, we believe that changes and procedures that were implemented and remain in place, mitigate and reduce the likelihood of material misstatements or improper disclosures in our financial statements and reports. These changes and procedures include (i) engaging of Larry D. Grant as a financial consultant, (ii) adding Darlene Deptula-Hicks to our Audit Committee, (iii) requiring the Executive Committee of the Board to ratify routine and/or recurring expenditures and approve significant commitments and non-routine expenditures and payments, (iv) requiring both Larry D. Grant and our other senior executives to review and approve the incurrence of all significant obligations and remittance of payments, (v) adopting separate Codes of Ethics for all employees and for senior executives and finance personnel, (vi) adopting or updating the charters of our Audit and Compensation Committees, and (vii) creating a Disclosure Committee and adopting a Disclosure Committee Charter. In addition, the cessation of operations and discharge of employees simplifies the complexity and reduces the number of transactions we must monitor, thereby significantly simplifying the internal control process.

 Our senior executive officers have previously consulted with Larry D. Grant and have participated in the evaluation of our disclosure controls (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2006 and, based on that evaluation, concluded that due to insufficient staff our disclosure controls and procedures were not fully effective to ensure timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act, and the rules and regulations thereunder. However, to the extent corrections and improvements in internal controls and disclosure controls and procedures cannot be implemented and/or maintained, management believes appropriate oversight and review is currently in place in light of the minimal transactions conducted during this fiscal year to prevent material misstatements in our annual financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

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

Name	Age	Position
Brian M. Gallagher, Ph.D.(1)	59	Director, Chairman of the Board
Taffy J. Williams, Ph.D.(1)	57	Director
Robert A. Ashley(2)	49	Director
Richard T. Dean, Ph.D.(2)(3)	59	Director
Darlene M. Deptula-Hicks, M.B.A.(2)	49	Director
Jonathan J. Fleming(1)(3)	49	Director
Alan D. Watson, Ph.D., M.B.A.(3)	54	Director

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

Brian M. Gallagher, Ph.D. is Chairman of the Board and has served as a director since July 22, 2004. Dr. Gallagher received his B.S. is biology from St. Louis University, his M.S. in marine sciences from Long Island University, and his Ph.D. in biology from St. John’s University. Dr. Gallagher currently serves as a Chief Executive Officer of Magen Biosciences. He previously served as a Director of CollaGenex Pharmaceuticals, Inc. and ImaRx Therapeutics, Inc., a privately held, drug delivery/specialty pharmaceutical company with a focus on cardiovascular diseases. From 1994 to 2003, he was the Chairman, President and Chief Executive Officer of CollaGenex Pharmaceuticals, Inc.

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

Robert A. Ashley began serving as a director following his election at the annual stockholders’ meeting held on January 20, 2005. Mr. Ashley received his MA in Biochemistry from St. Peter’s College, Oxford University. He is currently the chief executive officer of Ashley BioPharm. From 2004 until March 2007, he served as President, Chief Executive Officer and Chairman of the Board of Amplimed Corporation. From 1994 to 2003, he served in various capacities with CollaGenex Pharmaceuticals Inc., including as Senior Vice President, Vice President of Commercial Development and Managing Director of CollaGenex International Ltd.

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

Darlene M. Deptula-Hicks, M.B.A. has served as a director since July 22, 2004. Ms. Deptula-Hicks received her B.S. in accounting from New Hampshire College and her M.B.A. from Rivier College. She is currently the Executive Vice President of Finance and Chief Financial Office of iCAD Inc., a provider of computer-aided detection products for cancer detection and a Director of Technest Holding, Inc., a public defense and homeland security company. From 2002 until 2006, she served as Executive Vice President and Chief Financial Officer of ONI Medical Systems, Inc. Prior to that, she was the Executive Vice President, Chief Financial Officer and Treasurer of Implant Sciences Corporation from 1998 to 2001. Ms. Deptula-Hicks has over 20 years of experience in financial management positions, primarily in the life sciences sector.

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

Jack DeFranco, age 61, has served as Chief Operating Officer since January 20, 2005 and is currently providing services to the company as a consultant. From June 18, 2003 until January 20, 2005, he served as our Senior Vice President of Business Development and Marketing. For the ten years prior to joining the company, Mr. DeFranco served as Vice President of Marketing and Business Development for Alliance Pharmaceutical Corp., and he is currently employed with Alliance again as its President and Chief Operating Officer.   Mr. DeFranco received his B.S. from Stephen F. Austin University and an M.B.A. and M.A. from Fairleigh Dickenson University.

Larry D. Grant, age 55, has served as a financial consultant to the company since May 11, 2004. Mr. Grant is an independent consultant to the company who provides concentrated interim chief financial officer services, generally to technology companies, for extended periods of time. Unrelated to the company, since 2005, Mr. Grant has also been a Partner in Tatum, LLC, an executive services and consulting firm. From May 2003 to May 2004, Mr. Grant represented the Investors and Board of Directors of Molecular Reflections, Inc. From April 2003 to December 2003, Mr. Grant represented the Investors and Board of Directors of QED Solutions, Inc. From July 2002 to April 2003, Mr. Grant served as acting Chief Financial Officer with Voxiva, Inc. From February 2001 to July 2002, Mr. Grant served as Executive Vice President and Chief Financial Officer with SymRx, Inc. From August 1999 to February 2001, Mr. Grant served as Executive Vice President and Chief Financial Officer with JFX Software, Inc. Mr. Grant is a certified public accountant and has 33 years of experience in providing accounting and financial services.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership with the SEC. Those persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. To our knowledge, based solely on a review of the copies of those reports furnished to us during the fiscal year ended December 31, 2006, we believe that our executive officers, directors and beneficial owners of more than 10% of our common stock complied with all Section 16(a) filing requirements.

Code of Ethics. As of December 31, 2004, we have adopted a code of ethics for principal executives and senior financial officers, which includes our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. Our Code of Ethics for Senior Executives and Financial Personnel is referenced as Exhibit 14 and a copy will be provided without charge following the receipt of a written request to Larry D. Grant, IMCOR Pharmaceutical Co., 4660 LaJolla Drive, Suite 500, San Diego, CA 92122.

ITEM 10. EXECUTIVE COMPENSATION.

Executive Compensation. The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the Named Executive Officers (as defined below) for the fiscal years ended December 31,  2005 and 2006. The named executive officers (“Named Executive Officers”) are the company’s Principal Executive Officer and the other executive officers of the company who each received in excess of $100,000 in total salary and bonus for the fiscal year 2006. Compensation is shown in the following table:

 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (10)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compen- sation Compen- sation ($)	Total ($)
Brian M. Gallagher, acting principal financial officer and Chairman of the Board of Directors	2006 2005	$ -0-(1) $120,000(1)	$ -0- -0-	$ -0- -0-	$ 41,696(2)(3) -0-(2)(3)	$ -0- -0-	$ -0- -0-	$ -0- -X	$ 41,696(3) 120,000(1)
Jack DeFranco former President and Chief Executive Officer(8)(9)	2006 2005	$ 21,189 (4) 237,238 (5)	$ -0- 60,000 (6)	$ -0- -0-	$ -0-(3) -0-(3)	$ -0- -0-	$ -0- -0-	$ -0- -0-	$ 21,189(4) 297,238(5)(6)
Larry D. Grant financial consultant and Assistant Secretary	2006 2005	$ 76,313 (7) 177,600 (7)	$ -0- -0-	$ -0- -0-	$ -0- -0-	$ -0- -0-	$ -0- -0-	$ -0- -0-	$ 76,313 (7) 177,600 (7)

(1)
We entered into a letter agreement with Dr. Gallagher, the Chairman of our Board of Directors, to receive $10,000 per month in his capacity as Chairman of the Board; however, he has not claimed any monthly compensation for all of 2006, and $80,000 remains unpaid for the months May-December, 2005. Dr. Gallagher is entitled to reimbursement for normal and necessary out-of-pocket business expenses.

(2)
Pursuant to Dr. Gallagher’s agreement regarding his status as Chairman of the Board of Directors, he has received an option award to purchase 100,000 shares of common stock subject to vesting over a four year period. On each anniversary of Dr. Gallagher’s continued election as the Chairman of the Board he was to receive a new option to purchase 100,000 shares of common stock at the market price on the date of the grant, to vest over a four year period. However, no options have been granted since February 2005.

(3)
Expense reported in 2006 in accordance with Statement of Financial Accounting Standard No. 123R, Share Based Payment (SFAS 123(R)). Expense reported in 2005 in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employer,” (“APB No. 25”) and related interpretations. See the notes to the financial statements contained elsewhere herein for additional information. In 2005, option compensation expense for Brian M. Gallagher was calculated on a pro forma basis as if the company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), amounted to $103,446. In 2005, option expense for Jack DeFranco, similarly calculated for those options which had vested prior to his employment termination date, amounted to $32,614. Mr. DeFranco’s options have expired without being exercised. Mr. Gallagher’s options have not been exercised.

(4)	Reflects consulting fees totaling $21,829.

(5)	Includes $44,424 of previously unpaid but accrued vacation.

(6)	Reflects a retention bonus which was paid as an inducement to retain his services as an employee (See Note (2)).

(7)
Reflects consulting fees totaling $122,900 directly and another $34,000 paid by a stockholder on behalf of the company in 2004. In 2005 and 2006 the amounts were related to consulting fees and were paid directly by the company.

(8)
Dr. Williams and Mr. DeFranco were entitled to severance if their employment was terminated without cause, as discussed below.  As part of the employee reduction plan, Dr. Williams was terminated effective May 31, 2005. Mr. DeFranco became a consultant to the Company in November 2005, and is engaged on a part-time, as-needed basis through June 30, 2007.

(9)
Mr. DeFranco joined the company on June 18, 2003 as part of the acquisition of the Imagent Business. He served as Chief Operating Officer since January 20, 2005 and served as our Senior Vice President of Business Development and Marketing from June 18, 2003 until January 20, 2005. He became a consultant to the Company in November 2005 and is engaged on a part-time, as-needed basis through June 30, 2007.

(10)	Reflects a one-for-twenty reverse split which occurred in March, 2005.

Stock Options. We did not grant any stock options during the 2005 or 2006 fiscal years under our 2000 Long Term Incentive Compensation Plan.

The following table sets forth information about the Named Executive Officers concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the 2006 fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Brian M. Gallagher	51,250	48,750	-0-	$8.00	(1)	-0-	$-0-	-0-	$-0-
Jack DeFranco	-0-	-0-	-0-	-0-	--	-0-	-0-	-0-	-0-
Larry D. Grant	-0-	-0-	-0-	-0-	--	-0-	-0-	-0-	-0-

__________
(1) 5,000 expire on June 30, 2014 and 95,000 expire on March 4, 2015.

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

 Through May, 2005, Mr. Grant provided services to us under a consulting agreement that required us to pay him consulting fees at a rate of $925 per day, plus pay for his reasonable out-of-pocket expenses, and certain transportation expenses between San Diego and the East Coast, and to provide modest interim living accommodations in San Diego. For the balance of 2005 and all of 2006, Mr. Grant continued to provide services to us under the consulting agreement but worked from the East Coast. During 2005, we paid Mr. Grant consulting fees totaling $177,600. In return, during 2005 Mr. Grant provided us with financial and accounting advisory services and spent an average of at least five days per week and at least eight hours per day devoted to our business through May, 2005. For the balance of 2005, Mr. Grant continued to advise the company on average of two days per week. In 2006 Mr. Grant’s time commitment was further reduced to approximately 20 days per quarter on average, during which period we paid Mr. Grant consulting fees totaling $76,313.

  Officers generally serve at the discretion of the board of directors. We do not have any compensatory plans or arrangements resulting from resignation, retirement or any other termination of an executive officer’s employment with us.

As part of the employee reduction plan, the employment of our CEO and President was terminated effective May 31, 2005. We recorded a reserve for severance (equal to one year’s salary, as required by this individual’s employment contract), amounting to $275,000, as expense during the quarter ending June 30, 2005. This obligation remains unpaid and is accordingly included in accrued expenses at December 31, 2006.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brian M. Gallagher, Ph.D.	$-0- (1)	$-0-	$-0- (2)	$-0-	$-0-	$-0-	$-0-
Darlene M. Deptula-Hicks	$-0- (3)	$-0-	$-0- (4)	$-0-	$-0-	$-0-	$-0-
Alan D. Watson Ph.D.	$-0- (5)	$-0-	$-0- (6)	$-0-	$-0-	$-0-	$-0-
Jonathan Fleming	$-0- (7)	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Richard Dean Ph.D.	$-0- (8)	$-0-	$-0- (9)	$-0-	$-0-	$-0-	$-0-
Robert A. Ashley	$-0- (10)	$-0-	$-0- (11)	$-0-	$-0-	$-0-	$-0-

Taffy J. Williams Ph.D.	$-0- (12)	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

(1) We entered into a letter agreement with Dr. Gallagher, the Chairman of our Board of Directors, to receive $10,000 per month; however, he has not claimed any monthly compensation for all of 2006, and $80,000 remains unpaid for the months May-December, 2005. Dr. Gallagher is entitled to reimbursement for normal and necessary out-of-pocket business expenses.

(2) Pursuant to Dr. Gallagher’s agreement, he has received an option award to purchase 100,000 shares of common stock subject to vesting over a four year period. On each anniversary of Dr. Gallagher’s continued election as the Chairman of the Board he was to receive a new option to purchase 100,000 shares of common stock at the market price on the date of the grant, to vest over a four year period. However, no options have been granted since February 2005.

(3) Ms. Deptula-Hicks is entitled to receive an annual fee of $20,000 and an additional annual fee of $5,000 for membership on the Audit Committee; however, no claims for compensation have been made or accrued for 2006. Ms. Deptula-Hicks is reimbursed for normal and necessary out-of-pocket business expenses.

(4) Ms. Deptula-Hicks is entitled to a bi-annual option grant to acquire 3,000 shares of common stock, subject to quarterly vesting, but no options have been granted since October 2004.

(5) Mr. Watson is entitled to receive an annual fee of $20,000 and an additional annual fee of $3,000 for membership on the Compensation Committee; however, no claims for compensation have been made or accrued for in 2006. Mr. Watson is reimbursed for normal and necessary out-of-pocket business expenses.

(6) Mr. Watson is entitled to a bi-annual option grant to acquire 3,000 shares of common stock, subject to quarterly vesting, but no options have been granted since December 2003.

(7) Mr. Fleming has declined to receive any compensation for his participation on the Board or any of its committees.

(8) Dr. Dean is entitled to receive an annual fee of $20,000 and an additional fee of $5,000 for membership on the Audit Committee and $3,000 for membership on the Compensation Committee, however, no claims for compensation have been made or accrued for 2006. Dr. Dean is entitled to reimbursement of normal and necessary out-of-pocket business expenses.

(9) Dr. Dean is entitled to receive a bi-annual option grant to acquire 3,000 shares of common stock, subject to quarterly vesting, but no options have been granted since December 2003.

(10) Mr. Ashley is entitled to receive an annual fee of $20,000 and an additional annual fee of $5,000 for membership on the Audit Committee; however, no claims for compensation have been made or accrued for 2006. Mr. Ashley is reimbursed for normal and necessary out-of-pocket business expenses.

(11) Mr. Ashley is entitled to receive 3,000 options vesting over two years; however, these options have not been issued to date.

(12) Dr. Williams does not receive any separate compensation for his Board membership or for his Executive Committee membership.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management. The following table sets forth the approximate beneficial ownership of our common stock as of on March 31, 2007 by directors and executive officers of the Company and any person or group known to us to be the owner of more than five percent of our common stock. Shares beneficially owned by the individuals below through family partnerships or other entities they control are included in the number of shares listed in the table below for that individual.

Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned(2)		Percent of Class Outstanding(3)

EXECUTIVE OFFICERS AND DIRECTORS:
Robert A. Ashley	-0-		*

Richard T. Dean	3,000	(4)	*

Jack DeFranco	-0-		*

Darlene M. Deptula-Hicks, M.B.A.	3,000	(5)	*

Jonathan Fleming/Oxford Bioscience Partners IV L.P. 225 Berkeley St., Suite 1650 Boston, MA 02216	4,790,470	(6)	67.5

Brian M. Gallagher, Ph.D.	75,000	(7)	1.1

Alan D. Watson, Ph.D.	4,750	(8)	*

Taffy J. Williams, Ph.D.	-0-		*

All directors and executive officers as a group--2006 fiscal year (8 persons)	4,876,220		67.9

OTHER SHAREHOLDERS:

Oxford Bioscience Partners IV L.P. 225 Berkeley Street, Suite 1650 Boston, MA 02216	See above.

*	Constitutes one percent or less of the percent of class outstanding.

(1)	Unless otherwise indicated, the address of each person named in the table is c/o: IMCOR Pharmaceutical Co., 4660 La Jolla Drive, Suite 500, San Diego, CA 92122.

(2)	With respect to directors and executive officers, based on information furnished by the director or executive officer listed.

(3)
The percent of class outstanding includes common stock outstanding as of March 31, 2007, and the shares of common stock issuable upon exercise of warrants and options or conversion of other securities within 60 days of March 31, 2007.

(4)	Includes 3,000 options exercisable within 60 days of March 31, 2007.

(5)	Includes 3,000 options exercisable within 60 days of March 31, 2007.

(6)
Includes 46,223 shares and 1,366 warrants held by MRNA Fund II L.P. and 4,606,746 shares and 136,135 warrants held by Oxford Bioscience Partners IV L.P., which Mr. Fleming may be deemed to control. Mr. Fleming disclaims beneficial ownership of these shares for all other purposes.

(7)	Includes 75,000 options exercisable within 60 days of March 31, 2007.

(8)	Includes 1,250 shares of common stock and options to acquire 3,500 shares of common stock exercisable within 60 days of March 31, 2007.

Change in Control Agreements. We know of no arrangements which could result in a change of control of the company.

Securities Authorized for Issuance Under Equity Compensation Plans.

The information provided in the following table is as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	110,671	$12.29	1,464,272
Equity compensation plans not approved by security holders	-0-	$-0-	-0-
TOTAL	110,671	$12.29	1,464,272

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Certain Relationships and Related Transactions. Mi3, Oxford and MRNA purchased shares in the institutional financing which closed in April and June 2004. Jonathan Fleming (a director) is General Partner of OBP Management IV L.P. which is the general partner of Oxford and MRNA. William McPhee (a director at that time) was president of Mi3 Services L.L.C., the general partner of Mi3. These investors also provided capital to us evidenced by secured notes, which were converted into shares of our common stock at $8.00 per share in connection with the April/June 2004 financing. We filed registration statements covering the resale of shares held by these stockholders (which have terminated since then), and we issued additional late registration shares to them as required by the applicable registration rights agreements. We owed Oxford and MRNA $192,233 as of December 31, 2006 pursuant to unsecured notes, plus unpaid interest. The notes bear interest at eight percent annually.

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

+10.29
Amended and Restated Supply Agreement dated as of October 8, 2003 by and between Genzyme Corporation and IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.). (Filed as Exhibit 10.29 to the company’s report on Form 10-KSB/A for the year ended December 31, 2004 and incorporated herein by reference. Certain information in this exhibit was omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24B-2 of the Securities Exchange Act of 1934, as amended.)

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

+10.31
Exclusive Distribution Agreement dated as of April 1, 2002 by and between Alliance Pharmaceutical Co. and CORD Logistics, Inc. (n/k/a Cardinal Specialty Pharmacy Distribution). (Filed as Exhibit 10.31 to the company’s report on Form 10-KSB/A for the year ended December 31, 2004 and incorporated herein by reference. Certain information in this exhibit was omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24B-2 of the Securities Exchange Act of 1934, as amended.)

+10.32
Amended and Restated License Agreement dated as of November 13, 2006 by and between Kyosei Pharmaceutical Co., Ltd. and IMCOR Pharmaceutical Co. (Filed as Exhibit 10.1 to the company’s 10-QSB for the quarter ended September 30, 2006 and incorporated herein by reference. Confidential information in this exhibit was omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24B-2 of the Securities Exchange Act of 1934, as amended.

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

+ Incorporated by Reference.
* Filed herewith.

 (b) Reports on Form 8-K.

On November 28, 2006 the company filed an 8-K announcing the merger of its independent accounting firm, Peterson & Co., LLP with Squar, Milner, Miranda & Williamson, LLP.

On December 8, 2006 the company filed an amendment to the 8-K filed on November 28, 2006 to satisfy technical Securities and Exchange Commission requirements relating to the disclosure of the merger between Peterson & Co., LLP and Squar, Milner, Miranda & Williamson, LLP.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditors’ Fees

The aggregate fees billed for professional services rendered by the principal accountant for each of the fiscal years ended December 31, 2005 and 2006 for the audit of the Company’s annual financial statements and review of the financial statements included in our quarterly reports on Form 10-QSB, and services that are normally provided by the accountant in connection with statutory and regulatory filings (including review of registration statements under “Audit Related Fees”) or engagements for these fiscal periods, were as follows:

	Year ended December 31, 2005	Year ended December 31, 2006
Audit Fees	$183,795	$79,947
Audit Related Fees	$7,050	None
Tax Fees	None	$19,094
All Other Fees	None	None
Total	$190,845	$99,041

Audit Committee Pre-Approval Policy. Pursuant to the terms of our Audit Committee’s charter, our Audit Committee pre-approves all auditing services (which may entail providing comfort letters in connection with securities underwritings) and non-audit services proposed to be provided by the Company’s independent certified public accountant, except for non-audit services within the de minimus exception under Section 10A(i)(B) of the Exchange Act. In this connection, the Audit Committee has the authority to appoint one or more of its members to approve services, provided that the decisions made by such designees between meetings of the Audit Committee shall be presented to the full Audit Committee at the next meeting thereof. All of the services provided to the Company by Squar, Milner, Peterson, Miranda & Williamson, LLP (formerly Peterson & Co., LLP) during the fiscal years ended December 31, 2005 and December 31, 2006 were pre-approved by the Audit Committee.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMCOR PHARMACEUTICALS CO.

Date: Apri1 16, 2007	By:	/s/ Brian Gallagher
Brian Gallagher (Chairman of the Board and Acting Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Taffy J. Williams, Ph.D.	Director	April 16, 2007
Taffy J. Williams, Ph.D.

By:	/s/ Darlene M. Deptula-Hicks	Director	April 16, 2007
Darlene M. Deptula - Hicks

By:	/s/ Alan D. Watson, Ph.D.	Director	April 16, 2007
Alan D. Watson, Ph.D.

By:	/s/ Jonathan Fleming	Director	April 16, 2007
Jonathan Fleming

By:	/s/ Richard Dean, Ph.D.	Director	April 16, 2007
Richard Dean, Ph.D.

By:	/s/ Robert A. Ashley	Director	April 16, 2007
Robert A. Ashley

By:	/s/ Brian M. Gallagher, Ph.D.	Director	April 16, 2007
Brian M. Gallagher, Ph.D.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
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

+10.29
Amended and Restated Supply Agreement dated as of October 8, 2003 by and between Genzyme Corporation and IMCOR Pharmaceutical Co. (f/k/a Photogen Technologies, Inc.). (Filed as Exhibit 10.29 to the company’s report on Form 10-KSB/A for the year ended December 31, 2004 and incorporated herein by reference. Certain information in this exhibit was omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24B-2 of the Securities Exchange Act of 1934, as amended.)

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

+10.31
Exclusive Distribution Agreement dated as of April 1, 2002 by and between Alliance Pharmaceutical Co. and CORD Logistics, Inc. (n/k/a Cardinal Specialty Pharmacy Distribution). (Filed as Exhibit 10.31 to the company’s report on Form 10-KSB/A for the year ended December 31, 2004 and incorporated herein by reference. Certain information in this exhibit was omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24B-2 of the Securities Exchange Act of 1934, as amended.)

+10.32
Amended and Restated License Agreement dated as of November 13, 2006 by and between Kyosei Pharmaceutical Co., Ltd. and IMCOR Pharmaceutical Co. (Filed as Exhibit 10.1 to the company’s 10-QSB for the quarter ended September 30, 2006 and incorporated herein by reference. Confidential information in this exhibit was omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24B-2 of the Securities Exchange Act of 1934, as amended.

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